Form 10-K
period 1993-12-31
COMPAQ COMPUTER CORP
filed 1994-02-24
CIK 714154

- -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1993      Commission File Number 1-9026

                          COMPAQ COMPUTER CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                               76-0011617
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification No.)

                      20555 SH 249, Houston, Texas 77070
                                (713) 370-0670
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
            Title of each class                      which registered
       Common Stock, $.01 par value              New York Stock Exchange
Series A Participating Cumulative Preferred      New York Stock Exchange
           Stock Purchase Rights
              Debt Securities                              None

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes ( X )  No (   )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 1994 (based on the last sale price on the New York Stock Exchange as of such date) was $7.3 billion.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of January 31, 1994 was 84,836,387.

                      DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part III of this Annual Report on
Form 10-K the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held April 21, 1994.
- -------------------------------------------------------------------------------

                                    PART I

Item 1.  Business

General

     Compaq Computer Corporation, founded in 1982, designs, develops, manufactures, and markets personal computers, PC systems, and related products for sale primarily to business, home, government, and education customers. The Company operates in one principal industry segment across geographically diverse markets. As used herein, the term "Company" means Compaq Computer Corporation and its consolidated subsidiaries, unless the context indicates otherwise.

     In 1993 the Company focused its business activities on increasing the Company's market share by expanding sales to new customers while augmenting sales to its existing customer base. The Company plans to capitalize on its leadership position in integrating hardware and software to furnish the building blocks of personal and corporate computing while participating in software and communications markets either directly or through business alliances. Through this strategy, the Company expects to become the leading computer platform provider in the information technology industry by offering the products and services that customers need to easily access and manage information. The Company believes its key to success is leveraging the Company's engineering talent, purchasing power, manufacturing capabilities, distribution strengths, and brand name to bring to market high-quality cost-competitive products with different features in different price ranges.

Compaq Products

     The Company offers a wide range of personal computing products, including desktop personal computers, battery-powered notebook computers, AC-powered portable computers, and tower PC systems that store and manage data in network environments. The Company's products are available with a broad variety of functions and features designed to accommodate a wide range of user needs.
Each of the Company's PC products is backed by a three-year worldwide warranty, the most comprehensive in the industry.

     In 1993 sales of desktop personal computers accounted for 56% of the Company's CPU sales, which exclude option sales. The Deskpro product line is the Company's vehicle for delivering high-performance and advanced features to the business user. The ProLinea value line products, the Company's leading unit sellers in 1993, include the "all-in-one" Compaq ProLinea Net 1/25s featuring an integrated monitor, a network interface card, and Energy Star compliant low power mode. The easy-to-use Presario family of personal computers for the home and small business market includes new multi-media PCs introduced in November offering a double-speed CD-ROM drive, stereo sound, external stereo speakers, a microphone, and a choice between family or small office pre-installed software and CD-ROM programs.

     Sales of portable personal computers accounted for 32% of the Company's CPU sales in 1993. In October the Company continued its strong leadership in portable computing by announcing the Compaq Concerto, the first fully-featured notebook personal computer to offer interactive use of keyboard and pen. The Company's most popular notebook product line in 1993 was the COMPAQ Contura family, which was expanded in March to include models featuring the battery efficiency and high performance of the 486SL microprocessor and advanced displays.

     In September 1993 the Company introduced the Compaq Proliant family of tower computers, a line of advanced server products coupled with new service, support, and management capabilities. The ProLiant family includes one, two, or four processor models and features SmartStart, a set of CD-ROM-based utilities for intelligent hardware configuration and operating system installation. The Company's leading unit seller in 1993 in its PC systems products was the COMPAQ Prosignia line, which received a Product of the Year award from InfoWorld in the network hardware category. Sales of PC system products accounted for 10% of the Company's CPU sales in 1993.

     In December 1993 the Company announced its plans to withdraw from the printer market to devote its resources to other opportunities that provide a more effective leverage of the Company's market leadership and technological strengths. The Company will continue to offer the existing PageMarq product line during the first half of 1994. Customers purchasing a PageMarq product will receive a full range of support offerings, including consumables, 7x24 hotline support, technical assistance, and service for its printer products.

     The Company offers a number of options products for its desktop, portable, and systems products, including add-on video display monitors and communications products. Its products for its systems customers include the Dual Port Ethernet Controller, a high performance controller that combines two bus-master Ethernet controllers on one board in a single slot, and Compaq UPS, a new integrated power supply with battery backup that along with Insight Manager can initiate a controlled shutdown if power fails. In October 1993 the Company announced TabWorks, an easy-to-use icon-based software that is designed to look and function like a three-ring binder and offers an alternative to the Windows Program Manager for organizing and accessing documents.

Product Development

     The Company is actively engaged in the design and development of additional products and enhancements to its existing products. During 1993, 1992, and 1991, the Company expended $169 million, $173 million, and $197 million, respectively, on research and development. Since personal computer technology develops rapidly, the Company's continued success is dependent on the timely introduction of new products with the right price and features. Its engineering effort focuses on new and emerging technologies as well as design features that will increase efficiency and lower production costs. In 1993 the Company focused on technological developments for PC products related to color and monochrome active and passive matrix flat panels, power conservation, communication devices, full-motion video and stereo sound, pen-based PCs, and component densification, as well as new technologies applicable to future products such as small form-factor devices.

     Many of the Company's products utilize technology developed in alliances with third parties. Technological and development alliances have become increasingly important in the information management sector and the Company believes that its size and technological skills give it an advantage forming such relationships. In September 1993 the Company announced two strategic alliances. The Company and Novell, Inc. signed a formal agreement to define a broad set of coordinated activities, including the design of integrated hardware and software platforms and the development of industry-wide network testing standards and procedures. The Company also announced a joint effort with VLSI, Intel, and Microsoft to develop a hand-held mobile companion device.

Manufacturing and Materials

     The Company's manufacturing operations consist of manufacturing finished products and various circuit boards from components and subassemblies that the Company acquires from a wide range of vendors. The Company's principal manufacturing operations are located in Houston, Texas; Erskine, Scotland; and Singapore. Products sold in Europe are manufactured primarily in the Company's facilities in Erskine, Scotland and Singapore. Products sold in the U.S. are primarily manufactured in the Company's facilities in Houston, Texas, and Singapore. Products sold in the Pacific Rim are primarily manufactured in Singapore while products sold in Latin America are primarily manufactured in Houston.

     The Company believes that there is a sufficient number of competent vendors for most components, parts, and subassemblies. A significant number of components, however, are purchased from single sources due to technology, availability, price, quality, or other considerations. Key components and processes currently obtained from single sources include certain of the Company's displays, microprocessors, application specific integrated circuits and other custom chips, and certain processes relating to construction of the plastic housing for the Company's computers. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for an additional supplier. In the event that a supply of a key single-sourced material, process, or component were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. The Company attempts to mitigate these risks by working closely with key suppliers on product plans, strategic inventories, and coordinated product introductions.

     Like other participants in the personal computer industry, Compaq ordinarily acquires materials and components through purchase orders typically covering the Company's requirements for periods averaging 90 to 120 days. From time to time the Company has experienced significant price increases and limited availability of certain components that are available from multiple sources, such as dynamic random-access memory devices. In 1993 the Company was constrained by parts availability in meeting product orders. Any similar occurrences in the future could have an adverse effect on the Company's operating results.

Marketing and Distribution

     The Company distributes its products principally through third-party computer resellers. In response to changing industry practices and customer preferences, the Company is continuing its expansion into new distribution channels, such as mass merchandise stores, consumer electronics outlets, and computer superstores. The Company's products are sold to large and medium-sized business and government customers through dealers, value-added resellers, and systems integrators and to small business and home customers through dealers, consumer channels, and beginning in March 1993 directly through the Company's DirectPlus mail order business that features a variety of personal computers, printers, and software products. Business customers account for the largest portion of the Company's revenues. Business customers are attracted to the Company's products for a variety of reasons, including the Company's reputation for reliability, price, product performance, and technological excellence, the availability of a wide variety of application software, ease of use, and connectivity solutions.

     In 1993 North American sales constituted 51% of the Company's total revenues and European sales constituted 38%. The Company's North America Division markets its products in the United States and Canada, while the Company's Europe Division, based in Munich, Germany, focuses on opportunities in Europe as well as in parts of Africa and the Middle East. The Company has Asia/Pacific, Japan and Latin America Divisions to focus on opportunities in these high growth areas. For further geographic information for 1993, 1992, and 1991, see the Management's Discussion and Analysis of Financial Results and
Note 10 of Notes to Consolidated Financial Statements.

Service and Support

     The Company provides support and warranty repair to its customers through full-service computer dealers and independent third-party service companies. Compaq offers its customers CompaqCare, which includes a number of customer service and support programs, most notably a three-year warranty on PC products (excluding monitors and batteries) and round-the-clock lifetime telephone technical support at no additional charge to the customer.

Patents, Trademarks, and Licenses

     The Company held 203 patents (including 28 design patents) and had 262 patent applications (including 28 design patent applications) pending with the United States Patent and Trademark Office at the close of 1993. In addition, the Company has registered certain trademarks in the United States and in a number of foreign countries. While the Company believes that patent and trademark protection plays an important part in its business, the Company relies primarily upon the technological expertise, innovative talent, and marketing abilities of its employees.

     The Company has from time to time entered into cross-licensing agreements with other companies holding patents to technology used in the Company's products. The Company holds a license from IBM for all patents issued on applications filed prior to July 1, 1993. In the third quarter of 1993 the Company entered into a patent cross-license agreement with Texas Instruments, Inc. The Company agreed to pay Texas Instruments royalties for products sold from January 1, 1990 to January 31, 1993, and to make additional payments through December 31, 1997. Because of technological changes in the computer industry, extensive patent coverage, and the rapid rate of issuance of new patents, certain components of the Company's products may unknowingly infringe patents of others. The Company believes, based in part on industry practices, that if any infringements do exist, the Company will be able to modify its products to avoid infringement or obtain licenses or rights under such infringed patents on terms not having a material adverse effect on the Company.

Seasonal Business

     Although the Company does not consider its business to be highly seasonal, the Company in general experiences seasonally higher sales and earnings in the first and fourth quarters of the year. The Company experienced an increase in the seasonality of its North American sales in the fourth quarter of 1993 as it expanded the consumer retail portion of its business and anticipates that this trend will continue.

Working Capital

     Information regarding the Company's working capital position and practices is set forth in Item 7 of this Form 10-K under the caption "Liquidity and Capital Resources."

Customers

     No customer of the Company accounted for 10% or more of sales for 1993. Intelligent Electronics, Inc. and Computerland, Inc. accounted for 9% and 7% of 1993 sales, respectively.

Backlog

     The Company's resellers typically purchase products on an as-needed basis and resellers frequently change delivery schedules and order rates depending on market conditions. Unfilled orders can be, and often are, canceled at will and without penalties. In 1993 the Company was unable to produce certain products on a timely basis due to supply constraints on certain components. Should the Company continue to be unable to meet demand for its products on a timely basis, customer satisfaction and sales could be adversely affected. In the Company's experience the actual amount of unfilled orders at any particular time is not a meaningful indication of its future business prospects since orders rapidly become balanced as soon as supply begins meeting demand.

Competition

     The computer industry is intensely competitive with many U.S., Japanese, and other international companies vying for market share. The market continues to be characterized by rapid technological advances in both hardware and software development that have substantially increased the capabilities and applications of information management products and have resulted in the frequent introduction of new products. The principal elements of competition are price, product performance, product quality and reliability, service and support, marketing and distribution capability, and corporate reputation.
While the Company believes that its products compete favorably based on each of these elements, the Company could be adversely affected if its competitors introduce innovative or technologically superior products or offer their products at significantly lower prices than the Company. No assurance can be given that the Company will have the financial resources, marketing and service capability, or technological knowledge to continue to compete successfully.
The Company results could also be adversely affected should it be unable to implement effectively its technological and marketing alliances with other companies, such as Microsoft, Intel, Sharp, Novell, and VLSI and manage the competitive risks associated with these relationships.

Environmental Laws and Regulations

     The Company has eliminated chlorofluorocarbons (CFCs) from its worldwide manufacturing operations and undertakes ongoing environmental programs, including energy efficiency, recycling, design for environment, waste reduction, and environmental auditing. Compliance with laws enacted for protection of the environment to date has had no material effect upon the Company's capital expenditures, earnings, or competitive position. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the purpose of environmental laws and regulations, there can be no assurance that such laws or future laws will not have a material adverse effect on the Company.

Employees

     At December 31, 1993, the Company had 10,541 full-time regular employees and 2,500 temporary and contract workers.

Item 2.  Properties

     The Company's principal administrative facilities and a manufacturing facility are located in Houston, Texas. They include 860,000 square feet of manufacturing space on the Company's 1,000-acre Compaq Center in Houston and an additional 70,000 square feet of manufacturing space under leases. The Company owns 13 administrative buildings with a total of 2,600,000 square feet of space at Compaq Center.

     The Company also owns or leases certain facilities abroad. In Erskine, Scotland the Company owns a 43-acre tract where it has 540,000 square feet of manufacturing space. In Singapore the Company owns 360,000 square feet of manufacturing space and leases an additional 128,000 square feet. In 1993 the Company began operations in its 372,000 square-foot distribution facility in Gorinchem, The Netherlands. The Company moved into its 80,000 square-foot marketing facility in Madrid, Spain in February 1993. In 1993 the Company entered into an agreement to lease a 200,000 square foot administrative building to be constructed to house its European headquarters. The facility will be built on a twelve-acre tract that the Company previously planned to acquire.

Item 3.  Legal Proceedings

     In May 1991 a number of class action lawsuits were filed in the United States District Court for the Southern District of Texas, Houston Division. These suits were consolidated into a single class action suit in June 1991.
The action is brought on behalf of all persons who purchased Compaq common stock or options from December 18, 1990, through May 14, 1991, and the named defendants include the Company and certain of its current and former officers and directors. The second amended consolidated complaint alleges, among other things, that through certain public statements the defendants misled investors regarding a deterioration in the Company's markets and the demand for its products, marketing problems such as pricing pressure from competitors and reduced dealer loyalty, and other industry and Company conditions. The actions are brought under provisions of the federal securities laws, including Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934, provisions of Texas law, and common law principles of fraud and negligence. The complaint seeks damages in an unspecified amount. On October 2, 1993, the defendants filed a motion to dismiss, which the court on October 28, 1993, converted to a motion for summary judgment. On December 28, 1993, the Court granted in part and denied in part the defendants' motion. Allegations similar to those contained in the federal action have been made in individual suits brought by certain stockholders in Texas State Court in Houston.

     In May 1991 Michael Ashkenazi and Herbert Kestenbaum brought a derivative action against the Company and certain of its current and former officers and directors. The complaint was brought in the District Court of Harris County, Texas, 61st Judicial District. The complaint alleges that the individual defendants breached their fiduciary duty to the Company under principles of common law by misleading investors through certain public statements. The allegations of misleading statements and/or omissions are similar to the allegations made in the class action complaints. The complaint also alleges that sales of Company stock made by eight of the defendants were made while those defendants were in possession of material adverse information and were therefore in violation of their fiduciary duties. The plaintiffs ask that the individual defendants pay to the Company any profits that they may have made as a result of such stock sales and all other damages that may be incurred by the Company as a result of the individual defendants' alleged actions.

     The Company has been named as a defendant in a number of repetitive stress injury lawsuits, primarily in New York state courts or federal district courts for the New York City area. In each of these lawsuits the plaintiff alleges that he or she suffers from symptoms generally known as repetitive stress injury, which allegedly were caused by the design of the keyboard supplied with the computer the plaintiff used. The suits naming the Company are similar to those filed against other major suppliers of personal computers. Ultimate resolution of the litigation against the Company may depend on progress on resolving this type of litigation overall. The Company is unable to determine at this time the outcome of these suits or the likelihood of the Company's being named in additional suits by plaintiffs' alleging similar injuries.

     The Company has denied the claims described in this Item 3 and intends to defend vigorously the suits. The Company believes that the claims will not have a material adverse effect on the Company's financial results of operations or its financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market for Common Stock

     The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol CPQ. The following table presents the high and low sale prices for the Company's Common Stock for each quarter of 1993 and 1992, as reported by Dow Jones Historical Stock Quote Reporter Service.

                                    High         Low
             1993:
                    1st quarter  $  58 1/2     $ 41 3/4
                    2nd quarter     61 3/4       46 1/8
                    3rd quarter     59 5/8       43 1/8
                    4th quarter     75 3/4       57

             1992:
                    1st quarter  $  35 1/2     $ 25 5/8
                    2nd quarter     29 1/2       22 1/4
                    3rd quarter     35 1/8       24 1/4
                    4th quarter     49 7/8       31

Holders of Record

     At January 31, 1994, there were 6,065 holders of record of the Company's common stock.

Dividends

     The Company has never paid cash dividends on its common stock. It is the present policy of the Board of Directors to retain all earnings for use in the Company's business.

Registration Statements on Form S-8

     For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-44115, 33-31819, 33-23504, 33-7499, 2-89925, 33-10106, 33-38044, and 33-16987.

     That, insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to any provision or arrangement whereby the Registrant may indemnify a director, officer, or controlling person of the Registrant against liabilities arising under the Securities Act, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer, or controlling person of the Registrant in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Item 6.  Selected Consolidated Financial Data

     The following data have been derived from consolidated financial statements that have been audited by Price Waterhouse, independent accountants. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Year ended December 31,
In millions, except per
share amounts               1993      1992      1991      1990      1989
- --------------------------------------------------------------------------
Consolidated Statement
 of Income Data:
Sales                    $  7,191  $  4,100  $  3,271  $  3,599  $  2,876
Cost of sales               5,493     2,905     2,053     2,058     1,715
                         -------------------------------------------------
                            1,698     1,195     1,218     1,541     1,161
                         -------------------------------------------------
Research and
 development costs            169       173       197       186       132
Selling, general, and
 administrative expense       837       699       722       706       539
Unrealized gain on
 investment in
 affiliated company                                         (34)      (13)
Other income and
 expenses, net                 76        28       145        42        19
                         -------------------------------------------------
                            1,082       900     1,064       900       677
                         -------------------------------------------------
Income from
 consolidated companies
 before provision for
 income taxes                 616       295       154       641       484
Provision for income
 taxes                        154        97        43       216       165
                         -------------------------------------------------
Income from
 consolidated companies       462       198       111       425       319
Equity in net income of
 affiliated company                      15        20        30        14
                         -------------------------------------------------
Net income               $    462  $    213  $    131  $    455  $    333
                         =================================================

Earnings per common and
 common equivalent share:

  Primary                $   5.45  $   2.58  $   1.49  $   5.14  $   3.89
                         =================================================

  Assuming full dilution $   5.35  $   2.52  $   1.49  $   5.12  $   3.88
                         =================================================

December 31,
In millions                 1993      1992      1991      1990      1989
- --------------------------------------------------------------------------
Consolidated Balance
 Sheet Data:
Total assets             $  4,084  $  3,142  $  2,826  $  2,718  $  2,090
Long-term debt                                     73        74       274
Stockholders' equity        2,654     2,006     1,931     1,859     1,172

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements.

Results of Operations

     The following table presents, as a percentage of sales, certain selected consolidated financial data for each of the three years in the period ended December 31, 1993.

Year ended December 31,                        1993      1992      1991
- --------------------------------------------------------------------------
Sales                                         100.0  %  100.0  %  100.0  %
Cost of sales                                  76.4      70.9      62.8
                                             -----------------------------
Gross margin                                   23.6      29.1      37.2
                                             -----------------------------

Research and development costs                  2.3       4.2       6.0
Selling, general, and administrative expense   11.6      17.0      22.1
Other income and expense, net                   1.1       0.7       4.4
                                             -----------------------------
                                               15.0      21.9      32.5
                                             -----------------------------
Income from consolidated companies before
   provision for income taxes                   8.6  %    7.2  %    4.7  %
                                             =============================

Sales

     Sales for 1993 increased approximately 75% over the prior year as compared with an increase of 25% in 1992 from 1991. In 1993 the geographic mix of sales shifted as sales in the United States and Canada and Asia Pacific increased at a faster pace than in Europe. North American sales, which include Canada, increased 100% during 1993, compared with an increase of 32% in 1992 from 1991. International sales, excluding Canada, represented 49% of total sales in 1993 as compared with 55% in 1992 and 58% in 1991. European sales increased 44% during 1993 compared to an increase of 9% in 1992 from 1991. Other international sales, excluding Canada, increased 111% during 1993, compared with an increase of 139% in 1992 from 1991. The Company believes that the lower comparable rate of growth in Europe in 1993 was related to the weak European economy, the rapid expansion of the personal computer market in Asia and Latin America, and the increase in the consumer computer market in North America.

     The personal computer industry is highly competitive and marked by frequent product introductions, continual improvement in product price/performance characteristics, and a large number of competitors. The Company significantly altered its product line in 1993 by introducing 35 new notebook, desktop, and server computer models. Approximately 36% of the Company's CPU sales and 30% of the Company's sales in 1993 were derived from products introduced in 1993. These new products have been designed to allow the Company to achieve low product costs while maintaining the quality and reliability for which the Company's products have been known, thereby increasing the Company's ability to compete on price and value.

     The Company's significant increase in consolidated sales in 1993 stemmed primarily from an increase in the number of units sold. In 1993 the Company's worldwide unit shipments increased 98%, while they increased 78% in 1992. The 1993 increase included a 196% expansion in unit shipments of the Company's tower server CPU products. Unit growth primarily resulted from the Company's aggressively priced Compaq ProLinea line in its desktop products, the Compaq Contura portable lines, and the Compaq Prosignia products in its tower systems. The Company believes that the personal computer industry as a whole experienced significant increases in unit shipments in 1993, especially in North America, with industry unit growth worldwide according to third party estimates increasing approximately 20% in contrast to a 19% increase in 1992. Industry unit growth did not translate directly into sales growth because of significantly lower unit prices. Third-party estimates indicate that industry sales increased by approximately 16% worldwide in 1993, compared to an 11% increase in 1992.

     The Company's average sales price per unit decreased slightly in 1993 from 1992, primarily as a result of the lower prices of the Company's products aimed at the small business and consumer markets, pricing actions undertaken by the Company on existing products, and currency fluctuations. The relative stability in the Company's average sales price per unit resulted from a more stabilized pricing environment and a higher sales mix of units using 486 microprocessors. Price competition continues to have a significant impact on prices of the Company's products, especially those aimed at the consumer market, and additional pricing actions may occur as the Company attempts to maintain its competitive mix of price and performance characteristics. The Company attempts to mitigate the effect of any pricing actions through implementation of effective design-to-cost goals, the aggressive pursuit of reduced component costs, manufacturing efficiencies, and control of operating expenses.

Gross Margin

     Gross margin as a percentage of sales declined to 23.6% in 1993, from 29.1% in 1992 and 37.2% in 1991, primarily as a result of industrywide competitive pressures and associated pricing and promotional actions. Although it appears that gross margin has stabilized in recent quarters, and the gross margin percentage during the fourth quarter of 1993 was 23.7% compared to 23.6% in the first nine months of 1993, there can be no assurance that currency fluctuations, competitive actions affecting pricing, or increases in product costs will not place additional pressure on gross margins. Although the Company continues to aggressively pursue the reduction of product costs both at the supplier and manufacturing levels, the Company anticipates that gross margins for its personal computers will remain under pressure and pricing actions in 1994 could result in further reductions of gross margin.

     The Company's operating strategy and pricing take into account changes in foreign currency exchange rates over time; however, the Company's results of operations may be significantly affected in the short-term by fluctuations in foreign currency exchange rates. When the value of the dollar strengthens against other currencies, sales made in those currencies translate into fewer dollars. The opposite effect occurs when the dollar weakens.

     The Company attempts to reduce the impact of currency movements on net income primarily through the use of forward exchange contracts that are used to hedge a portion of the net monetary assets of its international subsidiaries. The Company also utilizes forward exchange contracts and foreign currency options to hedge certain capital expenditures and inventory purchases. In 1992 the Company began to hedge a portion of the probable anticipated sales of its international marketing subsidiaries through the use of purchased currency options. The gains associated with the hedging of anticipated sales of the Company's international marketing subsidiaries, net of premium costs associated with the related purchased currency options, are included in sales and were $13 million in 1993 compared to $3 million in 1992. See "Other Items" below for the impact of translation gains and losses.

Operating Expenses

     Research and development costs decreased in absolute dollars (to $169 million from $173 million) and as a percentage of sales in 1993 as compared to 1992. Because the personal computer industry is characterized by rapid product cycles and price cuts on older products, the Company believes that its long-term success is directly related to its ability to bring new products to market on a timely basis and to reduce the costs of new and existing products. Accordingly, it is committed to continuing a significant research and development program and research and development costs are likely to increase in absolute dollars in 1994.

     Selling, general, and administrative expense increased in amount in 1993 while declining as a percentage of sales. The decrease as a percentage of sales reflects the Company's ongoing efforts to manage operating expense growth relative to gross margin levels. The increase in absolute dollars was the result of higher domestic and international selling expense related to the entry into new markets (both domestically and internationally), the expansion of distribution channels, and a greater emphasis on advertising, sales and marketing programs, customer service, technical support, and general infrastructure. Advertising expense increased to $114 million in 1993 from $82 million in 1992. The Company continues to expand geographically, especially in Asia and Eastern Europe, and the ongoing costs necessary to penetrate successfully new international markets will cause additional selling, general, and administrative expense.

     The Company continues to face the challenge of managing growth in selling, general, and administrative expense relative to gross margin levels. The Company believes its ability to control operating expenses is an important factor in its ability to be price competitive and accordingly continues to pursue cost reduction alternatives throughout the Company. In an environment of increased efforts to penetrate new markets, greater diversity of distribution channels, and increased customer support, the Company may not be successful in identifying areas to cut additional costs.

Other Items

     Interest expense, net of interest and dividend income from investment of excess funds, was $43 million, $12 million, and $6 million in 1993, 1992, and 1991, respectively. Net interest expense was higher in 1993 when compared to 1992 primarily due to increased interest expense associated with financing resellers' inventories, increased interest expense in connection with the Company's hedging program, and lower interest income due to lower levels of invested cash at lower rates of interest. Net interest expense was higher for 1992 than 1991 for similar reasons.

     The translation gains and losses relating to the financial statements of the Company's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and resulted in a net loss of $15 million in 1993, a net loss of $11 million in 1992, and a net gain of $4 million in 1991.

     In 1993 the Company recorded charges associated with its plans to withdraw from the printer business, including costs related to certain contractual liabilities and the write-downs of the carrying value of certain assets. The charge, net of the reversal of previously recorded restructuring reserves,
totaled $10 million.   In 1992 and 1991 the Company recorded restructuring
charges associated principally with reducing the number of employees and consolidating and streamlining operations. The charges totaled $73 million in 1992 and $135 million in 1991. In addition, in 1992 and 1991 the Company had charges related to the disposition or write-downs of the carrying value of certain fixed assets.

     In the third quarter of 1992 the Company sold its equity interest in Conner Peripherals, Inc. ("Conner") realizing a gain of $86 million. The Company's ownership in Conner created an after-tax contribution to the Company's net income of $10 million in 1992 and $13 million in 1991.

     The Company's effective tax rate was 25% in 1993, 33% in 1992, and 28% in 1991. The decline in 1993 from 1992 is attributable to the Company's decision to invest indefinitely a portion of the undistributed earnings of the Company's Singaporean subsidiaries in operations outside the United States. The Company anticipates that it will continue this international investment strategy for several years. The Company has adopted the provisions of the Financial Accounting Standards Board's Statement No. 109 (FAS 109), Accounting for Income Taxes, changing the method of determining reported income tax expense.
Adoption of the provisions of FAS 109 had an immaterial impact on the Company's financial statements.

Liquidity and Capital Resources

     During 1993 the Company's working capital increased to $2.0 billion compared to $1.4 billion at December 31, 1992. The Company's cash and cash equivalents increased to $627 million at December 31, 1993, from $357 million at December 31, 1992, primarily because of positive cash flow from operating activities and cash received in connection with the exercise of employee stock options, partially offset by capital expenditures. Accounts receivable increased to $1.4 billion at December 31, 1993, from $1.0 billion at December 31, 1992. Accounts receivable days stood at 59 days at the end of 1993 compared to 62 days at the end of 1992. Inventory increased to $1.1 billion at December 31, 1993, from $834 million at December 31, 1992. The Company's higher levels of inventory, associated with higher sales levels, could adversely affect the Company in the event of a drop in worldwide demand for PC products.

     During 1993 the Company funded its capital expenditures and other investing activities with cash generated from operations and previously accumulated cash balances. The Company estimates that capital expenditures for land, buildings, and equipment during 1994 will be approximately $250 million. Such expenditures are currently expected to be funded from a combination of available cash balances, internally generated funds, and, if necessary, external financing. Although the Company fully expects that such expenditures will be made, it has commitments for only a small portion of such amounts.

     The Company's ability to fund its activities from operations is directly dependent on its rate of growth, inventory management, the terms and financing arrangements under which it extends credit to its customers, and the manner in which it finances any capital expansion. The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash balances, internally generated funds, and borrowings as appropriate. The Company from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds for the Company's needs instead of repatriating funds in the form of dividends from its foreign subsidiaries. The Company has in place committed lines of credit totaling $300 million and a shelf registration of $300 million of debt securities, all of which were unused and available at December 31, 1993. The Company believes that these lines of credit and shelf registration provide financial flexibility to meet future funding requirements and to take advantage of attractive market conditions.

Factors That May Affect Future Results

     The Company participates in a highly volatile industry that is characterized by dynamic customer demand patterns, rapid technological advances, and industry-wide competition resulting in aggressive pricing practices. The Company's operating results could be adversely affected should the Company be unable to accurately anticipate customer demand, to introduce new products on a timely basis, to manage lead times required to obtain components in order to be responsive to short-term shifts in customer demand patterns, to offer customers the latest competitive technologies while effectively managing the impact on inventory levels and the potential for customer confusion created by product proliferation, or to effectively manage the impact on the Company of industry-wide pricing pressures. The Company's results of operations also could be adversely affected, and inventory valuation reserves could result, if anticipated unit growth projections for new and current product offerings are not realized.

     In order to maintain or increase its market share, the Company must continue to price its products competitively, which lowers the average sales price per unit and may cause declines in gross margin. To compensate for the impact on its sales and profitability, the Company must increase unit shipments, aggressively reduce costs, and maintain tight control over operating expenses. The Company believes its pricing and product strategies are competitive and have created demand for its products and the Company is actively engaged in cost reduction programs. If the Company takes pricing actions and does not achieve significant unit shipment increases and cost reductions, however, there could be an adverse impact on sales and profitability.

     Because of the pace of technological advances in the personal computer industry, the Company must design and develop new and more sophisticated products in its core business while expanding its product offering into other markets. The Company's product strategy focuses in part on marketing products with distinctive features and at prices that appeal to a variety of purchasers. The Company designs many of its own components for its products. Across the Company's product range, however, certain elements of product strategy are dependent on technological developments by other manufacturers. There can be no assurance that the Company will obtain the delivery of the technology needed to introduce new products in a timely manner, will be able to obtain a sufficient supply of components utilizing such technology, or will be able to obtain any competitive advantage in access to such technology. If the Company were unable to develop and launch new products in a timely fashion, this failure could have a material adverse effect on the Company's business.

     During 1993 the Company continued to broaden its product distribution into new geographic locations and new sales channels. Certain of the Company's sales were to newly appointed resellers and new locations for sale of the Company's products as well as direct sales through the Company's mail order program. Offering its products in an increasing number of geographic locations and through a variety of distribution channels, including distributors, electronics superstores, and mail order, requires the Company to increase its geographic presence and to provide direct sales and support interface with customers. There can be no assurance, however, that this direction will be effective, or that the requisite service and support to ensure the success of the Company's operations in new locations or through new channels can be achieved without significantly increasing overall expenses. While the Company anticipates that its geographic expansion will continue and the number of outlets for its products will increase in 1994, a reduction in this growth could affect sales.

     The Company's primary means of distribution remains third-party resellers. While the Company continuously monitors and manages the credit it extends to resellers to limit its credit risk, the Company's business could be adversely affected in the event that the generally weak financial condition of third-party computer resellers worsens. In the event of the financial failure of a major reseller, the Company could experience disruptions in its distribution as well as the loss of the unsecured portion of any outstanding accounts receivable. The Company believes that the continued expansion of its distribution outlets and geographic growth will help mitigate any potential impact on its sales.

     The value of the U.S. dollar continues to affect the Company's financial results. The functional currency for the Company's international marketing subsidiaries is the U.S. dollar. When the U.S. dollar strengthens against other currencies, sales made in those currencies translate into fewer sales in U.S. dollars; and when the U.S. dollar weakens, sales made in local currencies translate into higher sales in U.S. dollars. Correspondingly, costs and expenses incurred in non-U.S. dollar currencies increase when the U.S. dollar weakens and decline when the U.S. dollar strengthens. Accordingly, changes in exchange rates may negatively affect the Company's consolidated sales (as expressed in U.S. dollars) and gross margins and the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company engages in a program to hedge a portion of anticipated sales of its international marketing subsidiaries using purchased foreign currency options. In addition, the Company hedges its Japanese yen denominated purchase commitments through the use of forward exchange contracts and option contracts. Although these programs may reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells its products or a weakening exchange rate against currencies in which the Company incurs costs, particularly the Japanese yen, the Company's sales or its costs are adversely affected.

     The majority of the Company's research and development activities, its corporate headquarters, its U.S. manufacturing operations, and other critical business operations are approximately 75 miles from the Texas Gulf Coast. The Company's business and operating results could be adversely affected in the event of a major hurricane.

     General economic conditions have an impact on the Company's business and financial results. Many of the markets in which the Company sells its products are currently experiencing economic recession and the Company cannot predict when these conditions will improve or if conditions in these and other markets will decline. Although the Company does not consider its business to be highly seasonal, it generally experiences seasonally higher sales and earnings in the first and fourth quarters of the year. In the fourth quarter of 1993 the Company experienced a higher degree of seasonality as its sales increased, especially in North America, in connection with the expansion of the consumer retail portion of its business. The continued expansion of its retail business is likely to result in the increased seasonality of the Company's business and its results being more dependent on retail business fluctuations.

     Because of the foregoing factors, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in a highly dynamic industry often results in significant volatility of the Company's common stock price.

Item 8.  Financial Statements and Supplementary Data

     Index to Consolidated Financial Statements

                                                                 Page
     Financial Statements:
      Report of Independent Accountants                            13
      Consolidated Balance Sheet at December 31, 1993 and 1992 14 Consolidated Statement of Income for the three years ended
       December 31, 1993                                           15
      Consolidated Statement of Cash Flows for the three years
       ended December 31, 1993                                     16
      Consolidated Statement of Stockholders' Equity for the
       three years ended December 31, 1993                         17
      Notes to Consolidated Financial Statements                   18

     Financial Statement Schedules:-
      For the three years ended December 31, 1993:
       Schedule V - Property, Plant, and Equipment                 S-1
       Schedule VI - Accumulated Depreciation and Amortization of
        Property, Plant, and Equipment                             S-2
       Schedule VIII - Valuation and Qualifying Accounts           S-3
       Schedule X - Supplementary Income Statement Information     S-4

     All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Compaq Computer Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Compaq Computer Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE

Houston, Texas
January 25, 1994

                          COMPAQ COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEET


December 31,
In millions, except par value and number of shares         1993         1992
- ------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                             $    627     $    357
  Accounts receivable, less allowance of $49 and $25       1,377          987
  Inventories                                              1,123          834
  Prepaid expenses and other current assets                  164          140
                                                        ----------------------
    Total current assets                                   3,291        2,318
                                                        ----------------------
Property, plant, and equipment, less accumulated
  depreciation                                               779          808
Other assets                                                  14           16
                                                        ----------------------
                                                        $  4,084     $  3,142
                                                        ======================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $    637     $    516
  Income taxes payable                                        69           36
  Other current liabilities                                  538          408
                                                        ----------------------
    Total current liabilities                              1,244          960
                                                        ----------------------
Deferred income taxes                                        186          176
                                                        ----------------------
Commitments and contingencies
Stockholders' equity:-
  Preferred stock:  $.01 par value; 10,000,000 shares
    authorized; none outstanding
  Common stock and capital in excess of $.01 par
    value: 400,000,000 shares authorized; 84,348,000
    shares and 79,830,000 shares issued and outstanding      586          400
  Retained earnings                                        2,068        1,606
                                                        ----------------------
    Total stockholders' equity                             2,654        2,006
                                                        ----------------------
                                                        $  4,084     $  3,142
                                                        ======================

The accompanying notes are an integral part of these financial statements.

                         COMPAQ COMPUER CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME


Year ended December 31,
In millions, except per share amounts      1993         1992         1991
- ---------------------------------------------------------------------------
Sales                                   $  7,191     $  4,100     $  3,271
Cost of sales                              5,493        2,905        2,053
                                        -----------------------------------
                                           1,698        1,195        1,218
                                        -----------------------------------

Research and development costs               169          173          197
Selling, general, and
  administrative expense                     837          699          722
Other income and expense, net                 76           28          145
                                        -----------------------------------
                                           1,082          900        1,064
                                        -----------------------------------
Income from consolidated companies
  before provision for income taxes          616          295          154
Provision for income taxes                   154           97           43
                                        -----------------------------------
Income from consolidated companies           462          198          111
Equity in net income of affiliated
  company                                                  15           20
                                        -----------------------------------
Net income                              $    462     $    213     $    131
                                        ===================================

Earnings per common and common
  equivalent share:
    Primary                             $   5.45     $   2.58     $   1.49
                                        ===================================

    Assuming full dilution              $   5.35     $   2.52     $   1.49
                                        ===================================

Shares used in computing earnings per
  common and common equivalent share:
    Primary                                 84.7         82.6         88.1
                                        ===================================

    Assuming full dilution                  86.3         84.7         88.1
                                        ===================================

The accompanying notes are an integral part of these financial statements.

                          COMPAQ COMPUTER CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS


Year ended December 31,
In millions                                      1993       1992       1991
- ------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers                $   6,731  $   3,595  $   3,325
  Cash paid to suppliers and employees           (6,331)    (3,642)    (2,823)
  Interest and dividends received                    20         32         32
  Interest paid                                     (64)       (41)       (36)
  Income taxes paid                                (116)        (3)      (104)
                                              --------------------------------
    Net cash provided by (used in)
      operating activities                          240        (59)       394
                                              --------------------------------
Cash flows from investing activities:
  Purchases of property, plant,
    and equipment, net                             (145)      (159)      (189)
  Proceeds from sale of investment
    in Conner Peripherals, Inc.                                241
  Investment in Silicon Graphics, Inc.                         135       (135)
  Other, net                                                    13        (17)
                                              --------------------------------
    Net cash provided by (used in)
      investing activities                         (145)       230       (341)
                                              --------------------------------
Cash flows from financing activities:
  Purchases of treasury shares                                (216)       (82)
  Proceeds from sale of equity securities           142         57         23
  Repayment of borrowings                                      (73)        (1)
                                              --------------------------------
    Net cash provided by (used in)
      financing activities                          142       (232)       (60)
                                              --------------------------------
Effect of exchange rate changes on cash              33        (34)        24
                                              --------------------------------
    Net increase (decrease) in cash and
      cash equivalents                              270        (95)        17
Cash and cash equivalents at beginning of year      357        452        435
                                              --------------------------------
Cash and cash equivalents at end of year      $     627  $     357  $     452
                                              ================================

Reconciliation of net income to net cash
  provided by (used in) operating activities:
  Net income                                  $     462  $     213  $     131
    Depreciation and amortization                   156        160        166
    Provision for bad debts                          33         14          9
    Equity in net income of affiliated company                 (15)       (20)
    Gain on sale of investment in
      affiliated company                                       (86)
    Deferred income taxes                           (38)        34         (9)
    Loss on disposal of assets                        2         14          4
    Exchange rate effect                             15         11         (4)
    Income tax refund                                           51
    Decrease (increase) in accounts receivable     (484)      (412)       138
    Decrease (increase) in inventories             (289)      (396)       108
    Decrease (increase) in prepaid expenses and
      other current assets                           24        (53)      (132)
    Increase (decrease) in accounts payable         125        325        (96)
    Increase (decrease) in income taxes payable      78         38         (3)
    Increase in other current liabilities           156         43        102
                                              --------------------------------
      Net cash provided by (used in)
       operating activities                   $     240  $     (59) $     394
                                              ================================

The accompanying notes are an integral part of these financial statements.

                         COMPAQ COMPUTER CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                         Common stock
                                               Par value
                                      Number  and capital
In millions,                            of     in excess   Retained
except number of shares in thousands  shares     of par    earnings   Total
- -----------------------------------------------------------------------------
Balance, December 31, 1990            86,090  $   597     $  1,262  $  1,859
Issuance pursuant to stock
  option plans                         1,112       23                     23
Purchases of treasury shares          (3,000)     (96)                   (96)
Tax benefit associated with
  stock options                                    14                     14
Net income                                                     131       131
                                     ----------------------------------------
Balance, December 31, 1991            84,202      538        1,393     1,931
Issuance pursuant to stock
  option plans                         2,628       57                     57
Purchases of treasury shares          (7,000)    (202)                  (202)
Tax benefit associated with
  stock options                                     7                      7
Net income                                                     213       213
                                     ----------------------------------------
Balance, December 31, 1992            79,830      400        1,606     2,006
Issuance pursuant to stock
  option plans                         4,518      142                    142
Tax benefit associated with
  stock options                                    44                     44
Net income                                                     462       462
                                     ----------------------------------------
Balance, December 31, 1993            84,348  $   586     $  2,068  $  2,654
                                     ========================================

The accompanying notes are an integral part of these financial statements.

                          COMPAQ COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Description of Business and Significant Accounting Policies:

Description of business - Compaq Computer Corporation designs, develops, manufactures, and markets personal computers, PC systems, and related products for sale primarily to business, home, government, and education customers. The Company operates in one principal industry segment across geographically diverse markets.

Principles of consolidation - The consolidated financial statements include the accounts of Compaq Computer Corporation and its wholly owned subsidiaries. The investment in Conner Peripherals, Inc., which represented a less than majority interest, was accounted for under the equity method. All significant intercompany transactions have been eliminated.

Cash and cash equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments, commercial paper, and other investments having maturities of three months or less at date of acquisition and are reflected as such for purposes of reporting cash flows and are stated at cost which approximates fair value.

Inventories - Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

Property, plant, and equipment - Property, plant, and equipment are stated at cost. Major renewals and improvements are capitalized; minor replacements, maintenance, and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of the related assets, which are 30 years for buildings and range from three to ten years for equipment. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.

Intangible assets - Licenses and trademarks are carried at cost less accumulated amortization, which is being provided on a straight-line basis over the economic lives of the respective assets.

Warranty expense - The Company provides currently for the estimated cost which may be incurred under product warranties.

Sales recognition - The Company recognizes sales at the time products are shipped to its customers. Provision is made currently for estimated product returns which may occur under programs the Company has with its third-party resellers and floor planning arrangements with third-party finance companies.

Foreign currency - The Company uses the U.S. dollar as its functional currency. Financial statements of the Company's foreign subsidiaries are translated to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Sales and other expense elements are translated at rates which approximate the rates in effect on the transaction dates. Gains and losses from this process are included in results of operations.

The Company hedges certain portions of its foreign currency exposure through the use of forward exchange contracts and option contracts. Generally, gains and losses associated with currency rate changes on forward exchange contracts are recorded currently, while the interest element is recognized over the life of each contract. However, to the extent such contracts hedge a commitment for capital expenditures or inventory purchases, no gains or losses are recognized, and the rate at the time the forward exchange contract is made is, effectively, the rate used to determine the U.S. dollar value of the asset when it is recorded. In addition, during 1992 the Company began to hedge a portion of its probable anticipated sales of its international marketing subsidiaries using purchased foreign currency options. Realized and unrealized gains and the net premiums on these options are deferred and recognized as a component of sales in the same period that the related sales occur.

Income taxes - The provision for income taxes is computed based on the pretax income included in the consolidated statement of income. Research and development tax credits are recorded to the extent allowable as a reduction of the provision for federal income taxes in the year the qualified research and development expenditures are incurred.

In January 1993 the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The adoption of FAS 109 had an immaterial effect on the consolidated financial statements.

Earnings per share - Primary earnings per common and common equivalent share and earnings per common and common equivalent share assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

Note 2 - Inventories:

Inventories consisted of the following components:

December 31,
In millions                                                1993         1992

- ------------------------------------------------------------------------------
Raw material                                            $    535     $    351
Work-in-process                                               90          124
Finished goods                                               498          359
                                                        ----------------------
                                                        $  1,123     $    834
                                                        ======================

Note 3 - Property, Plant, and Equipement:

Property, plant, and equipment are summarized below:

December 31,
In millions                                                1993         1992
- ------------------------------------------------------------------------------
Land                                                    $     72     $     75
Buildings                                                    542          532
Machinery and equipment                                      660          548
Furniture and fixtures                                        53           53
Leasehold improvements                                        23           20
Construction-in-progress                                      32           56
                                                        ----------------------
                                                           1,382        1,284
Less-accumulated depreciation                                603          476
                                                        ----------------------
                                                        $    779     $    808
                                                        ======================

Interest aggregating $4 million and $6 million was capitalized and added to the cost of the Company's property, plant, and equipment in 1992 and 1991, respectively.

Depreciation expense totaled $155 million, $159 million, and $164 million in 1993, 1992, and 1991, respectively.

Note 4 - Investment in Conner Peripherals, Inc.:

In 1992 the Company sold its equity interest in Conner Peripherals, Inc. (Conner) realizing a gain of $86 million. The Company made disk drive purchases from Conner during 1992 through the date it sold its equity interest and during 1991 of $149 million and $197 million, respectively. While the Company controlled approximately 20% of the equity securities of Conner, the Company believes that purchases from Conner were made at market prices.

Note 5 - Other Current Liabilities:

The estimated costs which may be incurred under product warranties of $166 million and $73 million were included in other current liabilities at December 31, 1993 and 1992, respectively.

Note 6 - Credit Agreement and Financing Arrangements:

At December 31, 1993, the Company had an unsecured line of credit from a consortium of banks for $300 million, all of which was available and unused. Borrowings under this credit agreement bear interest, at the Company's election, at either the base rate (6.0% at December 31, 1993), an interbank offered rate plus a margin, or a market auction rate. The agreement provides for payment of commitment fees and contains the usual and customary covenants.

In May 1993 the Company filed a shelf registration with the Securities and Exchange Commission which permits the Company to issue $300 million in debt securities. As of December 31, 1993, no amounts had been borrowed under this shelf registration.

During 1992 the Company repaid its outstanding mortgage note which had a 9.77% interest rate.

Note 7 - Other Income and Expense:

Other income and expense consisted of the following components:

Year ended December 31,
In millions                                         1993      1992      1991
- -----------------------------------------------------------------------------
Interest and dividend income                      $  (20)   $  (32)   $  (32)
Interest expense associated with hedging              22        15        11
Other interest expense                                41        29        27
Currency exchange (gains) losses, net                 15        11        (4)
Restructuring charges and other asset write downs     12        87       139
Realized gain on investment in affiliated company              (86)
Other, net                                             6         4         4
                                                  ---------------------------
                                                  $   76    $   28    $  145
                                                  ===========================

In 1991 the Company announced a major restructuring of its operations and a reorganization into distinct product divisions. The restructuring plan included, among other things, a reduction of the Company's worldwide workforce and provided for the consolidation and streamlining of certain operations. The estimated cost of the restructuring plan, $135 million, was recorded by the Company in the third quarter of 1991. In the third quarter of 1992 the Company recorded $73 million in additional restructuring charges in conjunction with additional plans for consolidating and streamlining operations. In the fourth quarter of 1993 the Company recorded charges associated with its plans to withdraw from the printer business, including costs related to certain contractual liabilities and the write-downs of the carrying value of certain assets. The charge, net of the reversal of previously recorded restructuring reserves, totaled $10 million. Reserves related to these restructurings of $26 million and $54 million were included in other current liabilities at December 31, 1993 and 1992, respectively.

In 1992 the Company sold its $135 million equity interest in Silicon Graphics, Inc. (SGI) and discontinued the joint technical development agreement with SGI. The transaction resulted in no material gain or loss to the Company.

Note 8 - Provision for Income Taxes:

The components of income before provision for income taxes were as follows:

Year ended December 31,
In millions                                         1993      1992      1991
- -----------------------------------------------------------------------------
Domestic                                          $  284    $   99    $  (33)
Foreign                                              332       196       187
                                                  ---------------------------
                                                  $  616    $  295    $  154
                                                  ===========================

The provision for income taxes charged to operations was as follows:

Year ended December 31,
In millions                                         1993      1992      1991
- -----------------------------------------------------------------------------
Current tax expense
  U.S. federal                                    $  130    $   36    $   17
  State and local                                      4                   2
  Foreign                                             58        27        33
                                                  ---------------------------
    Total current                                    192        63        52
                                                  ---------------------------
Deferred tax expense
  U.S. federal                                       (18)       30        (4)
  Foreign                                            (20)        4        (5)
                                                  ---------------------------
    Total deferred                                   (38)       34        (9)
                                                  ---------------------------

    Total provision                               $  154    $   97    $   43
                                                  ===========================

Total income tax expense for 1993, 1992, and 1991 resulted in effective tax rates of 25%, 33%, and 28%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% in 1993 and 34% in 1992 and 1991 are as follows:

Year ended December 31,
In millions                                         1993      1992      1991
- -----------------------------------------------------------------------------
Tax expense at U.S. statutory rate                $  216    $  100    $   52
Research and development tax credits                  (6)       (3)       (9)
Foreign tax effect, net                              (64)                  6
Tax exempt Foreign Sales Corporation income           (7)       (1)       (7)
Provision for tax on equity in net income of
  affiliated company                                             5         7
Other, net                                            15        (4)       (6)
                                                  ---------------------------
                                                  $  154    $   97    $   43
                                                  ===========================

The Company increased its U.S. deferred tax liability in 1993 as a result of legislation enacted during 1993 which increased the corporate tax rate to 35% from 34% retroactive to January 1, 1993. The increase had an immaterial effect on the consolidated financial statements.

The Company benefits from a tax holiday in Singapore which expires in 1997, subject to certain extensions. During the first quarter of 1993 the Company determined that a portion of the undistributed earnings of its Singaporean subsidiaries will be reinvested indefinitely. As a result of this determination, no provision for U.S. income tax was made on $158 million of earnings of such subsidiaries during 1993. These earnings would become subject to U.S. tax if they were actually or deemed to be remitted to the Company as dividends or if the Company should sell its stock in these subsidiaries. The Company estimates an additional tax provision of $55 million would be required at such time.

Deferred tax liabilities (assets) at December 31, 1993 and January 1, 1993 (the date of adoption of FAS 109) are comprised of the following:

December 31,                                                         Date of
In millions                                               1993       adoption
- -----------------------------------------------------------------------------
Unremitted earnings of foreign subsidiaries            $    178     $    153
Difference arising from different tax and financial
  reporting year ends                                        12           18
Depreciation and property, plant, and equipment basis
  differences                                                 6           13
Unrealized currency gains                                     2            5
Other                                                         9           15
                                                       ----------------------
    Gross deferred tax liabilities                          207          204
                                                       ----------------------

Warranty reserves                                           (47)         (14)
Inventory valuation allowances                              (26)         (24)
Receivable valuation allowances                             (22)         (11)
Intercompany transfer pricing                               (18)         (21)
Loss carryforwards                                          (10)          (7)
Restructuring charges                                       (10)         (24)
Compensatory absences accruals                               (4)          (4)
Depreciation and property, plant, and equipment basis
  differences                                                (2)          (3)
Other                                                        (8)          (9)
                                                       ----------------------
    Gross deferred tax assets                              (147)        (117)
                                                       ----------------------

Deferred tax assets valuation allowance                                   11
                                                       ----------------------
                                                       $     60     $     98
                                                       ======================

The decrease in the deferred tax assets valuation allowance in 1993 of $11 million is primarily attributable to the utilization (or expected future utilization) of loss carryforwards associated with certain of the Company's foreign subsidiaries.

Deferred tax assets of $126 million and $78 million were included in prepaid expenses and other current assets at December 31, 1993 and 1992, respectively.

Note 9 - Stockholder's Equity and Employee Benefit Plans:

Equity incentive plans - At December 31, 1993, there were 18,432,000 shares of common stock reserved by the Board of Directors for issuance under the Company's employee stock option plans. Options are generally granted at the fair market value of the common stock at the date of grant and generally vest over four to five years. In limited circumstances, options may be granted at prices less than fair market value and may vest immediately. Options granted under the plans must be exercised not later than ten years from the date of grant. Options on 4,292,000 shares were exercisable at December 31, 1993.

The following table summarizes activity under the plans for each of the three years in the period ended December 31, 1993:

                                               Shares       Price per share
                                           (In thousands)

Options outstanding, December 31, 1990         12,893
Options granted                                 4,416        23.88-69.75
Options lapsed or cancelled                    (1,663)
Options exercised                              (1,112)       22.25-73.50
                                              --------
Options outstanding, December 31, 1991         14,534
Options granted                                 2,746        23.63-42.38
Options lapsed or cancelled                      (703)
Options exercised                              (2,607)         .25-47.19
                                              --------
Options outstanding, December 31, 1992         13,970
Options granted                                 2,152        44.63-73.88
Options lapsed or cancelled                      (718)
Options exercised                              (4,490)         .26-69.75
                                              --------
Options outstanding, December 31, 1993         10,914
                                              ========

There were 7,518,000; 9,041,000; and 11,083,000 shares available for grants under the plans at December 31, 1993, 1992, and 1991, respectively.

In 1987 the stockholders approved the Stock Option Plan for Non-Employee Directors (the Director Plan). At December 31, 1993, there were 430,000 shares of common stock reserved for issuance under the Director Plan. Pursuant to the terms of the plan, each non-employee director is entitled to receive options to purchase common stock of the Company upon initial appointment to the Board (initial grants) and upon subsequent reelection to the Board (annual grants). Initial grants are exercisable during the period beginning one year after initial appointment to the Board and ending ten years after the date of grant. Annual grants vest over two years and are exercisable thereafter until the tenth anniversary of the date of grant. Both initial grants and annual grants have an exercise price equal to the fair market value of the Company's stock on the date of grant. Additionally, pursuant to the terms of the Director Plan, non-employee directors may elect to receive stock options in lieu of all or a portion of the annual retainer to be earned. Such options are granted at 50% of the price of the Company's common stock at the date of grant and are exercisable during the period beginning one year after the grant date and ending ten years after the date of grant. Options totaling 117,877 were exercisable under the Director Plan at December 31, 1993. Activity under the plan for each of the three years in the period ended December 31, 1993 was as follows:

                                              Shares       Price per share
                                          (In thousands)

Options outstanding, December 31, 1990          116
Options granted                                  37           17.88-35.76
                                               -----
Options outstanding, December 31, 1991          153
Options granted                                  27           12.69-25.38
Options exercised                               (21)          40.25-43.00
                                               -----
Options outstanding, December 31, 1992          159
Options granted                                  35           24.38-48.75
Options lapsed or cancelled                      (5)
Options exercised                               (28)          12.69-40.06
                                               -----
Options outstanding, December 31, 1993          161
                                               =====

There were 269,000; 299,000; and 327,000 shares available for grants under the plan at December 31, 1993, 1992, and 1991, respectively.

Pursuant to a plan adopted by the Board of Directors in 1986, the Company granted to selected officers and key employees options on shares of Conner stock owned by the Company. Such options, which were granted at $.09 per share, vested ratably over four years and expire ten years from the date of grant. During 1993 options on 22,000 shares were exercised and no options lapsed or were cancelled. At December 31, 1993, options on 83,000 shares of Conner common stock were exercisable and outstanding.

Compaq Computer Corporation Investment Plan - The Company has an Investment Plan available to all domestic employees and intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. Employees may contribute to the plan up to 14% of their salary with a maximum of $8,994 in 1993 ($9,240 in 1994). The Company will match employee contributions for an amount up to 6% of each employee's base salary. Contributions are invested at the direction of the employee in one or more funds or can be directed to purchase common stock of the Company at fair market value. Company contributions generally vest over three years although Company contributions for those employees having five years of service vest immediately. Company contributions are charged to expense in accordance with their vesting. Amounts charged to expense were $16 million, $13 million, and $12 million in 1993, 1992, and 1991, respectively.

Incentive compensation plan - The Company adopted an incentive compensation plan for the majority of its employees beginning in the second half of 1992. Provision for payments to be made under the plan is based on 6% of net income from operations, as defined, and is payable semiannually. The amount expensed under the plan was $27 million and $8 million in 1993 and 1992, respectively.

Stock repurchases - On May 16, 1991, the Company's Board of Directors authorized the Company to repurchase up to ten million shares of its common stock on the open market. During 1992 and 1991 the Company repurchased seven million and three million shares of its common stock, respectively, at an aggregate cost of $202 million and $96 million, respectively. The repurchases of these shares have been accounted for using the par value method.

Post retirement and post employment benefits - The Financial Accounting Standards Board has issued Statements requiring accrual basis accounting for post retirement and post employment benefits offered to employees. The Company currently offers very limited post retirement and post employment benefits and accordingly the provisions of the Statements had minimal impact on the Company's financial statements when they were adopted in 1993.

Stockholder rights plan - The Board of Directors adopted a Stockholder Rights Plan in May 1989 which in certain limited circumstances would permit stockholders to purchase securities at prices which would be substantially below market value.

Note 10 - Certain Market and Geographic Data:

The Company has subsidiaries in various foreign countries which manufacture and sell the Company's products in their respective geographic areas. Summary information with respect to the Company's geographic operations in 1993, 1992, and 1991 follows:

                           United
                          States &              Other     Elimin-    Consol-
In millions                Canada    Europe   countries   nations    idated
- ----------------------------------------------------------------------------
1993
- ----
Sales to customers       $  3,670  $  2,718  $     803             $  7,191
Intercompany transfers      1,514       109        990  $  (2,613)
                         ---------------------------------------------------
                         $  5,184  $  2,827  $   1,793  $  (2,613) $  7,191
                         ===================================================

Income from operations   $    310  $    183  $     245  $       5  $    743
                         =========================================
Corporate expenses, net                                                (127)
                                                                   ---------
Pretax income                                                      $    616
                                                                   =========

Identifiable assets      $  2,457  $  1,032  $     620  $    (652) $  3,457
                         =========================================
General corporate assets                                                627
                                                                   ---------
Total assets                                                       $  4,084
                                                                   =========
1992
- ----
Sales to customers       $  1,833  $  1,886  $     381             $  4,100
Intercompany transfers        899        50        537  $  (1,486)
                         ---------------------------------------------------
                         $  2,732  $  1,936  $     918  $  (1,486) $  4,100
                         ===================================================
Income (loss) from
 operations              $     37  $     74  $     143  $      (2) $    252
                         =========================================
Corporate income, net                                                    43
                                                                   ---------
Pretax income                                                      $    295
                                                                   =========

Identifiable assets      $  2,006  $    961  $     323  $    (505) $  2,785
                         =========================================
General corporate assets                                                357
                                                                   ---------
Total assets                                                       $  3,142
                                                                   =========
1991
- ----
Sales to customers       $  1,388  $  1,724  $     159             $  3,271
Intercompany transfers        838        16        361  $  (1,215)
                         ---------------------------------------------------
                         $  2,226  $  1,740  $     520  $  (1,215) $  3,271
                         ===================================================
Income (loss) from
 operations              $    (29) $    101  $     133  $      12  $    217
                         =========================================
Corporate expenses, net                                                 (63)
                                                                   ---------
Pretax income                                                      $    154
                                                                   =========

Identifiable assets      $  1,825  $    696  $     125  $    (272) $  2,374
                         =========================================
General corporate assets                                                452
                                                                   ---------
Total assets                                                       $  2,826
                                                                   =========

Note 11 - Commitments, Contingencies, and Financial Instruments:

Litigation - The Company and certain of its current and former officers and directors are named in a consolidated, alleged class action, lawsuit brought in federal court in Houston on behalf of persons who purchased Compaq stock or held certain types of options during the period December 18, 1990 through May 14, 1991. The second amended complaint alleges, among other things, that the defendants, through certain public statements, misled investors respecting (i) deterioration in the Company's markets and the demand for its products, (ii) marketing problems such as pricing pressure from competitors and reduced dealer loyalty, and (iii) other industry, competitive, and Company conditions. The complaint seeks damages in an unspecified amount. On October 2, 1993, the defendants filed a motion to dismiss, which the court on October 28, 1993 converted to a motion for summary judgment. On December 28, 1993, the Court granted in part and denied in part the defendants' motion. Allegations similar to those contained in the federal action have been made in individual suits brought by certain stockholders in Texas State Court in Houston. Management believes that the outcome of this litigation will not have a material adverse effect on the financial condition of the Company.

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's financial condition.

Financial instruments, off-balance sheet risk, and concentration of credit risk
- - At December 31, 1993 and 1992, respectively, the Company had entered into forward exchange contracts with financial institutions to sell $581 million and $488 million of foreign currencies and also had entered into foreign currency option contracts relating to the hedges of certain portions of its foreign currency exposure of the net monetary assets of its international subsidiaries. In addition, at December 31, 1993 and 1992, respectively, the Company had entered into forward exchange contracts with financial institutions to buy $325 million and $107 million of foreign currencies and also had entered into foreign currency option contracts to hedge purchase commitments. Forward exchange contracts had maturity dates ranging from one day to six months. In the event of a failure to honor one of these contracts by one of the banks with which the Company had contracted, management believes any loss would be limited to the exchange rate differential from the time the contract was made until the time it was compensated. At December 31, 1993, the Company had entered into option contracts to sell currency to hedge a portion of its probable anticipated sales over the next three months of its international marketing subsidiaries. The net unrealized gain deferred on these contracts at December 31, 1993 totaled $12 million and if realized will be recognized in the periods that the related sales occur. At December 31, 1992, the net unrealized gain on these types of contracts totaled $26 million. The gains associated with the hedging of anticipated sales of the Company's international marketing subsidiaries, net of premium cost associated with the related purchased currency options, are included in sales and were $13 million and $3 million in 1993 and 1992, respectively. To the extent the Company has such options outstanding, the amount of any loss resulting from a breach of contract would be limited to the amount of premiums paid for the options and the unrealized gain, if any, related to such contracts.

The Company enters into various types of financial instruments in the normal course of business. Fair values for certain financial instruments are based on quoted market prices. For other financial instruments, fair values are based on the appropriate pricing models using current market information. The amounts ultimately realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments. Fair values of cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities reflected in the December 31, 1993 balance sheet approximate carrying value at that date. The fair value of prepaid expenses and other current assets at December 31, 1993 would have been increased by approximately $12 million to reflect the unrealized deferred gain on the option contracts to sell currency to hedge a portion of the Company's probable anticipated sales of its international marketing subsidiaries.

The Company's cash and cash equivalents and accounts receivable are subject to potential credit risk. The Company's cash management and investment policies restrict investments to low risk, highly-liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals.

The Company distributes products primarily through third-party resellers and as a result maintains individually significant accounts receivable balances from various major resellers. The Company evaluates the credit worthiness of its resellers on an ongoing basis and may, from time to time, tighten credit terms to particular resellers. Such tightening may take the form of shorter payment terms, requiring security, reduction of credit availability, or the deauthorization of a reseller. In addition, the Company uses various risk transfer instruments such as credit insurance, factoring, and floor planning with third-party finance companies and financial institutions; however, there can be no assurance that these arrangements will be sufficient to avoid significant accounts receivable losses or will continue to be available. While the Company believes that its distribution strategies will serve to minimize the risk associated with the loss of a reseller or the decline in sales to a reseller due to tightened credit terms, there can be no assurance that disruption to the Company's sales and profitability will not occur. If the financial condition and operations of these resellers deteriorate, the Company's operating results could be adversely affected. At December 31, 1993, the receivable balances from the Company's five largest resellers represented approximately 22% of accounts receivable.

The Company's resellers typically purchase products on an as-needed basis through purchase orders. Certain of the Company's resellers finance a portion of their inventories through third-party finance companies. Under the terms of the financing arrangements, the Company may be required, in limited circumstances, to repurchase certain products from the finance companies. Additionally, the Company has on occasion guaranteed a portion of certain resellers' outstanding balances with third-party finance companies and financial institutions. Guarantees under these and other arrangements aggregating $29 million and $14 million were outstanding at December 31, 1993 and 1992, respectively. During the years that the Company has supported these financing programs, claims under these arrangements have been negligible. The Company makes provisions for estimated product returns and bad debts which may occur under these programs.

Lease commitments - The Company leases certain manufacturing and office facilities and equipment under noncancelable operating leases with terms from one to 30 years. Rent expense for 1993, 1992, and 1991 was $32 million, $35 million, and $39 million, respectively.

The Company's minimum rental commitments under noncancelable operating leases at December 31, 1993 were as follows:

                                 Year            Amount
                                             (In millions)
                               -------         ---------
                               1994            $     29
                               1995                  22
                               1996                  16
                               1997                  14
                               1998                  13
                               Thereafter            50
                                               ---------
                                               $    144
                                               =========

Note 12 - Selected Quarterly Financial Data (not covered by report of independent accountants):

The table below sets forth selected financial information for each quarter of the last two years.

In millions,                   1st           2nd           3rd           4th
except per share amounts     quarter       quarter       quarter       quarter
- ------------------------------------------------------------------------------
1993

Sales                      $  1,611      $  1,632      $  1,746      $  2,202
Gross margin                    370           393           413           522
Net income                      102           102           107           151
Earnings per common and
  common equivalent share
    Primary                    1.23          1.21          1.26          1.74
    Assuming full dilution     1.23          1.21          1.25          1.73

1992

Sales                      $    783      $    827      $  1,067      $  1,423
Gross margin                    262           250           300           383
Net income                       45            29            50            89
Earnings per common and
  common equivalent share
    Primary                    0.53          0.35          0.61          1.11
    Assuming full dilution     0.53          0.35          0.61          1.10

                                   PART III

Items 10 to 13  inclusive.

     These items have been omitted in accordance with instructions to Form 10-K Annual Report. The Registrant will file with the Commission in March 1994, pursuant to Regulation 14A, a definitive proxy statement which will involve the election of directors.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this report:

     Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements at Item 8 of this report.

   Exhibit
    No.                 Description of Exhibits

    3.1 Restated Certificate of Incorporation of Registrant (incorporated herein by reference to the corresponding exhibit in the Registrant's Registration Statement No. 2-96069 on Form S-1).
    3.2 Amendment to Registrant's Certificate of Incorporation, filed May 19, 1987 (incorporated herein by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1987 (the "1987 Form 10-K")).
    3.3 Registrant's Certificate of Amendment to its Restated Certificate of Incorporation dated July 26, 1991, along with a complete copy of the Registrant's Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1991).
    3.4 Registrant's Certificate of Stock Designation filed June 28, 1989 (incorporated herein by reference to Exhibit No. 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1989 (the "1989 Second Quarter Form 10-Q")).
    3.5 By-laws of Registrant, as amended (incorporated herein by reference to Exhibit No. 3.5 to the Registrant's Form 10-Q for the quarter ended June 30, 1992).
    4.1 Form of Rights Agreement dated as of May 18, 1989 between Registrant and Bank of America NT & SA, as Rights Agent, including form of Right Certificate (incorporated herein by reference to Exhibits 1 and 2 to the Registrant's Form 8-A Registration Statement dated May 30, 1989).
    4.2 Successor Rights Agent Agreement dated as of September 17, 1991 between Registrant and First National Bank of Boston (incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K")).
   10.1 Registrant's 1982 Stock Option Plan, as amended (incorporated herein by reference to the corresponding exhibit in the 1989 Second Quarter Form 10-Q). *
   10.2 Registrant's 1983 Nonqualified Stock Option Plan, as amended (incorporated herein by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31,
              1988). *
   10.3 Registrant's 1985 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the 1991 Form 10-K). *
   10.4 Registrant's 1985 Executive and Key Employees Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the 1989 Second Quarter Form 10-Q). *
   10.5 Registrant's 1985 Nonqualified Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the 1989 Second Quarter Form 10-Q). *
   10.6 Forms of Stock Option Agreements relating to Exhibits 10.1 through 10.5 (incorporated herein by reference to Exhibit 10.6 to the 1987 Form 10-K). *
   10.7 Registrant's 1989 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.7 to the 1991 Form 10-K). *
   10.8 Form of Stock Option Notice relating to Exhibit 10.7 (incorporated herein by reference to Exhibit 10.8 to the 1991 Form 10-K). *

   10.9 Registrant's Stock Option Plan for Non-Employee Directors, as amended, and Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.9 to the 1991 Form 10-K). *
   10.10 Registrant's Deferred Compensation and Supplemental Savings Plan as amended. *
   10.11 Form of Agreement for Underleases dated October 1988 between Compaq Computer Limited, the Company, Hambros Bank Executor and Trustee Company Limited, Haslemere Estates Public Limited Company, and Haslemere Estates (Developments) Limited, and related License, Deed, and Underleases (incorporated by reference to Exhibit No. 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 1988).
   10.12 Employment Agreement dated as of January 1, 1992 between the Registrant and Eckhard Pfeiffer (incorporated by reference to Exhibit 10.15 to the 1991 Form 10-K). *
   10.13 Form of letter agreement between Registrant and its executive officers (incorporated by reference to Exhibit 10.16 to the 1991 Form 10-K). *
   10.14 Credit Agreement dated as of May 10, 1993, among Compaq Computer Corporation, the banks signatory thereto and NationsBank of Texas, N.A. as Agent, and Bank of America National Trust and Savings Association as Co-agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated May 10, 1993).
   11.        Statement regarding the computation of per share earnings.
   21.        Subsidiaries of Registrant.
   23.        Consent of Price Waterhouse, independent accountants.

     * Indicates management contract or compensatory plan or arrangement.

     Exhibit numbers may not correspond in all cases to those numbers in Item 601 of Regulation S-K because of special requirements applicable to EDGAR filers.

     (b)  Reports on Form 8-K:

     Report on Form 8-K dated January 26, 1994, containing the Company's news release dated January 26, 1994, with respect to its financial results for the period ended December 31, 1993, including an unaudited consolidated balance sheet as of December 31, 1993, and an unaudited consolidated statement of income for the periods ended December 31, 1993.










     The following trademarks and service marks owned by the Company appear in this Report: Compaq, CompaqCare, Compaq Concerto, Compaq Contura, Compaq Insight Manager, Compaq ProLinea, Compaq ProLinea Net 1/25s, Compaq ProLiant, Compaq ProSignia, PageMarq, Deskpro, DirectPlus, Presario, and SmartStart.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Compaq Computer Corporation


                            By: /s/ ECKHARD PFEIFFER
                                -------------------------------
                                Eckhard Pfeiffer, President and
                                   Chief Executive Officer

                            Date:  2/24/94
                                   -------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                     Title                         Date

/s/ ECKHARD PFEIFFER                                               2/24/94
- ----------------------------- President and Director               -------
   (Eckhard Pfeiffer)         (principal executive officer)

/s/ DARYL J. WHITE                                                 2/24/94
- ----------------------------- Senior Vice President-Finance        -------
   (Daryl J. White)           and Chief Financial Officer
                              (principal financial officer)

/s/ BENJAMIN M. ROSEN                                              2/24/94
- ----------------------------- Chairman of the                      -------
   (Benjamin M. Rosen)        Board of Directors

/s/ ROBERT TED ENLOE III                                           2/24/94
- ----------------------------- Director                             -------
   (Robert Ted Enloe III)

/s/ GEORGE E.R. KINNEAR, II                                        2/24/94
- ----------------------------- Director                             -------
   (George E.R. Kinnear, II)

/s/ PETER N. LARSON                                                2/24/94
- ----------------------------- Director                             -------
   (Peter N. Larson)

/s/ KENNETH L. LAY                                                 2/24/94
- ----------------------------- Director                             -------
   (Kenneth L. Lay)

/s/ KENNETH ROMAN                                                  2/24/94
- ----------------------------- Director                             -------
   (Kenneth Roman)

PAGE S-1
                                                                     SCHEDULE V
                          COMPAQ COMPUTER CORPORATION
                        PROPERTY, PLANT, AND EQUIPMENT


                                 Balance,                              Balance,
                                beginning    Additions,  Retirements      end
  Description                    of year      at cost      or sales     of year
- -------------------------------------------------------------------------------
                                                 (in millions)
Year ended December 31, 1991:
  Land                         $     65     $      8     $     (3)    $     70
  Buildings                         416           95           (1)         510
  Machinery and equipment           529          105          (19)         615
  Furniture and fixtures             47            8           (1)          54
  Leasehold improvements             24            4           (1)          27
  Construction-in-progress, net     106          (60)                       46
                               ------------------------------------------------
                               $  1,187     $    160     $    (25)    $  1,322
                               ================================================

Year ended December 31, 1992:
  Land                         $     70     $      6     $     (1)    $     75
  Buildings                         510           37          (15)         532
  Machinery and equipment           615           97         (164)         548
  Furniture and fixtures             54            5           (6)          53
  Leasehold improvements             27            4          (11)          20
  Construction-in-progress, net      46           10                        56
                               ------------------------------------------------
                               $  1,322     $    159     $   (197)    $  1,284
                               ================================================


Year ended December 31, 1993:
  Land                         $     75                  $     (3)    $     72
  Buildings                         532     $     12           (2)         542
  Machinery and equipment           548          150          (38)         660
  Furniture and fixtures             53            2           (2)          53
  Leasehold improvements             20            5           (2)          23
  Construction-in-progress, net      56          (24)                       32
                               ------------------------------------------------
                               $  1,284     $    145     $    (47)    $  1,382
                               ================================================

During 1991 additions to Construction-in-progress, net include $20 million of assets which were written off as part of the restructuring.

PAGE S-2

                                                                SCHEDULE VI
                        COMPAQ COMPUTER CORPORATION
               ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                      PROPERTY, PLANT, AND EQUIPMENT


                                Balance,                           Balance,
                               beginning  Additions,  Retirements     end
  Description                   of year     at cost    or sales     of year
- ---------------------------------------------------------------------------
                                              (in millions)
Year ended December 31, 1991:
  Buildings                   $   (34)    $   (22)                $   (56)
  Machinery and equipment        (230)       (132)    $    18        (344)
  Furniture and fixtures          (16)         (9)          2         (23)
  Leasehold improvements          (15)         (1)                    (16)
                              --------------------------------------------
                              $  (295)    $  (164)    $    20     $  (439)
                              ============================================

Year ended December 31, 1992:
  Buildings                   $   (56)    $   (23)    $     2     $   (77)
  Machinery and equipment        (344)       (126)        109        (361)
  Furniture and fixtures          (23)         (7)          2         (28)
  Leasehold improvements          (16)         (3)          9         (10)
                              --------------------------------------------
                              $  (439)    $  (159)    $   122     $  (476)
                              ============================================

Year ended December 31, 1993:
  Buildings                   $   (77)    $   (23)    $     1     $   (99)
  Machinery and equipment        (361)       (122)         22        (461)
  Furniture and fixtures          (28)         (7)          3         (32)
  Leasehold improvements          (10)         (3)          2         (11)
                              --------------------------------------------
                              $  (476)    $  (155)    $    28     $  (603)
                              ============================================

PAGE S-3

                                                       SCHEDULE VIII
                     COMPAQ COMPUTER CORPORATION
                  VALUATION AND QUALIFYING ACCOUNTS
                   Allowance for Doubtful Accounts


Year ended December 31,
In millions                            1993        1992        1991
- --------------------------------------------------------------------
Balance, beginning of period          $  25       $  18       $  14
Additions charged to expense             33          14           9
Reductions                               (9)         (7)         (5)
                                      ------------------------------
Balance, end of period                $  49       $  25       $  18
                                      ==============================

PAGE S-4

                                                                   SCHEDULE X
                         COMPAQ COMPUTER CORPORATION
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION


Year ended December 31,
In millions                              1993           1992           1991
- -----------------------------------------------------------------------------
Advertising expense                   $    114       $     82       $     55

Royalties                             $    119


All other expenses required by this Schedule are disclosed in the consolidated financial statements or notes thereto included elsewhere in this Annual Report on Form 10-K.

                          COMPAQ COMPUTER CORPORATION
                                EXHIBIT INDEX


   Exhibit
    No.                 Description of Exhibits

    3.1 Restated Certificate of Incorporation of Registrant (incorporated herein by reference to the corresponding exhibit in the Registrant's Registration Statement No. 2-96069 on Form S-1).
    3.2 Amendment to Registrant's Certificate of Incorporation, filed May 19, 1987 (incorporated herein by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1987 (the "1987 Form 10-K")).
    3.3 Registrant's Certificate of Amendment to its Restated Certificate of Incorporation dated July 26, 1991, along with a complete copy of the Registrant's Restated Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1991).
    3.4 Registrant's Certificate of Stock Designation filed June 28, 1989 (incorporated herein by reference to Exhibit No. 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1989 (the "1989 Second Quarter Form 10-Q")).
    3.5 By-laws of Registrant, as amended (incorporated herein by reference to Exhibit No. 3.5 to the Registrant's Form 10-Q for the quarter ended June 30, 1992).
    4.1 Form of Rights Agreement dated as of May 18, 1989 between Registrant and Bank of America NT & SA, as Rights Agent, including form of Right Certificate (incorporated herein by reference to Exhibits 1 and 2 to the Registrant's Form 8-A Registration Statement dated May 30, 1989).
    4.2 Successor Rights Agent Agreement dated as of September 17, 1991 between Registrant and First National Bank of Boston (incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K")).
   10.1 Registrant's 1982 Stock Option Plan, as amended (incorporated herein by reference to the corresponding exhibit in the 1989 Second Quarter Form 10-Q). *
   10.2 Registrant's 1983 Nonqualified Stock Option Plan, as amended (incorporated herein by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31,
              1988). *
   10.3 Registrant's 1985 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the 1991 Form 10-K). *
   10.4 Registrant's 1985 Executive and Key Employees Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the 1989 Second Quarter Form 10-Q). *
   10.5 Registrant's 1985 Nonqualified Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the 1989 Second Quarter Form 10-Q). *
   10.6 Forms of Stock Option Agreements relating to Exhibits 10.1 through 10.5 (incorporated herein by reference to Exhibit 10.6 to the 1987 Form 10-K). *
   10.7 Registrant's 1989 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.7 to the 1991 Form 10-K). *
   10.8 Form of Stock Option Notice relating to Exhibit 10.7 (incorporated herein by reference to Exhibit 10.8 to the 1991 Form 10-K). *
   10.9 Registrant's Stock Option Plan for Non-Employee Directors, as amended, and Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.9 to the 1991 Form 10-K). *
   10.10 Registrant's Deferred Compensation and Supplemental Savings Plan as amended. *
   10.11 Form of Agreement for Underleases dated October 1988 between Compaq Computer Limited, the Company, Hambros Bank Executor and Trustee Company Limited, Haslemere Estates Public Limited Company, and Haslemere Estates (Developments) Limited, and related License, Deed, and Underleases (incorporated by reference to Exhibit No. 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 1988).
   10.12 Employment Agreement dated as of January 1, 1992 between the Registrant and Eckhard Pfeiffer (incorporated by reference to Exhibit 10.15 to the 1991 Form 10-K). *
   10.13 Form of letter agreement between Registrant and its executive officers (incorporated by reference to Exhibit 10.16 to the 1991 Form 10-K). *
   10.14 Credit Agreement dated as of May 10, 1993, among Compaq Computer Corporation, the banks signatory thereto and NationsBank of Texas, N.A. as Agent, and Bank of America National Trust and Savings Association as Co-agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated May 10, 1993).
   11.        Statement regarding the computation of per share earnings.
   21.        Subsidiaries of Registrant.
   23.        Consent of Price Waterhouse, independent accountants.

     * Indicates management contract or compensatory plan or arrangement.

     Exhibit numbers may not correspond in all cases to those numbers in Item 601 of Regulation S-K because of special requirements applicable to EDGAR filers.