Form 10-Q
period 1994-03-31
COMPAQ COMPUTER CORP
filed 1994-05-02
CIK 714154

____________________________________________________________



                                 FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarterly Period Ended March 31, 1994



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

                          Yes  [ x ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 31, 1994, was 85,481,000.

       ____________________________________________________________


                    P A R T  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                         COMPAQ COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                   ASSETS
                                                     March 31,   December 31,
                                                        1994         1993
                                                     ---------   ------------
                                                          (in millions)
Current assets:
 Cash and cash equivalents                            $   940      $   627
 Short-term investments                                    56
 Accounts receivable, net                               1,500        1,377
 Inventories                                            1,429        1,123
 Prepaid expenses and other current assets                195          164
                                                      -------      -------
  Total current assets                                  4,120        3,291
Property, plant, and equipment,
 less accumulated depreciation                            794          779
Other assets                                               22           14
                                                      -------      -------
                                                      $ 4,936      $ 4,084
                                                      =======      =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                     $   840      $   637
 Income taxes payable                                     106           69
 Other current liabilities                                592          538
                                                      -------      -------
  Total current liabilities                             1,538        1,244
                                                      -------      -------
Long-term debt                                            300
                                                      -------      -------
Deferred income taxes                                     188          186
                                                      -------      -------
Stockholders' equity:-
 Preferred stock, $.01 par value:  10,000,000 shares
  authorized; none outstanding
 Common stock and capital in excess of $.01 par value:
  400,000,000 shares authorized; 85,481,000 shares
  and 84,348,000 shares issued and outstanding            629          586
 Retained earnings                                      2,281        2,068
                                                      -------      -------
  Total stockholders' equity                            2,910        2,654
                                                      -------      -------
                                                      $ 4,936      $ 4,084
                                                      =======      =======

                See accompanying notes to consolidated financial data


                         COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)
                                                   Quarter ended March 31,
                                                    1994            1993
                                                  -------         -------
                                      (in millions, except per share amounts)
Sales                                             $ 2,278         $ 1,611
Cost of sales                                       1,661           1,241
                                                  -------         -------
                                                      617             370
                                                  -------         -------

Research and development costs                         53              38
Selling, general, and administrative expense          254             177
Other income and expense, net                          22              20
                                                  -------         -------
                                                      329             235
                                                  -------         -------

Income before provision for income taxes              288             135
Provision for income taxes                             75              33
                                                  -------         -------
Net income                                        $   213         $   102
                                                  =======         =======

Earnings per common and common equivalent share:
 Primary                                          $  2.40         $  1.23
                                                  =======         =======
 Assuming full dilution                           $  2.39         $  1.23
                                                  =======         =======
Shares used in computing earnings per common
 and common equivalent share:
  Primary                                            88.8            83.1
                                                  =======         =======
  Assuming full dilution                             89.0            83.1
                                                  =======         =======

                See accompanying notes to consolidated financial data


                           COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      Quarter ended March 31,
                                                         1994         1993
                                                       --------     --------
                                                           (in millions)
Cash flows from operating activities:
 Cash received from customers                            $2,112     $1,444
 Cash paid to suppliers and employees                    (1,989)    (1,454)
 Interest and dividends received                              6          3
 Interest paid                                              (15)       (15)
 Income taxes paid                                          (36)       (32)
                                                         ------     ------
  Net cash provided by (used in) operating activities        78        (54)
                                                         ------     ------
Cash flows from investing activities:
 Purchases of property, plant, and equipment, net           (54)       (32)
 Purchases of short-term investments                        (56)
 Other, net                                                  (8)        (1)
                                                         ------     ------
  Net cash used in investing activities                    (118)       (33)
                                                         ------     ------
Cash flows from financing activities:
 Proceeds from sale of equity securities                     43         26
 Issuance of long-term debt                                 300
                                                         ------     ------
  Net cash provided by financing activities                 343         26
                                                         ------     ------
Effect of exchange rate changes on cash                      10         24
                                                         ------     ------
  Net increase (decrease) in cash and cash equivalents      313        (37)
Cash and cash equivalents at beginning of year              627        357
                                                         ------     ------
Cash and cash equivalents at end of year                 $  940     $  320
                                                         ======     ======
Reconciliation of net income to net cash provided by
 (used in) operating activities:
  Net income                                             $  213     $  102
   Depreciation and amortization                             37         39
   Provision for bad debts                                   15          2
   Deferred income taxes                                      3
   Currency exchange losses                                   9          6
   Increase in accounts receivable                         (143)      (178)
   Increase in inventories                                 (306)       (81)
   Decrease (increase) in prepaid expenses and
     other current assets                                   (31)        12
   Increase in accounts payable                             203         14
   Increase in income taxes payable                          36
   Increase in other current liabilities                     42         30
                                                         ------     ------
     Net cash provided by (used in) operating activities $   78     $  (54)
                                                         ======     ======

                See accompanying notes to consolidated financial data



                        COMPAQ COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL DATA


Note 1 - Basis of presentation

The accompanying unaudited financial data as of March 31, 1994 and December 31, 1993 and for the three month periods ended March 31, 1994 and 1993 have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of the Company, the data reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates.


Note 2 - Inventories

Inventories consisted of the following components:

                                                     March 31,   December 31,
                                                        1994         1993
                                                     ---------   ------------
                                                           (in millions)

Raw materials                                             677          535
Work-in-process                                           147           90
Finished goods                                            605          498
                                                      -------      -------
                                                      $ 1,429      $ 1,123
                                                      =======      =======


Notes 3 - Long-term debt

In March 1994 the Company issued $300 million in senior notes, including $150 million 6 1/2% notes due March 15, 1999 and $150 million 7 1/4% notes due March 15, 2004. Interest on the notes is payable semi-annually on March 15 and September 15. The notes are not redeemable prior to maturity and are not entitled to any sinking fund.


Note 4 - Other income and expense

Other income and expense consisted of the following components:

                                                   Quarter ended March 31,
                                                    1994            1993
                                                  -------         -------
                                                        (in millions)

Interest and dividend income                       $  (6)          $  (3)
Interest expense associated with hedging               4               6
Other interest expense                                13              10
Currency exchange losses, net                          9               6
Other, net                                             2               1
                                                   -----           -----
                                                   $  22           $  20
                                                   =====           =====



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated interim financial statements.

Results of Operations

      The following table presents, as a percentage of sales, certain selected financial data for the quarters ended March 31, 1994 and 1993.

                                              Quarter ended March 31,
                                                    1994     1993
                                               ----------   ----------

     Sales                                         100.0%    100.0%

     Cost of sales                                  72.9      77.0
                                                    ______  ______
     Gross margin                                   27.1      23.0

     Research and development costs                  2.3       2.4

     Selling, general, and administrative expense   11.2      11.0

     Other income and expense, net                   1.0       1.2
                                                    ______  ______

                                                    14.5      14.6
                                                    ______  ______

     Income before provision for income taxes       12.6%      8.4%
                                                    ______  ______

                                                    ______  ______


Sales

       Sales for the first quarter of 1994 increased 41% over the comparable period of 1993 and 3% over the fourth quarter of 1993. European sales represented 36% of total sales in the first quarter of 1994 as compared with 42% in the comparable period of 1993 and 36% in the fourth quarter of 1993. Other international sales, excluding Canada, represented 11% of the total sales in the first quarter of 1994 as compared with 9% in the comparable period of 1993 and 12% in the fourth quarter of 1993.

       The Company's significant increase in consolidated sales in the first quarter of 1994 stemmed primarily from an increase in the number of units sold. Total computer unit sales increased more than 40% in the first quarter of 1994 over the comparable period of 1993, including a 94% increase in unit sales of the Company's tower server CPU products. Unit sales growth primarily resulted from the Company's aggressively priced Compaq ProLinea(R) in desktop products, the Compaq Contura(R) portable computers, and the Compaq Prosignia(TM) tower system products. The Company expanded these lines in February 1994 with the introduction of the Compaq Contura Aero(TM) subnotebook PC, in March 1994 with the introduction of the new Compaq Prosignia VS server for small and mid-sized businesses and the Compaq LTE Elite(TM) family of high performance notebook computers, and in April 1994 with the announcement of the Compaq Deskpro(R) XL family of desktop personal computers as well as five new Compaq Prolinea desktop PCs.

       Unit growth closely matched revenue growth for first quarter 1994 when compared to first quarter 1993. The relative stability in the Company's average sales price per unit resulted from a more stabilized pricing environment and a greater proportion of sales of its higher end products. Competition continues to have a significant impact on prices of the Company's products, especially those products aimed at the consumer market, and additional pricing actions may occur as the Company attempts to maintain its competitive mix of price and performance characteristics and customer support services. The Company attempts to mitigate the effect of any pricing actions through implementation of effective design to cost goals, the aggressive pursuit of reduced component costs, manufacturing efficiencies, and control of operating expenses.


Gross Margin

       Gross margin as a percentage of sales rose to 27.1% in the first quarter of 1994, compared to 23.0% in the comparable period of 1993 and 23.7% in the fourth quarter of 1993. The rise from the fourth quarter of 1993 primarily resulted from increases in proportion of sales of the Company's higher margin products as well as currency fluctuations, reduced component costs, and manufacturing efficiencies. The Company believes that industry consolidation and restructuring will continue throughout 1994 resulting in a continued aggressive pricing environment and continued pressure on the Company's gross margins. The Company maintains a market share growth strategy and continues to expand its presence in new price sensitive market segments, which could lower the Company's average sales price per unit. This reduction, coupled with related changes in the mix of product sales, could result in lower gross margin levels. The Company continues to pursue aggressively the reduction of product costs both at the supplier and manufacturing levels and anticipates that these savings will assist its efforts to maintain competitive pricing.


Operating Expenses

      Research and development costs increased 40% in absolute dollars in the first quarter of 1994 as compared with the same period of 1993 while remaining stable as a percentage of sales. The Company is committed to continuing a significant research and development program and research and development costs are likely to increase in absolute dollars in the remaining quarters of 1994.

       Selling, general, and administrative expense increased in amount while remaining relatively stable as a percentage of sales in the first quarter of 1994 as compared with the same period of 1993. The increase in expenses resulted from domestic and international selling expense associated with higher unit volumes as well as expense incurred in connection with the introduction of new products, the entry into new markets (both domestically and internationally), the expansion of distribution channels, and a greater emphasis on advertising, customer service, and technical support. The Company anticipates that selling expenses will be higher in the remaining quarters of 1994--at least in absolute dollars--as a result of the Company's marketing and sales programs and the continuing expansion of its geographic markets.


Other Items

       Other income and expense in the first quarter of 1994 was an expense of $22 million. In the first quarter of 1994 compared to the corresponding period of 1993, the Company experienced a relatively stable net interest expense in absolute dollars. This stability resulted from an increase in interest earned on investable cash due to higher cash levels and a decrease in interest expense associated with the Company's foreign exchange hedging program, which were offset by an increase in interest expense in connection with financing resellers' inventories.

       The translation gains and losses relating to the financial statements of the Company's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and were a net loss of $9 million in the first quarter of 1994, compared to a net loss of $6 million in the first quarter of 1993.


Provision for Income Taxes

       The Company estimates the effective tax rate for 1994 will be 26%, an increase from 25% in 1993. The increase is attributable to higher profitability and a decline in the proportion of earnings derived from its Singaporean subsidiaries to total Company earnings. A portion of the undistributed earnings of the Company's Singaporean subsidiaries are invested indefinitely in operations outside the United States.


Liquidity and Capital Resources

      During the first quarter of 1994 the Company had working capital of approximately $2.6 billion compared to its level of $2.0 billion at December 31, 1993.

       The Company's cash, cash equivalents, and short-term investments increased to $996 million at March 31, 1994, from $627 million at December 31, 1993, primarily because of the Company's issuance of $300 million in debt securities during the first quarter, positive cash flow from operating activities and cash received in connection with the exercise of employee stock options, which were partially offset by working capital needs related to the Company's support of higher production volumes to meet demand. Accounts receivable increased to $1.5 billion at March 31, 1994, from $1.4 billion at December 31, 1993, as a result of higher sales levels. Inventory levels increased to $1.4 billion from $1.1 billion during that period. The Company's higher levels of inventory, associated with higher sales levels, could adversely affect the Company in the event of a drop in worldwide demand for PC products.

       Cash used in the first quarter of 1994 for the purchase of property, plant and equipment totaled $54 million. The Company estimates that capital expenditures for land, buildings, and equipment during the remainder of 1994 will be approximately $221 million. The Company has commitments for only a small portion of such amounts and the actual level of spending will depend on a variety of factors, including general economic conditions and the Company's business.

       The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash balances, internally generated funds, and financing arrangements. The Company from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds for the Company's needs instead of repatriating funds in the form of dividends from its foreign subsidiaries. The Company has outstanding debt securities of $300 million. The Company also has committed lines of credit totaling $300 million, which were unused and available at March 31, 1994.


Factors that May Affect Future Results

       The Company participates in a highly volatile industry that is characterized by its rapidly changing customer demand patterns and industry-wide competition resulting in aggressive pricing practices. In anticipation of continued growth and expansion of its market share, the Company is significantly expanding manufacturing and distribution capacity as well as reengineering its internal logistics. The Company's operating results could be adversely affected should the Company be unable to anticipate customer demand accurately, to manage its manufacturing process and inventory levels to respond quickly to changing production needs, or to distribute its products efficiently in a variety of reseller channels.

       The Company's product strategy focuses in part on marketing products with distinctive features and at prices that appeal to a variety of purchasers. Because of the pace of technological advances in the personal computer industry, the Company must introduce new products on a timely basis that offer customers the latest competitive technologies. In addition, although the Company designs many of its own components for its products, across the Company's product range certain elements of product strategy are dependent on technological developments by, and manufacturing capacities, of other manufacturers. There can be no assurance that the Company will obtain the delivery of the technology needed to introduce new products in a timely manner, will acquire a sufficient supply of components utilizing such technology to deliver high volumes of its products, will manage the lead times required to obtain components to respond to short term shifts in customer demand patterns, or will be able to obtain any competitive advantage in access to new technology. If the Company were unable to develop and launch new products in a timely fashion and in significant unit volumes, this failure could have a material adverse effect on the Company's business.

      In order to maintain or increase its market share, the Company must continue to price its products competitively and from time to time may use various incentive programs to increase sales. Some of these strategies lower the average sales price per unit and may cause declines in gross margin. To compensate for the impact of reduced prices on its sales and profitability, the Company must increase unit shipments, aggressively reduce costs, and maintain tight control over operating expenses. If the Company takes pricing actions and does not achieve significant unit shipment increases and cost reductions, however, there could be an adverse impact on sales and profitability. The Company believes its pricing and product strategies are competitive and have created demand for its products. While the Company anticipates that demand will continue to be strong in coming quarters, it expects that the gross margin levels experienced in the first quarter of 1994 will decline, primarily as a result of anticipated fluctuations in the product mix of its sales.

       During the first quarter of 1994 the Company continued to broaden its product distribution into new geographic locations and new sales channels. Offering its products in an increasing number of geographic locations and through a variety of distribution channels, including distributors, mail order, electronics superstores and other consumer retail outlets, requires the Company to increase its geographic presence and to provide increased levels of sales and support interface with customers. There can be no assurance, however, that this direction will be effective, or that the requisite service and support to ensure the success of the Company's operations in new locations or through new channels can be achieved in a cost effective manner. While the Company anticipates that its geographic expansion will continue and the number of outlets for its products will continue to increase in the remainder of 1994, a reduction in this growth could affect sales and profitability. Geographic expansion, particularly in developing countries, also subjects the Company to a number of political and economic risks, such as currency devaluation and expropriation.

       The Company's primary means of distribution remains third-party resellers. The Company continuously monitors and manages the credit it extends to resellers and attempts to limit credit risks by broadening its distribution channels, utilizing certain risk transfer instruments, and obtaining security interests in property owned by its debtors. The Company's business could be adversely affected, however, in the event that the generally weak financial condition of third-party computer resellers worsens. Upon the financial failure of a major reseller, the Company could experience disruptions in its distribution as well as the loss of the unsecured portion of any outstanding accounts receivable. The Company believes that the continued expansion of its distribution outlets and geographic growth will help mitigate any potential impact on its sales.

       The  value  of  the U.S. dollar continues to affect the  Company's
financial   results.    The  functional  currency   for   the   Company's
international marketing subsidiaries is the U.S. dollar. When the U.S. dollar strengthens against other currencies, sales made in those currencies translate into fewer sales in U.S. dollars; and when the U.S. dollar weakens, sales made in local currencies translate into higher sales in U.S. dollars. Correspondingly, costs and expenses incurred in non-U.S. dollar currencies increase when the U.S. dollar weakens and decline when the U.S. dollar strengthens. Accordingly, changes in exchange rates may negatively affect the Company's consolidated sales (as expressed in U.S. dollars) and gross margins and the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company engages in several hedging programs aimed at limiting in part the impact of currency fluctuations. Through these programs the Company hedges a portion of anticipated sales of its international marketing subsidiaries using purchased foreign currency options, hedges its Japanese-yen denominated purchase commitments through the use of forward exchange contracts and option contracts, and hedges its non-U.S. dollar net monetary assets through the use of forward and option contracts. Although these programs may reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells its products or a weakening exchange rate against currencies in which the Company incurs costs, particularly the Japanese yen, the Company's sales or its costs are adversely affected.

       General economic conditions have an impact on the Company's business and financial results. Many of the markets in which the Company sells its products are currently experiencing economic recession and the Company cannot predict when these conditions will improve or if conditions in these and other markets will decline. Although the Company does not consider its business to be highly seasonal, it has experienced seasonally higher sales and earnings in the first and fourth quarters of the year. The continued expansion of its retail business is likely to result in the increased seasonality of the Company's business and its results being more dependent on retail business fluctuations.

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

                     P A R T  II.  OTHER INFORMATION


Item 1.  Legal Proceedings

       In May 1991 a number of class action lawsuits were filed in the United States District Court for the Southern District of Texas, Houston Division. These suits were consolidated into a single class action suit in June 1991. The action is brought on behalf of all persons who purchased Compaq common stock or options from December 4, 1990 through May 14, 1991, and the named defendants include the Company and certain of its current and former officers and directors. This action has been settled on behalf of all defendants. On April 8, 1994, a stipulation of settlement was filed with the court setting forth the terms of the settlement reached by the parties. The Company settled the consolidated securities class action in order to eliminate diversion of Company resources and the expense of litigation. The settlement is subject to approval by the court at a fairness hearing scheduled for June 23, 1994. The Company anticipates that insurance will fund a significant portion of the settlement and that there will be no material financial impact to the Company.

       In May 1991 Michael Ashkenazi and Herbert Kestenbaum brought a shareholders' derivative action against the Company and certain of its current and former officers and directors. The complaint was brought in the District Court of Harris County, Texas, 61st Judicial District. The complaint alleges that the individual defendants breached their fiduciary duty to the Company under principles of common law by misleading investors through certain public statements. The allegations of misleading statements and/or omissions are similar to the allegations made in the class action complaints. The complaint also alleges that sales of Company stock made by eight of the defendants were made while those defendants were in possession of material adverse information and were therefore in violation of their fiduciary duties. The plaintiffs ask that the individual defendants pay to the Company any profits that they may have made as a result of such stock sales and all other damages that may be incurred by the Company as a result of the individual defendants' alleged actions.

      The Company has been named as a defendant in a number of repetitive stress injury lawsuits, primarily in New York state courts or federal district courts for the New York City area. In each of these lawsuits the plaintiff alleges that he or she suffers from symptoms generally known as repetitive stress injury, which allegedly were caused by the design of the keyboard supplied with the computer the plaintiff used.
The suits naming the Company are similar to those filed against other major suppliers of personal computers. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. The Company is unable to determine at this time the outcome of these suits or the likelihood of the Company's being named in additional suits by plaintiffs' alleging similar injuries. The Company has denied these claims and intends to defend vigorously the suits. The Company believes that the claims will not have a material adverse effect on the Company's financial results of operations or its financial position.


Item 4.  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders during the first quarter of 1994. At the annual meeting of stockholders of the Company on April 21, 1994, Benjamin M. Rosen, Eckhard Pfeiffer, Robert Ted Enloe, III, George H. Heilmeier, George E.R. Kinnear II, Peter
N. Larson, Kenneth L. Lay and Kenneth Roman were elected as directors of the Company. The following table sets forth the votes at this election:

       Director Nominee         For       Against   Abstentions   Broker
                                             or                    Non-
                                          Withheld                Votes

     Benjamin M. Rosen       68,944,030   210,695       0          0
     Eckhard Pfeiffer        68,944,002   210,723       0          0
     Robert Ted Enloe, III   68,944,324   210,401       0          0
     George H. Heilmeier     68,936,959   217,766       0          0
     George E.R. Kinnear II  68,945,348   209,377       0          0
     Peter N. Larson         68,946,093   208,632       0          0
     Kenneth L. Lay          68,943,780   210,945       0          0
     Kenneth Roman           68,945,649   209,076       0          0

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit No.                   Description

      1.1 Underwriting Agreement dated March 10, 1994, between the Company and Merrill, Lynch, Pierce, Fenner & Smith,
            Incorporated and Morgan Stanley & Co. Incorporated acting severally on behalf of themselves and the several underwriters named therein

      11    Statement regarding computation of per share earnings

(b)   Reports on Form 8-K

1. Report on Form 8-K dated January 26, 1994, containing the Company's news release dated January 26, 1994, with respect to its financial results for the periods ended December 31, 1993, including an unaudited consolidated balance sheet as of December 31, 1993, and an unaudited consolidated statement of income for the periods ended December 31, 1993

2. Report on Form 8-K dated March 10, 1994, containing exhibits for each of the following: a specimen of the Company's 6 1/2% senior notes due March 15, 1999, a specimen of the Company's 7 1/4% senior notes due March 15, 2004, statement of ratio of earnings to fixed charges, and a consent of Price Waterhouse, independent accountants

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.


                               SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


April 29, 1994                      Compaq Computer Corporation



                              /s/    DARYL J. WHITE
                              ------------------------------------------
                              Daryl J. White, Senior Vice President,
                              Finance, and Chief Financial Officer
                              (as authorized officer and as principal
                              financial officer)