Form 10-Q
period 1994-06-30
COMPAQ COMPUTER CORP
filed 1994-08-01
CIK 714154

____________________________________________________________



                                 FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarterly Period Ended June 30, 1994



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

                          Yes  [ x ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of June 30, 1994, was 257.8 million.

       ____________________________________________________________

                    P A R T  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       COMPAQ COMPUTER CORPORATION
                       CONSOLIDATED BALANCE SHEET
                             (Unaudited)


                               ASSETS
                                       June 30,    December 31,
                                          1994        1993
                                       ---------------------
                                           (in millions)
Current assets:
 Cash and cash equivalents             $    516    $    627
 Short-term investments                      57
 Accounts receivable                      1,768       1,377
 Inventories                              2,241       1,123
 Prepaid expenses and
  other current assets                      185         164
                                       ---------------------
Total current assets                      4,767       3,291
Property, plant, and equipment,
 less accumulated depreciation              848         779
Other assets                                 53          14
                                       ---------------------
                                       $  5,668    $  4,084
                                       =====================


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                      $  1,132    $    637
 Income taxes payable                       170          69
 Other current liabilities                  740         538
                                       ---------------------
Total current liabilities                 2,042       1,244
                                       ---------------------
Long-term debt                              300
                                       ---------------------
Deferred income taxes                       188         186
                                       ---------------------
Stockholders' equity:-
 Preferred stock, $.01 par value:
  10 million shares authorized;
  none outstanding
 Common stock and capital in excess
  of $.01 par value: 400 million
  shares authorized; 257.8 million
  shares and 253.0 million
  shares issued and outstanding             647         586
 Retained earnings                        2,491       2,068
                                       ---------------------
Total stockholders' equity                3,138       2,654
                                       ---------------------
                                       $  5,668    $  4,084
                                       =====================

           See accompanying notes to consolidated financial data

                     COMPAQ COMPUTER CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)


                                  Six months ended        Quarter ended
                                       June 30,              June 30,
                                    1994      1993        1994      1993
                                  ----------------------------------------
                                  (in millions, except per share amounts)

Sales                             $ 4,777   $ 3,243     $ 2,499   $ 1,632
Cost of sales                       3,497     2,480       1,836     1,239
                                  ----------------------------------------
                                    1,280       763         663       393
                                  ----------------------------------------

Research and development costs        107        79          54        41
Selling, general, and
 administrative expense               557       377         303       200
Other income and expense, net          44        38          22        18
                                  ----------------------------------------
                                      708       494         379       259
                                  ----------------------------------------
Income before provision
 for income taxes                     572       269         284       134
Provision for income taxes            149        65          74        32
                                  ----------------------------------------
Net income                        $   423   $   204     $   210   $   102
                                  ========================================

Earnings per common and
 common equivalent share:
    Primary                       $  1.58   $  0.81     $  0.78   $  0.40
                                  ========================================
    Assuming full dilution        $  1.58   $  0.81     $  0.78   $  0.40
                                  ========================================

Shares used in computing
 earnings per common and
 common equivalent share:
    Primary                         267.4     251.1       268.6     252.9
                                  ========================================
    Assuming full dilution          267.8     251.1       268.6     252.9
                                  ========================================

           See accompanying notes to consolidated financial data

                        COMPAQ COMPUTER CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                           Six months ended
                                                               June 30,
                                                           1994       1993
                                                         -------------------
                                                            (in millions)

Cash flows from operating activities:
 Cash received from customers                            $ 4,371    $ 3,184
 Cash paid to suppliers and employees                     (4,549)    (3,058)
 Interest and dividends received                              13          8
 Interest paid                                               (28)       (30)
 Income taxes paid                                           (46)       (38)
                                                         -------------------
  Net cash provided by (used in) operating activities       (239)        66
                                                         -------------------
Cash flows from investing activities:
 Purchases of property, plant, and equipment, net           (149)       (70)
 Purchases of short-term investments                         (69)
 Maturities of short-term investments                         12
 Other, net                                                  (40)        (5)
                                                         -------------------
  Net cash used in investing activities                     (246)       (75)
                                                         -------------------
Cash flows from financing activities:
 Proceeds from sale of equity securities                      60         69
 Issuance of long-term debt                                  300
                                                         -------------------
  Net cash provided by financing activities                  360         69
                                                         -------------------
Effect of exchange rate changes on cash                       14         16
                                                         -------------------
  Net increase (decrease) in cash and cash equivalents      (111)        76
Cash and cash equivalents at beginning of period             627        357
                                                         -------------------
Cash and cash equivalents at end of period               $   516    $   433
                                                         ===================

Reconciliation of net income to net cash provided by
 (used in) operating activities:
 Net income                                              $   423    $   204
  Depreciation and amortization                               78         80
  Provision for bad debts                                     29         12
  Deferred income taxes                                        3
  Currency exchange losses                                    23         11
  Increase in accounts receivable                           (410)       (77)
  Increase in inventories                                 (1,118)      (385)
  Decrease (increase) in prepaid expenses and
   other current assets                                      (19)        13
  Increase in accounts payable                               494         93
  Increase in income taxes payable                           100         26
  Increase in other current liabilities                      158         89
                                                         -------------------
   Net cash provided by (used in) operating activities   $  (239)   $    66
                                                         ===================

           See accompanying notes to consolidated financial data

                        COMPAQ COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL DATA


Note 1 - Basis of presentation

The accompanying unaudited financial data as of June 30, 1994 and December 31, 1993 and for the six month periods ended June 30, 1994 and 1993 have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of the Company, the data reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates.


Note 2 - Inventories

Inventories consisted of the following components:

                                          June 30,       December 31,
                                            1994             1993
                                          ------------------------
                                                (in millions)

Raw materials                             $   951          $   535
Work-in-process                               340               90
Finished goods                                950              498
                                          ------------------------
                                          $ 2,241          $ 1,123
                                          ========================



Note 3 - Long-term debt

In March 1994 the Company issued $300 million in senior notes, including $150 million 6 1/2% notes due March 15, 1999 and $150 million 7 1/4% notes due March 15, 2004. Interest on the notes is payable semi-annually on March 15 and September 15. The notes are not redeemable prior to maturity and are not entitled to any sinking fund.


Note 4 - Other income and expense

Other income and expense consisted of the following components:


                                    Six months ended  Quarter ended
                                       June 30,          June 30,
                                     1994    1993      1994    1993
                                    -------------------------------
                                                (in millions)

Interest and dividend income        $ (13)  $  (8)    $  (7)  $  (5)
Interest expense associated
 with hedging                           7      13         3       7
Other interest expense                 27      19        14       9
Currency exchange losses, net          23      11        14       5
Other, net                                      3        (2)      2
                                    -------------------------------
                                    $  44   $  38     $  22   $  18
                                    ===============================

Note 5 - Earnings per share

All share and per-share information has been retroactively restated in the accompanying financial data to reflect the three-for-one stock split effected in the form of a 200% stock dividend declared by the Company in April 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated interim financial statements.

Results of Operations

     The following table presents, as a percentage of sales, certain selected financial data for the six months and quarters ended June 30, 1994 and 1993.

                                           Six months ended   Quarter ended
                                               June 30,          June 30,
                                             1994    1993      1994   1993
                                           --------------------------------
Sales                                       100.0%  100.0%    100.0% 100.0%
Cost of sales                                73.2    76.5      73.4   75.9
                                           --------------------------------
Gross margin                                 26.8    23.5      26.6   24.1
                                           --------------------------------

Research and development costs                2.2     2.4       2.2    2.5
Selling, general, and administrative expense 11.7    11.6      12.1   12.2
Other income and expense, net                  .9     1.2        .9    1.2
                                           --------------------------------
                                             14.8    15.2      15.2   15.9
                                           --------------------------------

Income from consolidated companies before
 provision for income taxes                  12.0%    8.3%     11.4%   8.2%
                                           ================================


Sales

     Sales increased 53% and 47% in the second quarter and first half of 1994, respectively, over the comparable periods of 1993 and 10% over the first quarter of 1994. European sales represented 32% and 34% of total sales in the second quarter and first half of 1994, respectively, as compared with 38% and 40% in the corresponding periods of 1993. Other international sales, excluding Canada, represented 16% and 13% of the total sales in the second quarter and first half of 1994 as compared with 11% and 10% in the comparable periods of 1993.

     The Company's significant increase in consolidated sales in the second quarter of 1994 stemmed primarily from an increase in the number of units sold. Total computer unit sales increased 66% in the second quarter of 1994 over the comparable period of 1993. Unit sales growth primarily resulted from increased market penetration led by the Company's aggressively priced Compaq ProLinea (R) and Presario (R) desktop products, the Compaq Contura Aero (TM) subnotebook portable computers introduced in February, and the Prosignia (TM) VS systems products.

     Unit growth did not translate directly into revenue growth because of lower unit prices. The average aggregate revenue per unit decreased in the second quarter of 1994 over the comparable period of 1993, primarily as a result of lower prices of the Company's products aimed at the small business and consumer markets, which are an increased portion of the Company's business, pricing actions undertaken by the Company, and currency fluctuations. Competition continues to have a significant impact on prices of the Company's products, especially those products aimed at the consumer market, and the Company anticipates additional pricing actions as it attempts to maintain its strategy of increasing market share. The Company attempts to mitigate the impact on profitability of any pricing actions through implementation of effective design to cost goals, the aggressive pursuit of reduced component costs, manufacturing efficiencies, and control of operating expenses.


Gross Margin

     Gross margin as a percentage of sales rose to 26.6% and 26.8% in the second quarter and first half of 1994, respectively, compared to 24.1% and 23.5% in the second quarter and first half of 1993, while it declined from 27.1% in the first quarter of 1994. The decline from the first quarter of 1994 primarily resulted from a decrease in the proportion of sales of the Company's higher margin products, which was partially offset by currency fluctuations and reduced component costs. The Company believes that industry restructuring will continue throughout 1994 resulting in a continued aggressive pricing environment and continued pressure on the Company's gross margins. The Company maintains a market share growth strategy and continues to expand its presence in new price sensitive market segments, which could continue to lower the Company's average sales price per unit. This reduction, coupled with related changes in the mix of product sales and currency fluctuations, are likely to result in lower gross margin levels. The Company continues to pursue aggressively the reduction of product costs both at the supplier and manufacturing levels and anticipates that these savings will assist its efforts to maintain competitive pricing.


Operating Expenses

     Research and development costs increased 32% and 35% in absolute dollars in the second quarter and first half of 1994, respectively, as compared with the corresponding periods of 1993 while declining slightly as a percentage of sales. The Company is committed to continuing a significant research and development program and research and development costs are likely to remain relatively steady as a percentage of sales in the remaining quarters of 1994.

     Selling, general, and administrative expense increased in amount while remaining relatively stable as a percentage of sales in the second quarter and first half of 1994 as compared with the same periods of 1993. The increase in the amount of expenses resulted from domestic and international selling expense associated with higher unit volumes as well as expense incurred in connection with the introduction of new products, the entry into new markets (both domestically and internationally), the expansion of distribution channels, and a greater emphasis on advertising, customer service, and technical support. The Company anticipates that selling expenses will remain relatively stable as a percentage of sales while increasing in absolute dollars in the second half of 1994.


Other Items

     Other income and expense in the second quarter of 1994 was an expense of $22 million. In the second quarter of 1994 compared to the corresponding period of 1993, the Company experienced a lower net interest expense in absolute dollars, which resulted from an increase in interest earned on investable cash due to higher cash levels and a decrease in interest expense associated with the Company's foreign exchange hedging program, offset by interest costs incurred in connection with the Company's issuance of $300 million of debt securities in March 1994 and an increase in interest expense in connection with financing resellers' inventories.

     The translation gains and losses relating to the financial statements of the Company's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and were a net loss of $14 million in the second quarter of 1994, compared to a net loss of $5 million in the second quarter of 1993.


Provision for Income Taxes

     The Company estimates the effective tax rate for 1994 will be 26%, an increase from 25% in 1993. The increase is attributable to higher profitability and a decline in the proportion of earnings derived from its Singaporean subsidiaries to total Company earnings. The Company's favorable tax rate is dependent upon its mix of international sales and full utilization of Singaporean manufacturing facilities. A portion of the undistributed earnings of the Company's Singaporean subsidiaries are invested indefinitely in operations outside the United States.


Liquidity and Capital Resources

     At June 30, 1994, the Company had working capital of approximately $2.7 billion compared to $2.0 billion at December 31, 1993.

     The Company's cash, cash equivalents, and short-term investments decreased to $573 million at June 30, 1994, from $627 million at December 31, 1993, primarily because of working capital needs related to the Company's support of higher production volumes, partially offset by the Company's issuance of $300 million in debt securities during the first quarter and cash received in connection with the exercise of employee stock options. Accounts receivable increased to $1.8 billion at June 30, 1994, from $1.4 billion at December 31, 1993, as a result of higher sales levels. Inventory levels increased to $2.2 billion from $1.1 billion during that period. The increase in inventory resulted from delays in manufacturing certain products due to component shortages and delivery schedules for certain new technology, a different sales mix than anticipated, and production planning in support of anticipated second half demand and third quarter product transitions. The Company's inventory levels and the mix of inventory associated with higher sales could adversely affect the Company in the event of a drop in worldwide demand for PC products or a decline in the pace at which the Company increases its market share.

     Cash used in the first half of 1994 for the purchase of property, plant and equipment totaled $149 million, including $95 million in the second quarter. The Company estimates that capital expenditures for land, buildings, and equipment during the remainder of 1994 will be approximately $350 million. The Company has commitments for only a small portion of such amounts and the actual level of spending will depend on a variety of factors, including general economic conditions and the Company's business.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash balances, internally generated funds, and financing arrangements. The Company from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds for the Company's needs instead of repatriating funds in the form of dividends from its foreign subsidiaries. The Company has outstanding debt securities of $300 million. The Company expects to enter into agreements for a $500 million syndicated credit facility in early August 1994.


Factors that May Affect Future Results

     The Company participates in a highly volatile industry that is characterized by rapidly changing customer demand patterns and industry-wide competition resulting in aggressive pricing practices. In anticipation of continued growth and expansion of its market share, the Company is significantly expanding manufacturing and distribution capacity as well as reengineering its internal logistics. The Company's operating results could be adversely affected should the Company be unable to anticipate customer demand accurately, to manage its manufacturing process and inventory levels to respond quickly to changing production needs, or to distribute its products efficiently in a variety of reseller channels.

     The Company's product strategy focuses in part on marketing products with distinctive features and at prices that appeal to a variety of purchasers. Because of the pace of technological advances in the personal computer industry, the Company must introduce new products on a timely basis that offer customers the latest competitive technologies while managing the production and marketing cycles of its existing products. If the Company were unable to manage its product transitions successfully, it could experience an adverse impact on its sales as well as significant product obsolescence. In addition, although the Company designs many of its own components for its products, across the Company's product range certain elements of product strategy are dependent on technological developments by, and manufacturing capacities of, other manufacturers. In managing product transitions associated with developments in microprocessor and other component technology, the Company must develop and implement effective strategies that anticipate component availability and pricing by suppliers as well as forecast customer demand for new technologies. There can be no assurance that the Company will obtain the delivery of the technology needed to introduce new products in a timely manner, will acquire a sufficient supply of components utilizing such technology to deliver high volumes of its products, will manage the lead times required to obtain components to respond to short term shifts in customer demand patterns, or will be able to obtain any competitive advantage in access to new technology. If the Company were unable to develop and launch new products in a timely fashion and in significant unit volumes, this failure could have a material adverse effect on the Company's business.

     In order to maintain or increase its market share, the Company must continue to price its products competitively and from time to time may use various incentive programs to increase sales. Some of these strategies lower the average sales price per unit and may cause declines in gross margin and profitability. Other sales incentives increase operating expenses and may lower profitability. To compensate for the impact of reduced prices and sales incentives on its sales and profitability, the Company must increase unit shipments, aggressively reduce costs, and maintain tight control over operating expenses. If the Company takes pricing actions and does not achieve significant unit shipment increases and cost reductions, however, there could be an adverse impact on sales and profitability. The Company believes its pricing and product strategies are competitive and have created demand for its products. While the Company anticipates that demand will continue to be strong in coming quarters, it expects that the gross margin levels experienced in the first half of 1994 will decline, primarily as a result of anticipated fluctuations in the product mix of its sales and anticipated price reductions.

     During the second quarter of 1994 the Company continued to broaden its product distribution into new geographic locations and new sales channels. Offering its products in an increasing number of geographic locations and through a variety of distribution channels, including distributors, mail order, electronics superstores and other consumer retail outlets, requires the Company to increase its geographic presence and to provide increased levels of sales and support interface with customers. There can be no assurance, however, that this direction will be effective, or that the requisite service and support to ensure the success of the Company's operations in new locations or through new channels can be achieved in a cost effective manner. While the Company anticipates that its geographic expansion will continue and the number of outlets for its products will continue to increase in the remainder of 1994, a reduction in this growth could affect sales and profitability. Geographic expansion, particularly the expansion of manufacturing operations in developing countries, also subjects the Company to a number of political and economic risks, such as currency devaluation and expropriation.

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

     General economic conditions have an impact on the Company's business and financial results. Many of the markets in which the Company sells its products are currently experiencing weak economies and the Company cannot predict when these conditions will improve or if conditions in these and other markets will decline. Although the Company does not consider its business to be highly seasonal, it has experienced seasonally higher sales and earnings in the first and fourth quarters of the year. The continued expansion of its retail business is likely to result in the increased seasonality of the Company's business and its results being more dependent on retail business fluctuations.

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

                      P A R T  II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     In May 1991 a number of class action lawsuits were filed in the United States District Court for the Southern District of Texas, Houston Division. These suits were consolidated into a single class action suit in June 1991. The action was brought on behalf of all persons who purchased Compaq common stock or options from December 4, 1990 through May 14, 1991, and the named defendants included the Company and certain of its current and former officers and directors. The defendants settled the consolidated securities class action in order to eliminate diversion of resources and the expense of litigation. On April 8, 1994, a stipulation of settlement was filed with the court setting forth the terms of the settlement, which was approved by the court on June 30, 1994. Insurance funded a significant portion of the settlement and there was no material financial impact to the Company.

     In May 1991 Michael Ashkenazi and Herbert Kestenbaum brought a shareholders' derivative action against the Company and certain of its current and former officers and directors. The complaint was brought in the District Court of Harris County, Texas, 61st Judicial District. On June 13, 1994, the court entered an order of non-suit terminating this action.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     Information in regard to the election of directors at the annual meeting of stockholders of the Company on April 23, 1994, is set forth in
Item 4 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit No.                   Description

     11             Statement regarding computation of per share earnings

(b)  Reports on Form 8-K

1. Report on Form 8-K dated July 20, 1994, containing the Company's news release dated July 20, 1994, with respect to its interim financial results for the periods ended June 30, 1994, including an unaudited consolidated balance sheet as of June 30, 1994, and an unaudited consolidated statement of income for the periods ended June 30, 1994

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     August 1, 1994                Compaq Computer Corporation



                              /s/    DARYL J. WHITE
                              ----------------------------------------
                              Daryl J. White, Senior Vice President,
                              Finance, and Chief Financial Officer
                              (as authorized officer and as principal
                              financial officer)