Form 10-Q
period 1994-09-30
COMPAQ COMPUTER CORP
filed 1994-10-28
CIK 714154

____________________________________________________________



                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarterly Period Ended September 30, 1994



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

                     Yes  [ x ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of September 30, 1994, was 258.4 million.

  ____________________________________________________________

                      P A R T  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                        COMPAQ COMPUTER CORPORTATION
                         CONSOLIDATED BALANCE SHEET
                               (Unaudited)

                                ASSETS

                                        September 30,    December 31,
                                           1994             1993
                                        ---------------------------
                                               (in millions)
Current Assets:
 Cash & cash equivalents                $       389     $       627
 Short-term investments                           3
 Accounts receivable, net                     2,043           1,377
 Inventories                                  2,301           1,123
 Prepaid expenses and other current
  assets                                        228             164
                                        -----------     -----------
                Total current assets          4,964           3,291
Property, plant, and equipment, less
 accumulated depreciation                       907             779
Other assets                                     60              14
                                        ------------    -----------
                                        $     5,931     $     4,084
                                        ============    ===========

               LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Notes payable                          $       346
 Accounts payable                               832     $       637
 Income taxes payable                            98              69
 Other current liabilities                      820             538
                                        -----------     -----------
        Total current liabilities             2,096           1,244
                                        -----------     -----------
Long-term debt                                  300
                                        -----------
Deferred income taxes                           188             186
                                        -----------     ------------
Stockholders' equity:-
 Preferred stock, $.01 par value:  10 million
  shares authorized; none outstanding
 Common stock and capital in excess of $.01 par
  value: 400 million shares authorized;
  258.4 million shares and 253.0 million
  shares issued and outstanding                 655             586
 Retained earnings                            2,692           2,068
                                        -----------     -----------
        Total stockholders' equity            3,347           2,654
                                        -----------     -----------
                                        $     5,931     $     4,084
                                        ===========     ===========

       See accompanying notes to consolidated financial data

                           COMPAQ COMPUTER CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                            Nine months ended        Quarter ended
                              September 30,           September 30,
                             1994      1993          1994      1993
                            ----------------------------------------
                            (in millions, except per share amounts)

Sales                       $7,615    $4,989        $2,838    $1,746
Cost of sales                5,682     3,813         2,185     1,333
                            ------    ------        ------    ------
                            $1,933    $1,176        $  653    $  413
                            ------    ------        ------    ------

Research & Development costs   165       126            58        47
Selling, general, and
 administrative expense        867       586           310       209
Other income & expense,net      58        51            14        13
                            ------    ------        ------    ------
                             1,090       763           382       269
                            ------    ------        ------    ------

Income before provision
    for income taxes           843       413           271       144
Provision for income taxes     219       102            70        37
                            ------    ------        ------    ------
Net income                  $  624    $  311        $  201    $  107
                            ======    ======        ======    ======

Earnings per common and
  common equivalent share:
        Primary             $ 2.33   $  1.23        $ 0.75    $ 0.42
                            ======    ======        ======    ======
        Assuming full
           dilution         $ 2.33   $  1.22        $ 0.75    $ 0.42
                            ======    ======        ======    ======

Shares used in computing
  earnings per common and
  common equivalent share:
        Primary              267.9     252.1         268.8     254.1
                            ======    ======        ======    ======
        Assuming full
           dilution          268.1     254.1         268.8     255.6
                            ======    ======        ======    ======

          See accompanying notes to consolidated financial data

                        COMPAQ COMPUTER CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                          Nine months
                                                       ended September 30,
                                                         1994       1993
                                                       --------   --------
                                                           (in millions)
Cash flows from operating activities:
 Cash received from customers                          $ 6,970    $ 4,758
 Cash paid to suppliers and employees                   (7,365)    (4,574)
 Interest and dividends received                            17         14
 Interest paid                                             (54)       (45)
 Income taxes paid                                        (187)       (66)
                                                       --------   --------
  Net cash provided by (used in)
   operating activities                                   (619)        87
                                                       --------   --------
Cash flows from investing activities:
 Purchases of property, plant, and equipment, net         (260)      (115)
 Purchases of short-term investments                       (69)
 Maturities of short-term investments                       66
 Other, net                                                (46)        (3)
                                                       --------   --------
  Net cash used in investing activities                   (309)      (118)
                                                       --------   --------
Cash flows from financing activities:
 Proceeds from sale of equity securities                    68         80
 Proceeds from short-term borrowings                       346
 Issuance of long-term debt                                300
                                                       --------   --------
  Net cash provided by financing activities                714         80
                                                       --------   --------
Effect of exchange rate changes on cash                    (24)        13
                                                       --------   --------
  Net increase (decrease) in cash
   and cash equivalents                                   (238)        62
Cash and cash equivalents at beginning of period           627        357
                                                       --------   --------
Cash and cash equivalents at end of period             $   389    $   419
                                                       ========   ========

Reconciliation of net income to net cash
 provided by (used in) operating activities:
 Net income                                            $   624    $   311
  Depreciation and amortization                            125        119
  Provision for bad debts                                   28         21
  Deferred income taxes                                      3
  Currency exchange losses                                  25         14
  Increase in accounts receivable                         (656)      (253)
  Increase in inventories                               (1,177)      (425)
  Decrease (increase) in prepaid expenses and
   other current assets                                    (62)        19
  Increase in accounts payable                             193        114
  Increase in income taxes payable                          29         36
  Increase in other current liabilities                    249        131
                                                       --------   --------
   Net cash provided by (used in) operating activities $  (619)   $    87
                                                       ========   ========


          See accompanying notes to consolidated financial data

                     COMPAQ COMPUTER CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL DATA

Note 1 - Basis of presentation

The accompanying unaudited financial data as of September 30, 1994 and December 31, 1993 and for the three month and nine month periods ended September 30, 1994 and 1993 have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of the Company, the data reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates.

Note 2 - Adoption of Statement of Financial Accounting Standards No.115

In January 1994 the Company adopted Statement of Financial Accounting Standards No. 115 (FAS 115), Accounting for Certain Investments in Debt and Equity Securities. The adoption of FAS 115 was not material to the Company's financial statements.

Note 3 - Inventories

Inventories consisted of the following components:

                                           September 30,    December 31,
                                               1994            1993
                                             -------          -------
                                                   (in millions)

Raw materials                                $ 1,072            $ 535
Work-in-process                                  248               90
Finished goods                                   981              498
                                             -------          -------
                                             $ 2,301          $ 1,123
                                             =======          =======
Note 4 - Notes payable

At September 30, 1994, the Company had $346 million of short-term bank borrowings outstanding under various bank arrangements.

In August 1994 the Company entered into agreements which provide for a syndicated revolving credit facility of $500 million. No amounts had been borrowed under this facility at September 30, 1994.

Note 5 - Long-term debt

In March 1994 the Company issued $300 million in senior notes, including $150 million 6 1/2% notes due March 15, 1999 and $150 million 7 1/4% notes due March 15, 2004. Interest on the notes is payable semi-annually on March 15 and September 15. The notes are not redeemable prior to maturity and are not entitled to any sinking fund.

Note 6 - Other income and expense

Other income and expense consisted of the following components:

                                           Nine months     Three months
                                              ended            ended
                                          September 30,    September 30,
                                           1994    1993     1994   1993
                                          -----   -----    -----   -----
                                                   (in millions)

Interest and dividend income              $(17)   $(14)    $ (4)   $ (6)
Interest expense associated with hedging     8      18        1       5
Other interest expense                      45      28       18       9
Currency exchange losses, net               25      14        2       3
Other, net                                  (3)      5       (3)      2
                                          -----   -----    -----   -----
                                          $ 58    $ 51     $ 14    $ 13
                                          =====   =====    =====   =====

Note 7 - Earnings per share

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

Results of Operations

     The following table presents, as a percentage of sales, certain selected financial data for the three month and nine month periods ended September 30, 1994 and 1993.

                                     Periods ended September 30,
                                    Nine months      Three months
                                    1994    1993     1994   1993
                                   ------------------------------
Sales                              100.0%  100.0%   100.0% 100.0%
Cost of sales                       74.6    76.4     77.0   76.3
                                   ------------------------------
Gross margin                        25.4    23.6     23.0   23.7
                                   ------------------------------

Research and development costs       2.2     2.5      2.0    2.7
Selling, general, and
 administrative expense             11.4    11.8     10.9   12.0
Other income and expense, net         .7     1.0       .6     .7
                                   ------------------------------
                                    14.3    15.3     13.5   15.4
                                   ------------------------------
Income from consolidated companies
 before provision for income taxes  11.1%    8.3%     9.5%   8.3%
                                   ==============================

Sales

     Sales increased 63% and 53% in the third quarter and first nine months of 1994, respectively, over the comparable periods of 1993 and 14% over the second quarter of 1994. Sales of systems products grew 74%; portable products 59%; and desktop products 65% in the third quarter of 1994 compared to the same period of 1993. North American sales represented 50% and 52% of total sales in the third quarter and first nine months of 1994, respectively, as compared with 52% and 51% in the corresponding periods of 1993. European sales represented 33% and 34% of total sales in the third quarter and first nine months of 1994, respectively, as compared with 36% and 39% in the corresponding periods of 1993. Other international sales, excluding Canada, represented 17% and 14% of the total sales in the third quarter and first nine months of 1994 as compared with 12% and 11% in the comparable periods of 1993.

     The Company's significant increase in consolidated sales in the third quarter of 1994 stemmed primarily from an increase in the number of units sold. Total computer unit sales increased 59% in the third quarter of 1994 over the comparable period of 1993.
Unit sales growth primarily resulted from increased market penetration led by the Company's aggressively priced Compaq
ProLinea (R), Deskpro (R), and Presario (R) desktop products, the Compaq Elite TM notebook computers and Compaq Contura Aero TM subnotebook computers, and the Prosignia TM VS systems products.

     Unit growth did not translate directly into revenue growth because of currency fluctuations and product mix. The average aggregate revenue per unit increased in the third quarter of 1994 over the comparable period of 1993, primarily as a result of currency fluctuations and product mix offset to some extent by pricing actions and lower prices of the Company's products aimed at the small business and consumer markets, which are an increased portion of the Company's business. Competition continues to have a significant impact on prices of the Company's products and the Company anticipates additional pricing actions as it attempts to maintain its strategy of increasing market share. The Company attempts to mitigate the impact on profitability of any pricing actions through implementation of effective design to cost goals, the aggressive pursuit of reduced component costs, manufacturing efficiencies, the control of operating expenses, and the design of effective logistics processes that lower costs associated with timely product delivery.

Gross Margin

     Gross margin as a percentage of sales fell to 23.0% in the third quarter of 1994 compared to 23.7% in the third quarter of 1993 and 26.6% in the second quarter of 1994. The decline in gross margin levels in the third quarter of 1994 primarily resulted from pricing actions, promotional activities associated with product transitions, manufacturing related costs associated with product transitions, and a decrease in the proportion of sales of the Company's higher margin products, which were partially offset by currency fluctuations and reduced component costs. The Company maintains a strategy designed to increase its market share and continues to expand its presence in the price sensitive consumer market segment. This strategy, along with the expectation of a continued aggressive pricing environment, will continue to put pressure on the Company's gross margins, and the Company's gross margin level in the third quarter of 1994 reflects the business outlook for the remainder of the year and 1995.

Operating Expenses

     Research and development costs increased 24% and 32% in absolute dollars in the third quarter and first nine months of 1994, respectively, as compared with the corresponding periods of 1993 while declining as a percentage of sales. The Company is committed to continuing significant research and development programs and research and development costs are likely to remain steady as a percentage of sales in the last quarter of 1994 while increasing in absolute dollars.

     Selling, general, and administrative expense increased 49% and 48% in absolute dollars in the third quarter and first nine months of 1994, respectively, as compared with the corresponding period of 1993, while declining as a percentage of sales. The increase in the amount of expense resulted from domestic and international selling expense associated with higher unit volumes as well as expense incurred in connection with the introduction of new products, the entry into new markets (both domestically and internationally), the expansion of distribution channels, and a greater emphasis on advertising, customer service, and technical support. The Company anticipates that selling, general and administrative expenses will remain relatively stable as a percentage of sales while increasing in absolute dollars in the fourth quarter of 1994.

Other Items

     Other income and expense in the third quarter of 1994 was an expense of $14 million. In the third quarter of 1994 compared to the corresponding period of 1993, the Company experienced higher net interest expense in absolute dollars, which resulted from interest costs incurred in connection with the Company's issuance of $300 million of debt securities in March 1994, an increase in interest expense in connection with financing resellers' inventories, an increase in interest expense in connection with borrowings under the Company's lines of credit, a decline in interest earned on investable cash due to lower cash levels, and a decrease in interest expense associated with the Company's foreign exchange hedging program.

     The translation gains and losses relating to the financial statements of the Company's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and were a net loss of $2 million in the third quarter of 1994, compared to a net loss of $3 million in the third quarter of 1993.

Provision for Income Taxes

     The Company estimates the effective tax rate for 1994 will be 26%, an increase from 25% in 1993. The increase is attributable to higher profitability and a decline in the proportion of earnings derived from its Singaporean subsidiaries to total Company earnings. The Company's favorable tax rate is dependent upon its mix of international sales and full utilization of Singaporean manufacturing facilities. A portion of the undistributed earnings of the Company's Singaporean subsidiaries are invested indefinitely in operations outside the United States and, as a result, the Company is not taxed on these earnings, which lowers its effective tax rate.
Liquidity and Capital Resources

     At September 30, 1994, the Company had working capital of approximately $2.9 billion compared to $2.0 billion at December
31, 1993.

     The Company's cash, cash equivalents, and short-term investments decreased to $392 million at September 30, 1994, from $627 million at December 31, 1993, primarily because of increases in inventories and accounts receivable related to the Company's support of higher production and sales volumes, partially offset by the Company's issuance of $300 million in debt securities during the first quarter, borrowings under the Company's lines of credit, and cash received in connection with the exercise of employee stock options. Accounts receivable increased to $2.0 billion at September 30, 1994, from $1.4 billion at December 31, 1993, primarily as a result of higher sales levels. Inventory levels increased to $2.3 billion from $1.1 billion during that period. The increase in inventory resulted from delays in product development which led to increases in component inventories, a different sales mix than anticipated, and production planning in support of anticipated fourth quarter demand and product transitions.

     Cash used in the first nine months of 1994 for the purchase of property, plant and equipment totaled $260 million, including $111 million in the third quarter. The Company estimates that capital expenditures for land, buildings, and equipment during the remainder of 1994 will be approximately $100 million. The Company has commitments for only a small portion of such amounts and the actual level of spending will depend on a variety of factors, including general economic conditions and the Company's business.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash balances, internally generated funds, and financing arrangements. The Company from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds for the Company's needs instead of repatriating funds in the form of dividends from its foreign subsidiaries. The Company has outstanding debt securities of $300 million and short-term bank borrowings of $346 million. In August the Company entered into agreements for a $500 million syndicated credit facility, which remains unused as of the end of the third quarter.

Factors that May Affect Future Results

     The Company participates in a highly volatile industry that is characterized by rapidly changing customer demand patterns and fierce industry-wide competition for market share resulting in aggressive pricing practices. In anticipation of continued growth and expansion of its market share, the Company continues to expand manufacturing and distribution capacity as well as reengineer its internal processes. The Company's operating results could be adversely affected should the Company be unable to anticipate customer requirements accurately, to maintain short design cycles while meeting evolving industry performance standards, to manage its product transitions, inventory levels, and manufacturing processes, or to distribute its products quickly and efficiently in response to customer demand.

     The Company has increased its inventory levels in support of anticipated higher sales. In the event of a drop in worldwide demand for PC products, lower than anticipated demand for one or more of the Company's products in inventory, or a decline in the pace at which the Company increases its market share, there could be an adverse impact on sales and profitability. In order to maintain or increase its market share, the Company must continue to price its products competitively and from time to time may use various incentive programs to increase sales. Some of these strategies lower the average sales price per unit and may cause declines in gross margin and profitability. Other sales incentives increase operating expenses and may lower profitability. To compensate for the impact of reduced prices and sales incentives on its sales, gross margins, and profitability, the Company must increase unit shipments, aggressively reduce costs, and maintain tight control over operating expenses. If the Company takes pricing actions and does not achieve significant unit shipment increases, however, there could be an adverse impact on sales, gross margins, and profitability.

     The Company's product strategy focuses in part on marketing products with distinctive features that comply with evolving industry performance standards, meet customer quality expectations, and are available at prices appealing to a variety of purchasers. Because of the pace of technological advances in the personal computer industry, the Company must introduce new products on a timely basis that offer customers the latest competitive technologies while managing the production and marketing cycles of its existing products. If the Company were unable to manage its product transitions successfully or to meet customer quality expectations, it could experience an adverse impact on sales and manufacturing and materials related costs, including product obsolescence, which would negatively affect profitability.

     Although the Company designs many of its own components for its products, across the Company's product range certain elements of product strategy are dependent on technological developments by, and manufacturing capacities of, other manufacturers. In managing its production levels, product transitions, and developments in microprocessor and other component technology, the Company must develop and implement effective strategies that anticipate component availability and pricing by suppliers as well as forecast customer demand for its products. The Company attempts to select suppliers that can provide sufficient and timely supplies of high quality components. There can be no assurance, however, that the Company will obtain the delivery of the technology needed to introduce new products in a timely manner, will acquire a sufficient supply of component shipments utilizing such technology to deliver high volumes of its products, will manage the lead times required to obtain components to respond to short term shifts in customer demand patterns, or will be able to obtain any competitive advantage in access to new technology. If the Company were unable to develop and launch new products in a timely fashion or unable to produce its products in significant unit volumes, this failure could have a material adverse effect on the Company's business.

     Because of rapid technological changes in the computer industry, extensive patent and copyright coverage, and the rapid establishment of new copyright and patent rights, certain components of the Company's products designed by the Company or purchased from third parties may unknowingly infringe intellectual property rights of others. The Company believes, based in part on industry practices, that if any infringements do exist, the Company will be able to modify its products to avoid infringement, obtain components that do not infringe, or obtain licenses or rights to such intellectual property rights on terms not having a material adverse effect on the Company. There can be no assurance, however, that the Company will be able to ensure that component supplies and the cost of components are not adversely affected by legal proceedings in which an adverse determination is made with respect to intellectual property rights. In order to minimize the impact to the Company of claims of infringement, the Company is pursuing an active patent portfolio development plan.

     During 1994 the Company continued to broaden its product distribution. Offering its products in an increasing number of geographic locations and through a variety of distribution channels, including distributors, mail order, electronics superstores and other consumer retail outlets, requires the Company to increase its geographic presence and to provide increased levels of sales and support interface with customers. There can be no assurance, however, that this direction will be effective, or that the requisite service and support to ensure the success of the Company's operations in new locations or through new channels can be achieved in a cost effective manner. While the Company anticipates that its geographic expansion will continue and the number of outlets for its products will continue to increase during the remainder of 1994 and in 1995, a reduction in this growth could affect sales and profitability. Geographic expansion, particularly the expansion of manufacturing operations in developing countries, such as Brazil and China, also subjects the Company to a number of political and economic risks, such as currency devaluation and expropriation.

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

     The value of the U.S. dollar continues to affect the Company's financial results. The functional currency for the Company's international subsidiaries is the U.S. dollar. When the U.S. dollar strengthens against other currencies, sales made in those currencies translate into fewer sales in U.S. dollars; and when the U.S. dollar weakens, sales made in local currencies translate into higher sales in U.S. dollars. Correspondingly, costs and expenses incurred in non-U.S. dollar currencies increase when the U.S. dollar weakens and decline when the U.S. dollar strengthens. Accordingly, changes in exchange rates may positively or negatively affect the Company's consolidated sales (as expressed in U.S. dollars), gross margins, and operating expenses, and the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates. From time to time the Company engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Through these programs the Company hedges a portion of anticipated sales of its international marketing subsidiaries using purchased foreign currency option contracts, hedges its Japanese-yen denominated purchase commitments through the use of forward exchange contracts and option contracts, and hedges its non-U.S. dollar net monetary assets through the use of forward and option contracts. Although these programs may reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells its products or a weakening exchange rate against currencies in which the Company incurs costs, particularly the Japanese yen, the Company's sales or its costs are adversely affected.

     General economic conditions have an impact on the Company's business and financial results. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect sales of the Company's products. Although the Company does not consider its business to be highly seasonal, it has experienced seasonally higher sales and earnings in the first and fourth quarters of the year. The continued expansion of its retail business is likely to result in the increased seasonality of the Company's business, particularly in the second half of the year, and its financial results being more dependent on retail business fluctuations.

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

                   PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit No.                   Description

     10.14 $200,000,000 Revolving Credit Agreement dated as of August 1, 1994, among Compaq Computer Corporation, the banks signatory thereto and Bank of America National Trust and Savings Association, as Administrative Agent, and NationsBank of Texas, National Association as Co-agent

     10.15 $300,000,000 Revolving Credit Agreement dated as of August 1, 1994, among Compaq Computer Corporation, the banks signatory thereto and Bank of America National Trust and Savings Association, as Administrative Agent, and NationsBank of Texas, National Association as Co-agent

     11        Statement regarding computation of per share earnings

     27        Financial Data Schedule

(b)  Reports on Form 8-K

      1. Report on Form 8-K dated October 19, 1994, containing the Company's news release dated October 19, 1994, with respect to its interim financial results for the periods ended September 30, 1994, including an unaudited consolidated balance sheet as of September 30, 1994, and an unaudited consolidated statement of income for the periods ended September 30, 1994

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


October 27, 1994                   Compaq Computer Corporation



                              /s/ DARYL J. WHITE
                              -----------------------------------
                              Daryl J. White, Senior Vice President,
                              Finance, and Chief Financial Officer
                              (as authorized officer and as principal
                              financial officer)