Form 10-K
period 1994-12-31
COMPAQ COMPUTER CORP
filed 1995-02-22
CIK 714154

______________________________________________________________________

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 1994

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 1995 (based on the last sale price on the New York Stock Exchange as of such date) was $9.3 billion.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of January 31, 1995 was 261,306,079.

                 DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held April 26, 1995.
______________________________________________________________________

PAGE 1
                                PART I

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

     In 1994 Compaq became the largest supplier of personal computers in the world. During that year it attained approximately 10% of the worldwide market by focusing its business activities on expanding sales to new customers while augmenting sales to its existing customer base. Business customers account for the largest portion of the Company's sales. Business customers are attracted to the Company's products for a variety of reasons, including the Company's reputation for reliability, price, product performance, and technological excellence, the availability of a wide variety of application software, ease of use, and connectivity solutions.

     In the future the Company plans to capitalize on its leadership position in integrating hardware and software to furnish the building blocks of personal and corporate computing while participating in software and communications markets either directly or through business alliances. Through this strategy, the Company expects to become a leading provider of enterprise-wide solutions for business as well as information appliances for the home by offering the products and services that customers need to easily access and manage information. The Company believes its key to success is leveraging the Company's engineering talent, purchasing power, manufacturing capabilities, distribution strengths, and brand name to bring to market high-quality cost-competitive products with different features in different price ranges.

Compaq Products

     The Company offers a wide range of personal computing products, including desktop personal computers, portable computers, and tower PC systems that store and manage data in network environments. The Company's products are available with a broad variety of functions and features designed to accommodate a wide range of user needs. Each of the Company's PC CPU products is backed by a three-year worldwide warranty, which is among the most comprehensive in the industry.

     In 1994 sales of desktop personal computers and related options accounted for 58% of the Company's sales. The Deskpro product line is the Company's vehicle for delivering high-performance and advanced features to the business user. In April the Company announced the network-ready Deskpro/XL desktops, which included PCI and EISA bus designs, QVision PCI graphics, improved business audio, and other enhancements. The ProLinea value line products, the Company's leading unit sellers in 1994, include the five models announced in April that feature graphics performance improvements and selectable power conservation choices. In September the Company introduced the next generation of its Presario family of personal computers for the home and small business market, which includes new stereo and television features that can be accessed through the Company's animated graphics MediaPilot program.

     Sales of portable personal computers and related options accounted for 25% of the Company's sales in 1994. The Company's most popular portable product line in 1994 was the Compaq Contura family, which includes the Contura Aero ultraportable computer, weighing less than four pounds, and the Compaq Contura 400 with tilted keyboard and wrist rest. In June the Company began shipping the LTE Elite family of high performance notebook PCs that include a built-in AC adapter in a full function notebook computer.

     Sales of PC system products and related options accounted for 17% of the Company's sales in 1994. In June the Company introduced the Rack-Mountable ProLiant family of tower computers, a line of advanced server products vertically packaged in easily serviceable modular rack cabinets. The Company's leading unit seller in 1994 in its PC systems products was the Compaq Prosignia line. In November the Company announced the

Prosignia 500 server, featuring Intel Pentium microprocessors and Compaq TriFlex/PCI architecture. The Company's server products feature Compaq Insight Manager, a server management software delivering intelligent monitoring and alerting, remote maintenance and visual control of networked Compaq servers, and Compaq SmartStart, a CD-ROM based utility that simplifies server configuration and software installation.

     The Company offers a number of options products for its desktop, portable, and systems products, including add-on video display monitors, memory upgrades, storage and backup devices, docking stations, and communications products. In January 1995 the Company announced five new monitors, each with energy conservation features and low emissions (MPR-II) compliant as well as a Sony Trinitron display tube, for graphics-intensive uses.

Product Development

     The Company is actively engaged in the design and development of additional products and enhancements to its existing products. During 1994, 1993, and 1992, the Company expended $226 million, $169 million, and $173 million, respectively, on research and development. Since personal computer technology develops rapidly, the Company's continued success is dependent on the timely introduction of new products with the right price and features. Its engineering effort focuses on new and emerging technologies as well as design features that will increase manufacturing efficiency and lower production costs. In 1994 the Company focused on technological developments for PC products related to color and monochrome active matrix flat panels, power conservation, communication devices, full-motion video and stereo sound, full-duplex speaker telephone, television tuner, user-friendly software, component densification, speech recognition technology, and server management software. Many of the Company's products utilize technology developed in alliances with third parties. Technological and development alliances have become increasingly important in the information management sector and the Company believes that its size and technological skills give it an advantage in forming such relationships. In 1994, for example, the Company announced strategic alliances and projects with a number of companies, including Texas Instruments, Oracle, Novell, Microsoft, PictureTel, AMD, KidSoft, and Books-That-Work.

Manufacturing and Materials

     The Company's manufacturing operations consist of manufacturing finished products and various circuit boards from components and subassemblies that the Company acquires from a wide range of vendors. The Company has manufacturing operations located in Houston, Texas; Erskine, Scotland; Singapore; Jaguariuna, Brazil; and Shenzhen, China. The Brazilian and Chinese facilities were established in 1994. Products sold in Europe are manufactured primarily in the Company's facilities in Erskine, Scotland, and Singapore. Products sold in the U.S. are primarily manufactured in the Company's facilities in Houston, Texas, and Singapore. Products sold in Asia are primarily manufactured in Singapore while products sold in Latin America are primarily manufactured in Houston.

     The Company believes that there is a sufficient number of competent vendors for most components, parts, and subassemblies. A significant number of components, however, are purchased from single sources due to technology, availability, price, quality, or other considerations. Key components and processes currently obtained from single sources include certain of the Company's displays, microprocessors, application specific integrated circuits and other custom chips, and certain processes relating to construction of the plastic housing for the Company's computers. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for additional suppliers. In the event that a supply of a key single-sourced material, process, or component were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. The Company attempts to mitigate these risks by working closely with key suppliers on product plans, strategic inventories, and coordinated product introductions.

     Like other participants in the personal computer industry, Compaq ordinarily acquires materials and components through purchase orders typically covering the Company's requirements for periods averaging 90 to 120 days. From time to time the Company has experienced significant price increases and limited availability of certain components that are available from multiple sources, such as dynamic random-access memory devices. At times the Company has been constrained by parts availability in meeting product orders. Any similar occurrences in the future could have an adverse effect on the Company's operating results.

Marketing and Distribution

     The Company distributes its products principally through third-party computer resellers. The Company's products are sold to large and medium-sized business and government customers primarily through dealers, value-added resellers, and systems integrators and to small business and home customers principally through dealers and consumer channels. In response to changing industry practices and customer preferences, the Company is continuing its expansion of distribution establishments, especially mass merchandise stores, consumer electronics outlets, and computer superstores. The Company also sells directly to small business and home customers through the Company's DirectPlus mail order business that features a variety of personal computers, printers, and software products.

     In 1994 North American sales constituted 50% of the Company's total revenues and European sales constituted 35%. The Company's North America Division markets its products in the United States and Canada, while the Company's Europe, Middle East, and Africa Division, based in Munich, Germany, focuses on opportunities in Europe as well as in parts of Africa and the Middle East. The Company has Asia/Pacific, Japan, and Latin America Divisions to focus on opportunities in these high growth areas. The Company's products are now sold by dealers in more than 100 countries. For further geographic information for 1994, 1993, and 1992, see the Management's Discussion and Analysis of Financial Results and Note 10 of Notes to Consolidated Financial Statements.

Service and Support

     The Company provides support and warranty repair to its customers through full-service computer dealers and independent third-party service companies. Compaq offers its customers CompaqCare, which includes a number of customer service and support programs, most notably a three-year warranty on PC products (excluding monitors and batteries) and in the U.S. round-the-clock lifetime telephone technical support for Compaq hardware products at no additional charge to the customer.

Patents, Trademarks, and Licenses

     The Company held 283 patents (including 37 design patents) and had 373 patent applications (including 60 design patent applications) pending with the United States Patent and Trademark Office at the close of 1994. In addition, the Company has registered certain trademarks in the United States and in a number of foreign countries. While the Company believes that patent and trademark protection plays an important part in its business, the Company relies primarily upon the technological expertise, innovative talent, and marketing abilities of its employees.

     The Company has from time to time entered into cross-licensing agreements with other companies holding patents to technology used in the Company's products as well as companies using patents to technology held by the Company. The Company holds a license from IBM for all patents issuing on applications filed prior to July 1, 1993, and has entered into a patent cross-license agreement with Texas Instruments, Inc., for all patents issuing on applications filed prior to December 31, 2005. In December 1994 the Company and Gateway 2000 entered into a patent cross-license agreement that resulted in payments to the Company. The Company is in preliminary patent license discussions with AT&T.

Seasonality

     Although the Company does not consider its business to be highly seasonal, the Company in general experiences seasonally higher sales and earnings in the fourth quarter of the year. The Company experienced an increase in the seasonality of its sales in the second half of 1994 as it expanded the consumer retail portion of its business and anticipates that this trend will continue.

Working Capital

     Information regarding the Company's working capital position and practices is set forth on page 10 of this Form 10-K under the caption "Liquidity and Capital Resources."

Customers

     No customer of the Company accounted for 10% or more of sales for 1994. Intelligent Electronics, Inc. and MicroAge accounted for 8% and 5% of 1994 sales, respectively.

Backlog

     The Company's resellers typically purchase products on an as-needed basis and resellers frequently change delivery schedules and order rates depending on market conditions. Unfilled orders can be, and often are, canceled at will and without penalties. In the Company's experience, however, the actual amount of unfilled orders at any particular time is not a meaningful indication of its future business prospects since orders rapidly become balanced as soon as supply begins meeting demand. In 1994 the Company was unable to produce certain products on a timely basis due to supply constraints on certain components resulting from an unanticipated mix of demand for the Company's products. Should the Company be unable to meet demand for its products on a timely basis, customer satisfaction and sales could be adversely affected.

Competition

     The computer industry is intensely competitive with many U.S., Japanese, and other international companies vying for market share.
The market continues to be characterized by rapid technological advances in both hardware and software developments that have substantially increased the capabilities and applications of information management products and have resulted in the frequent introduction of new products. The principal elements of competition are price, product performance, product quality and reliability, service and support, marketing and distribution capability, and corporate reputation. While the Company believes that its products compete favorably based on each of these elements, the Company could be adversely affected if its competitors introduce innovative or technologically superior products or offer their products at significantly lower prices than the Company. No assurance can be given that the Company will have the financial resources, marketing and service capability, or technological knowledge to continue to compete successfully. The Company's results could also be adversely affected should it be unable to implement effectively its technological and marketing alliances with other companies, such as Microsoft, Intel, Sharp, Novell, Texas Instruments, AMD, and VLSI, among others, and to manage the competitive risks associated with these relationships.

Environmental Laws and Regulations

     The Company uses no chlorofluorocarbons (CFCs) in its worldwide manufacturing operations and undertakes ongoing environmental programs, including energy efficiency, recycling, design for environment, waste reduction, and environmental auditing. Compliance with laws enacted for protection of the environment to date has had no material effect upon the Company's capital expenditures, earnings, or competitive position. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the purpose of environmental laws and regulations, there can be no assurance that such laws or future laws will not have a material adverse effect on the Company.

Employees

     At December 31, 1994, the Company had 14,372 full-time regular employees and 6,765 temporary and contract workers.

Item 2.  Properties

     The Company's principal administrative facilities and a manufacturing facility are located in Houston, Texas. These facilities include 860,000 square feet of manufacturing space on the Company's 1,000-acre Compaq

Center in Houston and an additional 680,000 square feet of manufacturing space under lease. The Company owns 13 administrative buildings with a total of 2,600,000 square feet of space at Compaq Center. The Company leases sales offices in 12 cities in the United States.

     The Company also owns or leases certain facilities abroad. The Company owns a 43-acre tract in Erskine, Scotland, where it has 540,000 square feet of manufacturing space. In Singapore the Company owns 360,000 square feet of manufacturing space, leases 150,000 square feet, and has an additional 360,000 square feet under construction.
In Brazil the Company owns a 150,000 square foot manufacturing facility and in China the Company leases a 90,000 square foot manufacturing facility. The Company leases sales and administrative offices in 37 European and African locations, six locations in Latin America, 17 locations in the Asia Pacific region, and five locations in Canada. The Company's 372,000 square foot European distribution center is located in Gorinchem, The Netherlands. The Company also leases warehouse space in a number of locations.

Item 3.  Legal Proceedings

     The Company has been named as a defendant in a number of repetitive stress injury lawsuits, primarily in New York state courts or federal district courts for the New York City area. In each of these lawsuits the plaintiff alleges that he or she suffers from symptoms generally known as repetitive stress injury, which allegedly were caused by the design of the keyboard supplied with the computer the plaintiff used. The suits naming the Company are similar to those filed against other major suppliers of personal computers. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. The Company is unable to determine at this time the outcome of these suits or the likelihood of the Company being named in additional suits by plaintiffs alleging similar injuries. The Company has denied these claims and intends to defend vigorously the suits. The Company believes that the claims will not have a material adverse effect on the Company's financial results of operations or its financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

                               PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

Market for Common Stock

     The Company's Common Stock is listed on the New York Stock
Exchange and trades under the symbol CPQ. The following table presents the high and low sale prices for the Company's Common Stock for each quarter of 1994 and 1993 (adjusted to reflect a three-for-one stock split effective May 31, 1994), as reported by Dow Jones
Historical Stock Quote Reporter Service.

                      1994                   1993
                 High       Low         High       Low
                ------    ------       ------    ------
1st quarter     $34.96    $24.17       $19.50    $13.92
2nd quarter      39.88     30.75        20.58     15.38
3rd quarter      39.38     29.50        19.88     14.38
4th quarter      42.12     30.75        25.25     19.00


Holders of Record

     At January 31, 1995, there were 7,758 holders of record of the Company's common stock.

Dividends

     The Company has never paid cash dividends on its common stock. It is the present policy of the Board of Directors to retain all earnings for use in the Company's business.

Registration Statements on Form S-8

     For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-44115, 33-31819, 33-23504, 33-7499, 2-89925, 33-
10106, 33-38044, and 33-16987.

     That, insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons of the Registrant pursuant to any provision or arrangement whereby the Registrant may indemnify a director, officer, or controlling person of the Registrant against liabilities arising under the Securities Act, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer, or controlling person of the Registrant in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Item 6.  Selected Consolidated Financial Data

     The following data have been derived from consolidated financial statements that have been audited by Price Waterhouse LLP, independent accountants. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Year ended December 31,
In millions,
 except per share amounts        1994     1993     1992     1991     1990
- --------------------------------------------------------------------------
Consolidated Statement of Income Data:

Sales                          $10,866   $7,191   $4,100   $3,271   $3,599
Cost of sales                    8,139    5,493    2,905    2,053    2,058
                               -------------------------------------------
                                 2,727    1,698    1,195    1,218    1,541
                               -------------------------------------------

Research and development costs     226      169      173      197      186
Selling, general, and
 administrative expense          1,235      837      699      722      706
Unrealized gain on investment
 in affiliated company                                                 (34)
Other income and expenses, net      94       76       28      145       42
                               -------------------------------------------
                                 1,555    1,082      900    1,064      900
                               -------------------------------------------
Income from consolidated
 companies before provision
 for income taxes                1,172      616      295      154      641
Provision for income taxes         305      154       97       43      216
                               -------------------------------------------
Income from consolidated
 companies                         867      462      198      111      425
Equity in net income of
 affiliated company                                   15       20       30
                               -------------------------------------------
Net income                     $   867   $  462   $  213   $  131   $  455
                               ===========================================
Earnings per common and
 common equivalent share:
  Primary                         3.23     1.82      .86      .50     1.71
  Assuming full dilution          3.21     1.78      .84      .50     1.71


December 31,
In millions                      1994     1993     1992     1991     1990
- --------------------------------------------------------------------------
Consolidated Balance Sheet Data:

Total assets                   $ 6,166   $4,084   $3,142   $2,826   $2,718
Long-term debt                     300                         73       74
Stockholders' equity             3,674    2,654    2,006    1,931    1,859

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements.

Results of Operations

     The following table presents, as a percentage of sales, certain selected consolidated financial data for each of the three years in the period ended December 31, 1994.

Year ended December 31,                       1994      1993      1992
- -----------------------------------------------------------------------
Sales                                        100.0%    100.0%    100.0%
Cost of sales                                 74.9      76.4      70.9
                                             -------------------------
Gross margin                                  25.1      23.6      29.1
                                             -------------------------

Research and development costs                 2.1       2.3       4.2
Selling, general, and
 administrative expense                       11.4      11.6      17.0
Other income and expense, net                   .8       1.1        .7
                                             -------------------------
                                              14.3      15.0      21.9
                                             -------------------------
Income from consolidated companies before
 provision for income taxes                   10.8%      8.6%      7.2%
                                             =========================

Sales

     Sales for 1994 increased approximately $3.6 billion or 51% over the prior year as compared with an increase of $3.1 billion or 75% in 1993 from 1992. In 1994 the geographic mix of sales shifted as sales in Latin America, the Asia Pacific region, and Japan increased at a faster pace than in Europe and North America. North American sales, which include Canada, increased 49% during 1994, compared with an increase of 100% in 1993 from 1992. International sales, excluding Canada, represented 50% of total sales in 1994 as compared with 49% in 1993 and 55% in 1992. European sales increased 41% during 1994 compared to an increase of 44% in 1993 from 1992. Other international sales, excluding Canada, increased 95% during 1994, compared with an increase of 111% in 1993 from 1992. The Company believes that the higher rates of growth in Asia and Latin America in 1994 were related to the rapid expansion of the personal computer market in these areas as well as the Company's successful efforts to increase its market share.

     The personal computer industry is highly competitive and marked by frequent product introductions, continual improvement in product price/performance characteristics, and a large number of competitors. Approximately 50% of the Company's CPU sales in 1994 were derived from products introduced in 1994. These new products have been designed to allow the Company to achieve low product costs while maintaining the quality and reliability for which the Company's products have been known, thereby increasing the Company's ability to compete on price and value.

     The significant increase in sales in 1994 stemmed primarily from an increase in the number of units sold. In 1994 the Company's worldwide unit sales increased 54% while they increased 98% in 1993.
The 1994 increase included a 64% expansion in unit sales of the Company's desktop CPU products, a 28% increase for the Company's portable CPU products, and a 55% increase for the Company's systems products. Unit sales growth primarily resulted from the Company's aggressively priced Compaq ProLinea line and Compaq Presario line in its desktop products, the Compaq Prosignia line in its tower systems products, and the Compaq Contura notebook and subnotebook lines in its portable products. The Company believes that its 1994 sales increased at significantly higher rates than the personal computer industry as a whole. According to third-party estimates worldwide unit sales of personal computers increased approximately 23% in 1994 in contrast to a 20% increase in 1993. Third-party estimates also indicate that industry revenue increased by approximately 22% worldwide in 1994, compared to a 16% increase in 1993.

     The Company's average sales price per unit decreased slightly in 1994 from 1993, primarily as a result of the lower prices of the Company's products aimed at the small business and consumer markets as well as pricing actions undertaken by the Company on existing products. The relative stability in the Company's average sales price per unit in 1994 resulted from a more stabilized pricing environment, a higher sales mix of units using 486 microprocessors, and currency fluctuations. Price competition continues to have a significant impact on prices of the Company's products, especially those aimed at the consumer market, and additional pricing actions may occur as the Company attempts to maintain its competitive mix of price and performance characteristics. The Company attempts to mitigate the effect of any pricing actions through implementation of effective design-to-cost goals, the aggressive pursuit of reduced component costs, manufacturing efficiencies, and control of operating expenses.

Gross Margin

     Gross margin as a percentage of sales was 25.1% in 1994, up from 23.6% in 1993 and down from 29.1% in 1992. The increase from 1993 primarily resulted from a rising proportion of sales of the Company's higher margin products, particularly the mix of systems and options in the first and fourth quarters of the year, and currency fluctuations, partially offset by pricing actions as well as promotional activities and manufacturing related costs associated with product transitions. Gross margins fell from 27.1% in the first quarter of 1994 to 23.0% in the third quarter and then rose to 24.4% in the fourth quarter as a result of variations in product mix, pricing and promotional actions, manufacturing related costs associated with product transitions, and currency fluctuations. The Company anticipates continued fluctuations in its gross margin levels and an overall decline in gross margin levels in 1995 when compared to 1994. The Company maintains a strategy designed to increase its market share and continues to expand its presence in the price sensitive consumer market segment. This strategy, along with the expectation of a continued aggressive pricing environment and scheduled product transitions, will continue to put pressure on the Company's gross margins.

Operating Expenses

     Research and development costs increased 34% in absolute dollars (to $226 million from $169 million) while declining slightly as a percentage of sales in 1994 as compared to 1993. Because the personal computer industry is characterized by rapid product cycles and price cuts on older products, the Company believes that its long-term success is directly related to its ability to bring new products to market on a timely basis and to reduce the costs of new and existing products. Accordingly, it is committed to continuing a significant research and development program and research and development costs are likely to increase in absolute dollars in 1995.

     Selling, general, and administrative expense increased 48% in amount in 1994 while declining slightly as a percentage of sales. The decrease as a percentage of sales reflects the Company's ongoing efforts to manage operating expense growth relative to sales and gross margin levels. The increase in the amount of expense resulted from domestic and international selling expense associated with higher unit volumes as well as expense incurred in connection with the introduction of new products, the entry into new markets (both domestically and internationally), the expansion of distribution channels, and a greater emphasis on advertising, customer service, and technical support. The Company anticipates that in 1995 selling, general, and administrative expense will increase in absolute dollars as it expands into new markets, supports significant new product introductions, and increases its investment in the area of service and support, especially in support of its systems business. The Company strives to manage total operating expenses in line with revenue growth and gross margin levels.

Other Items

     Interest expense, net of interest and dividend income from investment of excess funds, was $49 million, $43 million, and $12 million in 1994, 1993, and 1992, respectively. Net interest expense was higher in 1994 when compared to 1993 primarily due to interest costs associated with the Company's issuance of $300 million in debt securities in March 1994, an increase in interest expense in connection with borrowings under the Company's lines of credit, and an increase in interest expense in connection with financing resellers' inventories, partially offset by lower interest expense associated with foreign exchange hedging program. Net interest expense was higher for 1993 than 1992 for similar reasons.

     The translation gains and losses relating to the financial statements of the Company's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and resulted in net losses of $46 million, $15 million, and $11 million in 1994, 1993, and 1992, respectively. Currency losses in 1994 were particularly high when compared to 1993 due to losses in connection with a December devaluation of the Mexican peso and increases in the overall size of non-U.S. dollar assets.

     In 1993 the Company recorded charges associated with its plans to withdraw from the printer business, including costs related to certain contractual liabilities and the write-downs of the carrying value of certain assets. The charge, net of the reversal of previously recorded restructuring reserves, totaled $10 million. In 1992 the Company recorded a restructuring charge of $73 million associated principally with reducing the number of employees and consolidating and streamlining operations. In addition, in 1992 the Company had a charge related to the disposition or write-downs of the carrying value of certain fixed assets.

     In the third quarter of 1992 the Company sold its equity interest in Conner Peripherals, Inc. ("Conner") realizing a gain of $86 million. The Company's ownership in Conner created an after-tax contribution to the Company's net income of $10 million in 1992.

     The Company's effective tax rate was 26% in 1994, 25% in 1993, and 33% in 1992. The increase from 1993 to 1994 is attributable to a decline in the ratio of earnings derived from the Company's Singaporean manufacturing subsidiary to total earnings. The Company anticipates that the proportion of its Singaporean earnings will continue to decline in 1995 and, as a result, estimates that its tax rate in 1995 will increase to approximately 28%. The Company's tax rate is heavily dependent upon the mix of earnings of its Singaporean manufacturing subsidiary due to this subsidiary's earnings not being subject to taxes in Singapore until September 1997 (with potential extension to September 2004 if certain cumulative investment levels and other conditions are met) and the Company's decision to invest a portion of the undistributed earnings of this subsidiary, up to $1 billion, indefinitely in operations outside the United States. These earnings would become subject to U.S. tax if they were actually or deemed to be remitted to the Company as dividends or if the Company should sell its stock in this subsidiary. As a result, the Company does not provide tax on these earnings, which lowers its effective tax rate. The Company invested $376 million in this program during 1993 and 1994, and anticipates that the investment will reach $1 billion during 1996. Should the Company choose not to invest more than $1 billion in this program, the Company's effective tax rate will increase at that time.

Liquidity and Capital Resources

     During 1994 the Company's working capital increased to $3.1 billion compared to $2.0 billion at December 31, 1993.

     The Company's cash, cash equivalents, and short-term investments decreased to $471 million at December 31, 1994, from $627 million at December 31, 1993, primarily because of increases in inventories and accounts receivable related to the Company's support of higher production and sales volumes, partially offset by the Company's issuance of $300 million in debt securities during the first quarter, and cash received in connection with the exercise of employee stock options. Accounts receivable increased to $2.3 billion at December 31, 1994, from $1.4 billion at December 31, 1993, primarily as a result of higher sales levels. Inventory levels increased to $2.0 billion from $1.1 billion during that period. The increase in inventory resulted from production planning associated with higher sales levels, opening manufacturing operations in Brazil and China, and a different sales mix than anticipated.

     Cash used in 1994 for the purchase of property, plant, and equipment totaled $357 million. The Company estimates that capital expenditures for land, buildings, and equipment during 1995 will be $400 million. The Company has commitments for only a small portion of such amounts and the actual level of spending will depend on a variety of factors, including general economic conditions and the Company's business. The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash balances, internally generated funds, and financing arrangements. The Company from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds for the Company's needs instead of repatriating funds in the form of dividends from its foreign subsidiaries. In August the Company entered into agreements for a $500 million syndicated credit facility, of which $200 million expires in July 1995 and $300 million expires in July 1997, which facility remains unused as of the end of 1994. The Company expects to renew the $200 million expiring in 1995. In December the Company established a commercial paper program which is supported by the $300 million portion of the syndicated credit facility. This program, which provides the Company with additional sources of working capital, remains unused as of the end of 1994. Various uncommitted bank lines of credit established in 1994 were used in the second half of 1994, with usage levels ranging from a high of $346 million at the end of the third quarter to $17 million at year end. Although the Company believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements, the Company continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon Company needs and market conditions.

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

     In 1994 the Company made significant investments in inventory levels in support of higher sales. The Company expects the PC market to continue to expand significantly in 1995 and is putting in place programs and products focused on expanding its market share. In 1995 the Company anticipates that its inventory levels will stabilize as it focuses on improving inventory turns; however, in the event of a drop in worldwide demand for PC products or lower than anticipated demand for one or more of the Company's products, there could be an adverse impact on sales and profitability related to its inventory levels. In the first quarter of 1995 the Company confronts the challenges of significant product transitions and it has adopted a conservative inventory stance for that period, which would limit the Company's ability to meet higher than expected demand. During this period the Company will continue the investments necessary to expand its business, including information system improvements, the expansion of its service and support infrastructure, and research and development programs. Accordingly, Compaq expects continued solid growth in sales but relatively flat earnings in the first quarter of 1995 compared to 1994, particularly in view of the unusually high margins that the Company experienced in the first quarter of 1994.

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

     The Company's product strategy focuses in part on marketing products with distinctive features that comply with evolving industry performance standards, meet customer quality expectations, and are available at prices appealing to a variety of purchasers. Because of the pace of technological advances in the personal computer industry, the Company must introduce on a timely basis new products that offer customers the latest competitive technologies while managing the production and marketing cycles of its existing products. In 1994 the Company experienced difficulty in certain of its product transitions, particularly in its portables products. If the Company is unable to manage its product transitions successfully or to meet customer quality expectations, it could experience an adverse impact on sales and manufacturing and materials related costs, including product obsolescence, which would negatively affect profitability.

     Although the Company designs many of its own components for its products, across the Company's product range certain elements of product strategy are dependent on technological developments by, and manufacturing capacities of, third parties. In managing its production levels, product transitions, and developments in microprocessor and other component technology, the Company must develop and implement effective strategies that anticipate component availability and pricing by suppliers as well as forecast customer demand for its products. The Company attempts to select suppliers that can provide sufficient and timely supplies of high quality components. There can be no assurance, however, that the Company will obtain the delivery of the technology needed to introduce new products in a timely manner, will acquire a sufficient supply of components utilizing such technology to deliver its products in volume, will manage the lead times required to obtain components to respond to rapid shifts in customer demand, or will be able to obtain any competitive advantage in access to new technology. If the Company were unable to develop and launch new products in a timely fashion or unable to produce its products in significant unit volumes, this failure could have a material adverse effect on the Company's business.

     Because of rapid technological changes in the computer industry, extensive patent and copyright coverage, and the rapid establishment of new copyright and patent rights, certain components of the Company's products designed by the Company or purchased from third parties may unknowingly infringe intellectual property rights of others. The Company believes, based in part on industry practices, that if any infringements do exist, the Company will be able to modify its products to avoid infringement, obtain components that do not infringe, or obtain licenses or rights to such intellectual property rights on terms not having a material adverse effect on the Company. There can be no assurance, however, that the Company will be able to ensure that component supplies and the cost of components are not adversely affected by legal proceedings in which an adverse determination is made with respect to intellectual property rights.
In order to minimize the impact to the Company of claims of infringement, the Company pursues an active patent portfolio development plan.

     During 1994 the Company continued to broaden its product distribution. Offering its products in an increasing number of geographic locations and through a variety of distribution channels, including dealers, distributors, mail order, mass merchandise stores, consumer electronic outlets, and computer superstores, requires the Company to increase its geographic presence and to provide increased levels of sales and support interface with customers. There can be no assurance, however, that this direction will be effective, or that the requisite service and support to ensure the success of the Company's operations in new locations or through new channels can be achieved in a cost effective manner. While the Company anticipates that its geographic expansion will continue and the number of outlets for its products will continue to increase in 1995, a reduction in the pace of this growth could affect sales and profitability. Geographic expansion, particularly the expansion of manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas such as Latin America and Eastern Europe also subjects the Company to a number of political and economic risks, such as currency devaluation and expropriation.

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

     During 1995 the Company will focus on making its business processes more efficient in order to increase customer satisfaction, increase productivity, and lower costs. In connection with these efforts the Company will move many of its systems from a legacy environment of proprietary systems to client-server architectures. Should the Company's transition to these new systems not occur in a smooth and orderly manner, the Company could experience disruptions in the operations of its business, which could have an adverse financial impact.

     The value of the U.S. dollar continues to affect the Company's financial results. The functional currency for the Company's international subsidiaries is the U.S. dollar. When the U.S. dollar strengthens against other currencies, sales made in those currencies translate into lower sales in U.S. dollars; and when the U.S. dollar weakens, sales made in local currencies translate into higher sales in U.S. dollars. Correspondingly, costs and expenses incurred in non-U.S. dollar currencies increase when the U.S. dollar weakens and decline when the U.S. dollar strengthens. Accordingly, changes in exchange rates may positively or negatively affect the Company's sales (as expressed in U.S. dollars), gross margins, and operating expenses, and the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Through these programs the Company hedges its non-U.S. dollar net monetary assets and its Japanese yen denominated purchase commitments primarily through the use of forward exchange and option contracts. From time to time the Company also purchases foreign currency option contracts as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated sales of its international marketing subsidiaries, principally in Europe. These instruments provide only limited protection against currency exchange risks. The Company varies the percentage of anticipated sales that it attempts to protect against currency exchange risks based upon its judgment of currency markets and the costs of these instruments, and in some markets, particularly in developing areas, its ability to utilize such instruments is limited. If the Company overestimates the hedging amount needed to protect anticipated sales during a period in which the dollar weakens, the Company could incur a significant expense that would not be balanced by the impact of favorable exchange rates on sales. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells its products or a weakening exchange rate against currencies in which the Company incurs costs, particularly the Japanese yen, the Company's sales or its costs are adversely affected.

     Due to the Company's 1995 projected tax rate being heavily dependent upon the mix of earnings from its Singaporean manufacturing subsidiary and the ability to reinvest those earnings permanently outside the U.S., should the earnings of this subsidiary as a percentage of the Company's total earnings decline, or should the Company's ability to reinvest these earnings be reduced, the Company's tax rate would likely increase beyond the estimated 28%.

     General economic conditions have an impact on the Company's business and financial results. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect sales of the Company's products. Although the Company does not consider its business to be highly seasonal, it has experienced seasonally higher sales and earnings in the fourth quarter of the year. The continued expansion of its retail business is likely to result in the increased seasonality of the Company's business, particularly in the second half of the year, and its financial results being more dependent on retail business fluctuations.

     Certain of the Company's operations, including its European distribution center in Gorinchem, The Netherlands, and critical suppliers are located in areas that are at risk for natural disasters such as floods, tornadoes, and earthquakes. The Company's operating results and financial condition could be adversely affected should its ability to manufacture or distribute its products be impaired by such an event.

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

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

                                                      Page
                                                      ----
Financial Statements:
Report of Independent Accountants                      15
Consolidated Balance Sheet at
 December 31, 1994 and 1993                            16
Consolidated Statement of Income for
 the three years ended December 31, 1994               17
Consolidated Statement of Cash Flows for
 the three years ended December 31, 1994               18
Consolidated Statement of Stockholders'
 Equity for the three years ended
 December 31, 1994                                     19
 Notes to Consolidated Financial Statements            20

Financial Statement Schedules:-
 For the three years ended December 31, 1994:
  Schedule VIII - Valuation and Qualifying Accounts    S-1

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.

PAGE 15
                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Compaq Computer Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Compaq Computer Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
January 24, 1995

                     COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED BALANCE SHEET

December 31,
In millions, except par value                           1994     1993
- ----------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                             $  471   $  627
 Accounts receivable, less allowance of $75 and $49     2,287    1,377
 Inventories                                            2,005    1,123
 Deferred income taxes                                    303      126
 Prepaid expenses and other current assets                 92       38
                                                       ---------------
  Total current assets                                  5,158    3,291
                                                       ---------------
Property, plant, and equipment,
 less accumulated depreciation                            944      779
Other assets                                               64       14
                                                       ---------------
                                                       $6,166   $4,084
                                                       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $  888   $  637
 Income taxes payable                                     246       69
 Other current liabilities                                879      538
                                                       ---------------
  Total current liabilities                             2,013    1,244
                                                       ---------------
Long-term debt                                            300
                                                       ---------------
Deferred income taxes                                     179      186
                                                       ---------------
Commitments and contingencies
Stockholders' equity:-
 Preferred stock:  $.01 par value; 10 million
  shares authorized; none outstanding
 Common stock and capital in excess of $.01 par value:
  400 million shares authorized; 261 million shares
  and 253 million shares issued and outstanding           739      586
 Retained earnings                                      2,935    2,068
                                                       ---------------
    Total stockholders' equity                          3,674    2,654
                                                       ---------------
                                                       $6,166   $4,084
                                                       ===============

The accompanying notes are an integral part of these financial statements.

                         COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME


Year ended December 31,
In millions, except per share amounts      1994         1993         1992
- ---------------------------------------------------------------------------
Sales                                   $ 10,866     $  7,191     $  4,100
Cost of sales                              8,139        5,493        2,905
                                        -----------------------------------
                                           2,727        1,698        1,195
                                        -----------------------------------

Research and development costs               226          169          173
Selling, general, and
  administrative expense                   1,235          837          699
Other income and expense, net                 94           76           28
                                        -----------------------------------
                                           1,555        1,082          900
                                        -----------------------------------
Income from consolidated companies
  before provision for income taxes        1,172          616          295
Provision for income taxes                   305          154           97
                                        -----------------------------------
Income from consolidated companies           867          462          198
Equity in net income of affiliated
  company                                                               15
                                        -----------------------------------
Net income                              $    867     $    462     $    213
                                        ===================================

Earnings per common and common
  equivalent share:
    Primary                             $   3.23     $   1.82     $   0.86
                                        ===================================

    Assuming full dilution              $   3.21     $   1.78     $   0.84
                                        ===================================

Shares used in computing earnings per
  common and common equivalent share:
    Primary                                268.6        254.1        247.8
                                        ===================================

    Assuming full dilution                 270.1        258.9        254.1
                                        ===================================

The accompanying notes are an integral part of these financial statements.

                          COMPAQ COMPUTER CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS


Year ended December 31,
In millions                                      1994       1993       1992
- ------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers                $   9,986  $   6,731  $   3,595
  Cash paid to suppliers and employees           (9,778)    (6,331)    (3,642)
  Interest and dividends received                    22         20         32
  Interest paid                                     (65)       (64)       (41)
  Income taxes paid                                (266)      (116)        (3)
                                              --------------------------------
    Net cash provided by (used in)
      operating activities                         (101)       240        (59)
                                              --------------------------------
Cash flows from investing activities:
  Purchases of property, plant,
    and equipment, net                             (357)      (145)      (159)
  Proceeds from sale of investment
    in Conner Peripherals, Inc.                                           241
  Proceeds from sale of investment
    in Silicon Graphics, Inc.                                             135
  Other, net                                        (51)                   13
                                              --------------------------------
    Net cash provided by (used in)
      investing activities                         (408)      (145)       230
                                              --------------------------------
Cash flows from financing activities:
  Purchases of treasury shares                                           (216)
  Issuance of common stock pursuant
   to stock option plans                            100        142         57
  Issuance of long-term debt                        300
  Repayment of borrowings                                                 (73)
                                              --------------------------------
    Net cash provided by (used in)
      financing activities                          400        142       (232)
                                              --------------------------------
Effect of exchange rate changes on cash             (47)        33        (34)
                                              --------------------------------
    Net increase (decrease) in cash and
      cash equivalents                             (156)       270        (95)
Cash and cash equivalents at beginning of year      627        357        452
                                              --------------------------------
Cash and cash equivalents at end of year      $     471  $     627  $     357
                                              ================================

Reconciliation of net income to net cash
  provided by (used in) operating activities:
  Net income                                  $     867  $     462  $     213
    Depreciation and amortization                   169        156        160
    Tax benefit associated with stock options        53         44          7
    Provision for bad debts                          36         33         14
    Equity in net income of affiliated company                            (15)
    Gain on sale of investment in
      affiliated company                                                  (86)
    Deferred income taxes                          (184)       (38)        34
    Loss on disposal of assets                        2          2         14
    Exchange rate effect                             46         15         11
    Income tax refund                                                      51
    Increase in accounts receivable                (926)      (484)      (412)
    Increase in inventories                        (882)      (289)      (396)
    Decrease (increase) in prepaid expenses and
      other current assets                          (55)        24        (53)
    Increase in accounts payable                    248        125        325
    Increase in income taxes payable                173         34         31
    Increase in other current liabilities           352        156         43
                                              --------------------------------
      Net cash provided by (used in)
       operating activities                   $    (101) $     240  $     (59)
                                              ================================

The accompanying notes are an integral part of these financial statements.

                         COMPAQ COMPUTER CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                         Common stock
                                     --------------------
                                               Par value
                                      Number  and capital
In millions,                            of     in excess   Retained
except number of shares in thousands  shares     of par    earnings   Total
- -----------------------------------------------------------------------------
Balance, December 31, 1991           252,606  $   538     $  1,393  $  1,931
Issuance pursuant to stock
  option plans                         7,884       57                     57
Purchases of treasury shares         (21,000)    (202)                  (202)
Tax benefit associated with
  stock options                                     7                      7
Net income                                                     213       213
                                     ----------------------------------------
Balance, December 31, 1992           239,490      400        1,606     2,006
Issuance pursuant to stock
  option plans                        13,553      142                    142
Tax benefit associated with
  stock options                                    44                     44
Net income                                                     462       462
                                     ----------------------------------------
Balance, December 31, 1993           253,043  $   586     $  2,068  $  2,654
Issuance pursuant to stock
  option plans                         7,994      100                    100
Tax benefit associated with
  stock options                                    53                     53
Net income                                                     867       867
                                     ----------------------------------------
Balance, December 31, 1994           261,037  $   739     $  2,935  $  3,674
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

Post sales support and warranty expense - The Company provides currently for the estimated cost which may be incurred for post sales support and product warranties.

Sales recognition - The Company recognizes sales at the time products are shipped to its customers. Provision is made currently for estimated product returns which may occur under programs the Company has with its customers and under floor planning arrangements with third-party finance companies.

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

The Company hedges certain portions of its foreign currency exposure primarily through the use of forward contracts and option contracts. Generally, gains and losses associated with currency rate changes on forward contracts are recorded currently, while the interest element is recognized over the life of each contract. However, to the extent such contracts hedge a commitment for capital expenditures or inventory purchases, no gains or losses are recognized, and the rate at the time the hedge is made is, effectively, the rate used to determine the U.S. dollar value of the asset when it is recorded.

From time to time the Company hedges a portion of its anticipated but not firmly committed sales of its international marketing subsidiaries using purchased foreign currency options. Realized and unrealized gains and the net premiums on these options are deferred and recognized as a component of sales in the same period that the related sales occur. In addition, at times the Company utilizes forward contracts to protect the Company from the effects of currency fluctuations on anticipated but not firmly committed sales.

Income taxes - The provision for income taxes is computed based on the pretax income included in the consolidated statement of income. Research and development tax credits are recorded to the extent allowable as a reduction of the provision for federal income taxes in the year the qualified research and development expenditures are incurred. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Earnings per share - Primary earnings per common and common equivalent share and earnings per common and common equivalent share assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

Recent pronouncements - In 1994 the Company adopted Statement of Financial Accounting Standards No. 115 (FAS 115), Accounting for Certain Investments in Debt and Equity Securities. The adoption of FAS 115 was not material to the Company's financial statements. The Company adopted Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, as of December 31, 1994.

Reclassifications - Certain amounts have been reclassified to conform to the 1994 presentation.

Note 2 - Inventories:

Inventories consisted of the following components:


December 31,
In millions                                          1994         1993
- ------------------------------------------------------------------------
Raw material                                      $  1,013     $    535
Work-in-process                                        266           90
Finished goods                                         726          498
                                                  ----------------------
                                                  $  2,005     $  1,123
                                                  ======================

Note 3 - Property, Plant, and Equipment:

Property, plant, and equipment are summarized below:


December 31,
In millions                                          1994         1993
- ------------------------------------------------------------------------
Land                                              $     71     $     72
Buildings                                              556          542
Machinery and equipment                                878          660
Furniture and fixtures                                  61           53
Leasehold improvements                                  35           23
Construction-in-progress                                71           32
                                                  ----------------------
                                                     1,672        1,382
Less-accumulated depreciation                          728          603
                                                  ----------------------
                                                  $    944     $    779
                                                  ======================

Interest aggregating $3 million and $4 million was capitalized and added to the cost of the Company's property, plant, and equipment in 1994 and 1992, respectively. No interest was capitalized during 1993.

Depreciation expense totaled $168 million, $155 million, and $159 million in 1994, 1993, and 1992, respectively.

Note 4 - Investment in Conner Peripherals, Inc.:

In 1992 the Company sold its equity interest in Conner Peripherals, Inc. (Conner) realizing a gain of $86 million. The Company made disk drive purchases from Conner during 1992 through the date it sold its equity interest of $149 million. While the Company controlled approximately 20% of the equity securities of Conner, the Company believes that purchases from Conner were made at market prices.

Note 5 - Other Current Liabilities:

The estimated costs which may be incurred for post sales support and product warranties of $306 million and $166 million were included in other current liabilities at December 31, 1994 and 1993, respectively.

Note 6 - Credit Agreement and Financing Arrangements:

In August 1994 the Company entered into agreements for a $500 million syndicated credit facility (of which $200 million expires in July 1995 and $300 million expires in July 1997) which remains unused at December 31, 1994. In December 1994 the Company established a commercial paper program, which is supported by the $300 million portion of the syndicated credit facility. This facility remains unused at December 31, 1994. Various uncommitted bank lines of credit established in 1994 were used in the second half of 1994, with usage levels ranging from a high of $346 million to $17 million at December 31, 1994.

In March 1994 the Company issued $300 million in senior notes, including $150 million 6 1/2% notes due March 15, 1999 and $150 million 7 1/4% notes due March 15, 2004. Interest on the notes is payable semiannually on March 15 and September 15 of each year. The notes are not redeemable prior to maturity and are not entitled to any sinking fund.

Note 7 - Other Income and Expense:

Other income and expense consisted of the following components:


Year ended December 31,
In millions                                         1994      1993      1992
- -----------------------------------------------------------------------------
Interest and dividend income                      $  (22)   $  (20)   $  (32)
Interest expense associated with hedging               9        22        15
Other interest expense                                62        41        29
Currency (gains) losses, net                          46        15        11
Restructuring charges and other asset write-downs               12        87
Realized gain on investment in affiliated company                        (86)
Other, net                                            (1)        6         4
                                                  ---------------------------
                                                  $   94    $   76    $   28
                                                  ===========================

In the third quarter of 1992 the Company recorded $73 million in restructuring charges in conjunction with plans for consolidating and streamlining operations. In the fourth quarter of 1993 the Company recorded charges associated with its plans to withdraw from the printer business, including costs related to certain contractual liabilities and the write-downs of the carrying value of certain assets. The charge, net of the reversal of previously recorded restructuring reserves, totaled $10 million. Reserves related to these restructurings of $26 million were included in other current liabilities at December 31, 1993. No reserves related to these restructurings remained at December 31, 1994.

In 1992 the Company sold its $135 million equity interest in Silicon Graphics, Inc. (SGI) and discontinued the joint technical development agreement with SGI. The transaction resulted in no material gain or loss to the Company.

Note 8 - Provision for Income Taxes:

The components of income before provision for income taxes were as follows:

Year ended December 31,
In millions                                   1994      1993      1992
- -----------------------------------------------------------------------
Domestic                                    $  566    $  284    $   99
Foreign                                        606       332       196
                                            ---------------------------
                                            $1,172    $  616    $  295
                                            ===========================

The provision for income taxes charged to operations was as follows:

Year ended December 31,
In millions                                   1994      1993      1992
- -----------------------------------------------------------------------
Current tax expense
  U.S. federal                              $  303    $  130    $   36
  State and local                                7         4
  Foreign                                      134        58        27
                                            ---------------------------
    Total current                              444       192        63
                                            ---------------------------
Deferred tax expense
  U.S. federal                                (114)      (18)       30
  State and local                               (6)
  Foreign                                      (19)      (20)        4
                                            ---------------------------
    Total deferred                            (139)      (38)       34
                                            ---------------------------
    Total provision                         $  305    $  154    $   97
                                            ===========================

Total income tax expense for 1994, 1993, and 1992 resulted in effective tax rates of 26%, 25%, and 33%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% in 1994 and 1993 and 34% in 1992 are as follows:


Year ended December 31,
In millions                                   1994      1993      1992
- -----------------------------------------------------------------------
Tax expense at U.S. statutory rate          $  410    $  216    $  100
Foreign tax effect, net                        (97)      (64)
Provision for tax on equity in
 net income of affiliated company                                    5
Other, net                                      (8)        2        (8)
                                            ---------------------------
                                            $  305    $  154    $   97
                                            ===========================

The Company increased its U.S. deferred tax liability in 1993 as a result of legislation enacted during 1993 which increased the corporate tax rate to 35% from 34% retroactive to January 1, 1993. The increase had an immaterial effect on the consolidated financial statements.

The Company benefits from a tax holiday in Singapore which expires in 1997, subject to certain extensions. During the first quarter of 1993 the Company determined that a portion of the undistributed earnings of its Singaporean manufacturing subsidiary will be reinvested indefinitely. As a result of this determination, no provision for U.S. income tax was made on $218 million and $158 million of earnings of this subsidiary during 1994 and 1993, respectively. These earnings would become subject to U.S. tax if they were actually or deemed to be remitted to the Company as dividends or if the Company should sell its stock in this subsidiary. The Company estimates an additional tax provision of $132 million would be required at such time if the full amount of these accumulated earnings became subject to U.S. tax. The decision to reinvest such earnings indefinitely had the effect of increasing earnings per share by $0.28 and $0.21 on a fully diluted basis in 1994 and 1993, respectively.

Deferred tax liabilities (assets) at December 31, 1994 and 1993 are comprised of the following:

December 31,
In millions                                         1994         1993
- -----------------------------------------------------------------------
Unremitted earnings of foreign subsidiaries      $    182     $    178
Difference arising from different tax and
 financial reporting year ends                         19           12
Depreciation and property, plant, and
 equipment basis differences                            4            6
Unrealized currency gains                               2            2
Other                                                  17            9
                                                 ----------------------
    Gross deferred tax liabilities                    224          207
                                                 ----------------------

Post sales support and warranty reserves             (103)         (47)
Receivable valuation allowances                       (65)         (22)
Stock option compensation                             (45)
Intercompany profit eliminations                      (40)         (18)
Inventory valuation allowances                        (36)         (26)
Loss carryforwards                                    (20)         (10)
Restructuring charges                                              (10)
Compensatory absences accruals                         (5)          (4)
Depreciation and property, plant, and
 equipment basis differences                           (9)          (2)
Other                                                 (25)          (8)
                                                 ----------------------
    Gross deferred tax assets                        (348)        (147)
                                                 ----------------------
                                                 $   (124)    $     60
                                                 ======================

Note 9 - Stockholders' Equity and Employee Benefit Plans:

Equity incentive plans - At December 31, 1994, there were 47,190,000 shares of common stock reserved by the Board of Directors for issuance under the Company's employee stock option plans. Options are generally granted at the fair market value of the common stock at the date of grant and generally vest over four to five years. In limited circumstances, options may be granted at prices less than fair market value and may vest immediately. Options granted under the plans must be exercised not later than ten years from the date of grant. Options on 11,494,000 shares were exercisable at December 31, 1994.

The following table summarizes activity under the plans for each of the three years in the period ended December 31, 1994:

                                             Shares       Price per share
                                          (In thousands)

Options outstanding, December 31, 1991       43,602
Options granted                               8,238       $ 7.88-14.13
Options lapsed or cancelled                  (2,109)
Options exercised                            (7,821)         .08-15.73
                                            -------
Options outstanding, December 31, 1992       41,910
Options granted                               6,456        14.88-24.63
Options lapsed or cancelled                  (2,154)
Options exercised                           (13,469)         .09-23.25
                                            -------
Options outstanding, December 31, 1993       32,743
Options granted                               5,567        28.66-40.13
Options lapsed or cancelled                  (1,021)
Options exercised                            (7,901)         .78-35.38
                                            -------
Options outstanding, December 31, 1994       29,388
                                            =======

There were 17,802,000; 22,554,000; and 27,123,000 shares available for grants under the plans at December 31, 1994, 1993, and 1992, respectively.

In 1987 the stockholders approved the Stock Option Plan for Non-Employee Directors (the Director Plan). At December 31, 1994, there were 1,197,000 shares of common stock reserved for issuance under the Director Plan. Pursuant to the terms of the plan, each non-employee director is entitled to receive options to purchase common stock of the Company upon initial appointment to the Board (initial grants) and upon subsequent reelection to the Board (annual grants). Initial grants are exercisable during the period beginning one year after initial appointment to the Board and ending ten years after the date of grant. Annual grants vest over two years and are exercisable thereafter until the tenth anniversary of the date of grant. Both initial grants and annual grants have an exercise price equal to the fair market value of the Company's stock on the date of grant. Additionally, pursuant to the terms of the Director Plan, non-employee directors may elect to receive stock options in lieu of all or a portion of the annual retainer to be earned. Such options are granted at 50% of the price of the Company's common stock at the date of grant and are exercisable during the period beginning one year after the grant date and ending ten years after the date of grant. Options totaling 359,000 were exercisable under the Director Plan at December 31, 1994. Activity under the plan for each of the three years in the period ended December 31, 1994 was as follows:

                                             Shares      Price per share
                                         (In thousands)

Options outstanding, December 31, 1991         459
Options granted                                 81        $  4.23-8.46
Options exercised                              (63)        13.42-14.33
                                              ----
Options outstanding, December 31, 1992         477
Options granted                                105          8.13-16.25
Options lapsed or cancelled                    (15)
Options exercised                              (84)         4.23-13.35
                                              ----
Options outstanding, December 31, 1993         483
Options granted                                113         18.12-36.25
Options exercised                              (93)         2.54-20.33
                                              ----
Options outstanding, December 31, 1994         503
                                              ====

There were 694,000; 807,000; and 897,000 shares available for grants under the plan at December 31, 1994, 1993, and 1992, respectively.

Compaq Computer Corporation Investment Plan - The Company has an Investment Plan available to all domestic employees and intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. Employees may contribute to the plan up to 14% of their salary with a yearly maximum of $9,240 in 1994 and 1995. The Company will match employee contributions for an amount up to 6% of each employee's base salary. Contributions are invested at the direction of the employee in one or more funds or can be directed to purchase common stock of the Company at fair market value. Company contributions generally vest over three years although Company contributions for those employees having five years of service vest immediately. Company contributions are charged to expense in accordance with their vesting. Amounts charged to expense were $19 million, $16 million, and $13 million in 1994, 1993, and 1992, respectively.

Incentive compensation plan - The Company adopted an incentive compensation plan for the majority of its employees beginning in the second half of 1992. Provision for payments to be made under the plan is based on 6% of net income from operations, as defined, and is payable semiannually. The amount expensed under the plan was $51 million, $27 million, and $8 million in 1994, 1993, and 1992, respectively.

Stock repurchases - During 1992 the Company repurchased seven million shares of its common stock at an aggregate cost of $202 million. The repurchase of these shares has been accounted for using the par value method.

Stockholder rights plan - The Board of Directors adopted a Stockholder Rights Plan in May 1989 which in certain limited circumstances would permit stockholders to purchase securities at prices which would be substantially below market value.

Stock split - All share and per share information has been retroactively restated in the accompanying financial data to reflect the three-for-one stock split effected in the form of a stock dividend effective May 31, 1994.

Note 10 - Certain Market and Geographic Data:

The Company has subsidiaries in various foreign countries which manufacture and sell the Company's products in their respective geographic areas. Summary information with respect to the Company's geographic operations in 1994, 1993, and 1992 follows:

                           United
                          States &              Other     Elimin-    Consol-
In millions                Canada    Europe   countries   nations    idated
- ----------------------------------------------------------------------------
1994
- ----
Sales to customers       $  5,473  $  3,829  $   1,564             $ 10,866
Intercompany transfers      1,526       175      1,660  $  (3,361)
                         ---------------------------------------------------
                         $  6,999  $  4,004  $   3,224  $  (3,361) $ 10,866
                         ===================================================

Income (loss) from
 operations              $    533  $    470  $     292  $      (1) $  1,294
                         =========================================
Corporate expenses, net                                                (122)
                                                                   ---------
Pretax income                                                      $  1,172
                                                                   =========

Identifiable assets      $  2,835  $  1,591  $   1,274  $      (5) $  5,695
                         =========================================
General corporate assets                                                471
                                                                   ---------
Total assets                                                       $  6,166
                                                                   =========
1993
- ----
Sales to customers       $  3,670  $  2,718  $     803             $  7,191
Intercompany transfers      1,514       109        990  $  (2,613)
                         ---------------------------------------------------
                         $  5,184  $  2,827  $   1,793  $  (2,613) $  7,191
                         ===================================================

Income from operations   $    310  $    183  $     245  $       5  $    743
                         =========================================
Corporate expenses, net                                                (127)
                                                                   ---------
Pretax income                                                      $    616
                                                                   =========

Identifiable assets      $  1,905  $    970  $     586  $      (4) $  3,457
                         =========================================
General corporate assets                                                627
                                                                   ---------
Total assets                                                       $  4,084
                                                                   =========
1992
- ----
Sales to customers       $  1,833  $  1,886  $     381             $  4,100
Intercompany transfers        899        50        537  $  (1,486)
                         ---------------------------------------------------
                         $  2,732  $  1,936  $     918  $  (1,486) $  4,100
                         ===================================================
Income (loss) from
 operations              $     37  $     74  $     143  $      (2) $    252
                         =========================================
Corporate income, net                                                    43
                                                                   ---------
Pretax income                                                      $    295
                                                                   =========

Identifiable assets      $  1,567  $    910  $     315  $      (7) $  2,785
                         =========================================
General corporate assets                                                357
                                                                   ---------
Total assets                                                       $  3,142
                                                                   =========

Note 11 - Commitments, Contingencies, and Financial Instruments:

Derivative financial instruments and fair value of financial instruments - The Company utilizes primarily forward contracts and purchased foreign currency options to reduce its exposure to potentially adverse changes in foreign currency exchange rates. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments. Additional discussion related to the Company's programs to reduce its foreign currency exposure is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 1994 and 1993, the Company had purchased currency options outstanding aggregating $208 million and $179 million, respectively, to buy Japanese yen related to commitments for inventory purchases and certain capital expenditures. Although no forward contracts related to these commitments were outstanding at December 31, 1994, the Company had forward contracts to buy Japanese yen aggregating $325 million at December 31, 1993. Unrealized gains, losses, and deferred costs related to forward and option contracts associated with such commitments at these dates were not material.
Any gains or losses, if realized, or costs related to these contracts are recorded as part of the cost of the inventory or capital item upon acquisition. The maturity dates of the forward contracts and currency option contracts which were outstanding at December 31, 1994 extended from 27 days to two months.

The Company's program to reduce the currency exposure associated with the net monetary assets of the Company's international subsidiaries includes agreements to exchange various foreign currencies for U.S. dollars. At December 31, 1994 and 1993, such agreements to sell foreign currencies included forward contracts aggregating $1.2 billion and $581 million, respectively, and purchased currency option contracts aggregating $45 million and $12 million, respectively. Unrealized and realized gains and losses resulting from these contracts are included in other income and expense in the Company's income statement and generally are recognized currently, while the interest element associated with forward contracts is recognized as interest expense over the life of each contract. Unrealized gains and losses on these contracts are reflected in accounts receivable or other current liabilities in the Company's balance sheet and approximate the fair value of such contracts at December 31, 1994 and 1993. The maturity dates of the forward contracts and currency option contracts which were outstanding at December 31, 1994 extended from three days to six months.

The Company has utilized purchased currency option contracts to hedge a portion of the anticipated but not firmly committed sales of its international marketing subsidiaries. Although no such contracts were outstanding at December 31, 1994, contracts aggregating $508 million were outstanding at December 31, 1993 related to the hedge of such sales for a three month period. The unrealized gain deferred on these contracts at December 31, 1993 was $12 million. Gains and premium costs associated with such purchased currency option contracts are reflected as a component of sales in the Company's income statement.

The Company has utilized forward contracts to protect the Company against potentially adverse changes in foreign currency exchange rates on anticipated but not firmly committed sales of its international marketing subsidiaries which are expected to occur within a three month period. No such contracts were outstanding at December 31, 1994 and 1993. During 1994 and 1993 the amount of any gain or loss on these contracts was immaterial.

In the event of a failure to honor one of these forward contracts by one of the banks with which the Company had contracted, management believes any loss would be limited to the exchange rate differential from the time the contract was made until the time it was compensated. To the extent the Company has option contracts outstanding, the amount of any loss resulting from a breach of contract would be limited to the amount of premiums paid for the options and the unrealized gain, if any, related to such contracts.

The Company enters into various other types of financial instruments in the normal course of business. Fair values for certain financial instruments are based on quoted market prices. For other financial instruments, fair values are based on the appropriate pricing models using current market information. The amounts ultimately realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments. Fair values of cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities reflected in the December 31, 1993 balance sheet approximate carrying value at that date. The fair value of the Company's long-term debt at December 31, 1994 was estimated to be $279 million, compared with its carrying value of $300 million.

Concentration of credit risk - The Company's cash and cash equivalents and accounts receivable are subject to potential credit risk. The Company's cash management and investment policies restrict investments to low risk, highly-liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals.

The Company distributes products primarily through third-party resellers and as a result maintains individually significant accounts receivable balances from various major resellers. The Company evaluates the credit worthiness of its resellers on an ongoing basis and may, from time to time, tighten credit terms to particular resellers. Such tightening may take the form of shorter payment terms, requiring security, reduction of credit availability, or the deauthorization of a reseller. In addition, the Company uses various risk transfer instruments such as credit insurance, factoring, and floor planning with third-party finance companies and financial institutions; however, there can be no assurance that these arrangements will be sufficient to avoid significant accounts receivable losses or will continue to be available. While the Company believes that its distribution strategies will serve to minimize the risk associated with the loss of a reseller or the decline in sales to a reseller due to tightened credit terms, there can be no assurance that disruption to the Company's sales and profitability will not occur. If the financial condition and operations of these resellers deteriorate, the Company's operating results could be adversely affected. At December 31, 1994, the receivable balances from the Company's five largest resellers represented approximately 15% of accounts receivable.

The Company's resellers typically purchase products on an as-needed basis through purchase orders. Certain of the Company's resellers finance a portion of their inventories through third-party finance companies. Under the terms of the financing arrangements, the Company may be required, in limited circumstances, to repurchase certain products from the finance companies. Additionally, the Company has on occasion guaranteed a portion of certain resellers' outstanding balances with third-party finance companies and financial institutions. Guarantees under these and other arrangements aggregating $28 million and $29 million were outstanding at December 31, 1994 and 1993, respectively. During the years that the Company has supported these financing programs, claims under these arrangements have been negligible. The Company makes provisions for estimated product returns and bad debts which may occur under these programs.

Litigation - The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's financial condition. Additional discussion on legal proceedings is presented in Part I (Item 3) of this Form 10-K.

Lease commitments - The Company leases certain manufacturing and office facilities and equipment under noncancelable operating leases with terms from one to 30 years. Rent expense for 1994, 1993, and 1992 was $48 million, $32 million, and $35 million, respectively.

The Company's minimum rental commitments under noncancelable operating leases at December 31, 1994 were as follows:

                                 Year            Amount
                                             (In millions)
                               -------         ---------
                               1995            $     44
                               1996                  32
                               1997                  25
                               1998                  18
                               1999                  15
                               Thereafter           113
                                               ---------
                                               $    247
                                               =========

Note 12 - Selected Quarterly Financial Data (not covered by report of independent accountants):

The table below sets forth selected financial information for each quarter of the last two years.

In millions,                   1st           2nd           3rd           4th
except per share amounts     quarter       quarter       quarter       quarter
- ------------------------------------------------------------------------------
1994

Sales                      $  2,278      $  2,499      $  2,838      $  3,251
Gross margin                    617           663           653           794
Net income                      213           210           201           243
Earnings per common and
  common equivalent share
    Primary                    0.80          0.78          0.75          0.90
    Assuming full dilution     0.80          0.78          0.75          0.90

1993

Sales                      $  1,611      $  1,632      $  1,746      $  2,202
Gross margin                    370           393           413           522
Net income                      102           102           107           151
Earnings per common and
  common equivalent share
    Primary                    0.41          0.40          0.42          0.58
    Assuming full dilution     0.41          0.40          0.42          0.58

Earnings per common and common equivalent share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

                               PART III

Items 10 to 13  inclusive.

     These items have been omitted in accordance with instructions to Form 10-K Annual Report. The Registrant will file with the Commission in March 1995, pursuant to Regulation 14A, a definitive proxy statement that will involve the election of directors.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this report:

     Financial Statements and Financial Statement Schedules - See
Index to Consolidated Financial Statements at Item 8 of this report.

  Exhibit
    No.       Description of Exhibits

    3.1 Restated Certificate of Incorporation of Registrant (incorporated herein by reference to the corresponding exhibit in the Registrant's Registration Statement No. 2-96069 on Form S-1).
    3.2 Amendment to Registrant's Certificate of Incorporation, filed May 19, 1987 (incorporated herein by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1987 (the "1987 Form 10-K")).
    3.3 Registrant's Certificate of Amendment to its Restated Certificate of Incorporation dated July 26, 1991, along with a complete copy of the Registrant's Restated
              Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant's
              Form 10-Q for the quarter ended June 30, 1991).
    3.4       Registrant's Certificate of Stock Designation filed June
              28, 1989 (incorporated herein by reference to Exhibit
              No. 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1989 (the "1989 Second Quarter Form 10-Q")).
    3.5 Bylaws of Registrant, as amended (incorporated herein by reference to Exhibit No. 3.5 to the Registrant's Form
              10-Q for the quarter ended June 30, 1992).
    4.1 Form of Rights Agreement dated as of May 18, 1989 between Registrant and Bank of America NT & SA, as
              Rights Agent, including form of Right Certificate (incorporated herein by reference to Exhibits 1 and 2 to the Registrant's Form 8-A Registration Statement dated
              May 30, 1989).
    4.2       Successor Rights Agent Agreement dated as of September
              17, 1991 between Registrant and First National Bank of
              Boston (incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 10-K for the year ended
              December 31, 1991 (the "1991 Form 10-K")).
    4.3 Senior Debt Indenture dated as of March 1, 1994, between the Registrant and NationsBank of Texas, National Association, Trustee (incorporated by reference to Exhibit 4.a to the Registrant's Registration Statement
              No. 33-63436 on Form S-3).
    4.4 Subordinated Debt Indenture dated as of March 1, 1994, between the Registrant and NationsBank of Texas, National Association, Trustee (incorporated by reference to Exhibit 4.b to the Registrant's Registration
              Statement No. 33-63436 on Form S-3).
    4.5       Specimen of the Registrant's 6 1/2% senior notes due
              March 1999 (incorporated by reference to the Registrant's Form 8-K dated March 10, 1994).
    4.6       Specimen of the Registrant's 7 1/4% senior notes due
              March 15, 2004 (incorporated by reference to the Registrant's Form 8-K dated March 10, 1994).
   10.1       Registrant's 1982 Stock Option Plan, as amended
              (incorporated herein by reference to the corresponding exhibit in the 1989 Second Quarter Form 10-Q). *
   10.2 Registrant's 1983 Nonqualified Stock Option Plan, as amended (incorporated herein by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1988). *

   10.3 Registrant's 1985 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the 1991 Form 10-K). *
   10.4 Registrant's 1985 Executive and Key Employees Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the 1989 Second Quarter
              Form 10-Q). *
   10.5 Registrant's 1985 Nonqualified Stock Option Plan, as amended (incorporated herein by reference to Exhibit
              10.4 to the 1989 Second Quarter Form 10-Q). *
   10.6       Forms of Stock Option Agreements relating to Exhibits
              10.1 through 10.5 (incorporated herein by reference to Exhibit 10.6 to the 1987 Form 10-K). *
   10.7 Registrant's 1989 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.7 to the 1991 Form 10-K). *
   10.8 Form of Stock Option Notice relating to Exhibit 10.7 (incorporated herein by reference to Exhibit 10.8 to the 1991 Form 10-K). *
   10.9 Registrant's Stock Option Plan for Non-Employee Directors, as amended, and Form of Stock Option
              Agreement (incorporated herein by reference to Exhibit
              10.9 to the 1991 Form 10-K). *
   10.10 Registrant's Deferred Compensation and Supplemental Savings Plan as amended (incorporated herein by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K")). *
   10.11 Employment Agreement dated as of January 1, 1992 between the Registrant and Eckhard Pfeiffer (incorporated by reference to Exhibit 10.15 to the 1991 Form 10-K). *
   10.12 Form of letter agreement between Registrant and its executive officers (incorporated by reference to Exhibit
              10.16 to the 1991 Form 10-K). *
   10.13 $200,000 Revolving Credit Agreement dated as of August 1, 1994, among Compaq Computer Corporation, the banks signatory thereto, and Bank of America National Trust and Savings Association as Agent and NationsBank of Texas, N.A. Co-agent (incorporated by reference to
              Exhibit 10.14 to the Registrant's Form 10-Q for the quarter ended September 30, 1994 (the "1994 Third
              Quarter Form 10-Q")).
   10.14      $300,000 Revolving Credit Agreement dated as of August
              1, 1994, among Compaq Computer Corporation, the banks signatory thereto, and Bank of America National Trust and Savings Association as Agent and NationsBank of Texas, N.A. Co-agent (incorporated by reference to
              Exhibit 10.15 to 1994 Third Quarter Form 10-Q).
   11. Statement regarding the computation of per share earnings.
   21.        Subsidiaries of Registrant.
   23. Consent of Price Waterhouse LLP, independent accountants.
   27.        Financial Data Schedule

     * Indicates management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K:

     Report on Form 8-K dated January 25, 1995, containing the Company's news release dated January 25, 1995, with respect to its financial results for the period ended December 31, 1994, including an unaudited consolidated balance sheet as of December 31, 1994, and an unaudited consolidated statement of income for the periods ended December 31, 1994.

     Compaq, ProLinea, ProLiant, Prosignia, Deskpro, Contura, Compaq Insight Manager, LTE, QVision, and Smartstart Registered United States Patent and Trademark Office. Presario, Aero, LTE Elite, and MediaPilot are trademarks and CompaqCare is a service mark of Compaq Computer Corporation. Pentium is a registered trademark of Intel Corporation. Other product names mentioned herein may be trademarks or registered trademarks of their respective companies.

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

                            Compaq Computer Corporation


                            By: /s/ ECKHARD PFEIFFER
                                -------------------------------
                                Eckhard Pfeiffer, President and
                                   Chief Executive Officer

                            Date:  February 21, 1995
                                   -----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                     Title                         Date

/s/ ECKHARD PFEIFFER                                         February 21, 1995
- ----------------------------- President and Director         -----------------
   (Eckhard Pfeiffer)         (principal executive officer)

/s/ DARYL J. WHITE                                           February 21, 1995
- ----------------------------- Senior Vice President-Finance  -----------------
   (Daryl J. White)           and Chief Financial Officer
                              (principal financial officer)

/s/ BENJAMIN M. ROSEN                                        February 21, 1995
- ----------------------------- Chairman of the                -----------------
   (Benjamin M. Rosen)        Board of Directors

/s/ ROBERT TED ENLOE, III                                    February 21, 1995
- ----------------------------- Director                       -----------------
   (Robert Ted Enloe, III)

/s/ GEORGE H. HEILMEIER                                      February 21, 1995
- ----------------------------- Director                       -----------------
   (George H. Heilmeier)

/s/ GEORGE E.R. KINNEAR II                                   February 21, 1995
- ----------------------------- Director                       -----------------
   (George E.R. Kinnear II)

/s/ PETER N. LARSON                                          February 21, 1995
- ----------------------------- Director                       -----------------
   (Peter N. Larson)

/s/ KENNETH L. LAY                                           February 21, 1995
- ----------------------------- Director                       -----------------
   (Kenneth L. Lay)

/s/ KENNETH ROMAN                                            February 21, 1995
- ----------------------------- Director                       -----------------
   (Kenneth Roman)

PAGE S-1

                                                       SCHEDULE VIII
                     COMPAQ COMPUTER CORPORATION
                  VALUATION AND QUALIFYING ACCOUNTS
                   Allowance for Doubtful Accounts


Year ended December 31,
In millions                            1994        1993        1992
- --------------------------------------------------------------------
Balance, beginning of period          $  49       $  25       $  18
Additions charged to expense             36          33          14
Reductions                              (10)         (9)         (7)
                                      ------------------------------
Balance, end of period                $  75       $  49       $  25
                                      ==============================