Form 10-Q
period 1995-03-31
COMPAQ COMPUTER CORP
filed 1995-05-12
CIK 714154

____________________________________________________________



                                 FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarterly Period Ended March 31, 1995



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

                          Yes  [ x ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 31, 1995, was 261,664,396.

       ____________________________________________________________

                    P A R T  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                         COMPAQ COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                   ASSETS
                                                     March 31,   December 31,
                                                        1995         1994
                                                     ---------   ------------
                                                          (in millions)
Current assets:
 Cash and cash equivalents                            $   760      $   471
 Accounts receivable, net                               2,435        2,287
 Inventories                                            2,110        2,005
 Deferred income taxes                                    303          303
 Prepaid expenses and other current assets                109           92
                                                      -------      -------
  Total current assets                                  5,717        5,158
Property, plant, and equipment,
 less accumulated depreciation                            970          944
Other assets                                               80           64
                                                      -------      -------
                                                      $ 6,767      $ 6,166
                                                      =======      =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                     $ 1,239      $   888
 Income taxes payable                                     230          246
 Other current liabilities                                921          879
                                                      -------      -------
  Total current liabilities                             2,390        2,013
                                                      -------      -------
Long-term debt                                            300          300
                                                      -------      -------
Deferred income taxes                                     179          179
                                                      -------      -------
Stockholders' equity:-
 Preferred stock, $.01 par value
  (authorized: 10 million shares; issued: none)
 Common stock and capital in excess of $.01 par value
  (authorized: 400 million shares; issued and
  outstanding: 267.1 million shares at March 31, 1995
  and 261.0 million shares at December 31, 1994)          747          739
 Retained earnings                                      3,151        2,935
                                                      -------      -------
  Total stockholders' equity                            3,898        3,674
                                                      -------      -------
                                                      $ 6,767      $ 6,166
                                                      =======      =======

                See accompanying notes to consolidated financial data

                         COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)
                                                  Quarter ended March 31,
                                                    1995            1994
                                                  -------         -------
                                                   (in millions, except
                                                    per share amounts)

Sales                                             $ 2,959         $ 2,278
Cost of sales                                       2,235           1,661
                                                  -------         -------
                                                      724             617
                                                  -------         -------

Research and development costs                         60              53
Selling, general, and administrative expense          328             254
Other income and expense, net                          36              22
                                                  -------         -------
                                                      424             329
                                                  -------         -------

Income before provision for income taxes              300             288
Provision for income taxes                             84              75
                                                  -------         -------
Net income                                        $   216         $   213
                                                  =======         =======

Earnings per common and common equivalent share:
 Primary                                          $  0.80         $  0.80
                                                  =======         =======
 Assuming full dilution                           $  0.80         $  0.80
                                                  =======         =======
Shares used in computing earnings per common
 and common equivalent share:
  Primary                                           270.9           266.4
                                                  =======         =======
  Assuming full dilution                            270.9           267.0
                                                  =======         =======

                See accompanying notes to consolidated financial data

                           COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      Quarter ended March 31,
                                                         1995         1994
                                                       --------     --------
                                                           (in millions)
Cash flows from operating activities:
 Cash received from customers                            $2,872     $2,112
 Cash paid to suppliers and employees                    (2,343)    (1,989)
 Interest and dividends received                             10          6
 Interest paid                                              (25)       (15)
 Income taxes paid                                         (132)       (36)
                                                         ------     ------
  Net cash provided by operating activities                 382         78
                                                         ------     ------
Cash flows from investing activities:
 Purchases of property, plant, and equipment, net           (84)       (54)
 Purchases of short-term investments                                   (56)
 Other, net                                                 (16)        (8)
                                                         ------     ------
  Net cash used in investing activities                    (100)      (118)
                                                         ------     ------
Cash flows from financing activities:
 Proceeds from sale of equity securities                      8         43
 Issuance of long-term debt                                            300
                                                         ------     ------
  Net cash provided by financing activities                   8        343
                                                         ------     ------
Effect of exchange rate changes on cash                      (1)        10
                                                         ------     ------
  Net increase in cash and cash equivalents                 289        313
Cash and cash equivalents at beginning of period            471        627
                                                         ------     ------
Cash and cash equivalents at end of period               $  760     $  940
                                                         ======     ======
Reconciliation of net income to net cash provided by
 operating activities:
  Net income                                             $  216     $  213
   Depreciation and amortization                             51         37
   Provision for bad debts                                   (3)        15
   Deferred income taxes                                                 3
   Currency exchange losses                                  24          9
   Increase in accounts receivable                          (89)      (143)
   Increase in inventories                                 (105)      (306)
   Increase in prepaid expenses and
    other current assets                                    (16)       (31)
   Increase in accounts payable                             348        203
   Increase (decrease) in income taxes payable              (22)        36
   Increase (decrease) in other current liabilities         (22)        42
                                                         ------     ------
     Net cash provided by operating activities           $  382     $   78
                                                         ======     ======

                See accompanying notes to consolidated financial data

                        COMPAQ COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL DATA


Note 1 - Basis of presentation

The accompanying unaudited financial data as of March 31, 1995 and December 31, 1994 and for the three month periods ended March 31, 1995 and 1994 have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of the Company, the data reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates.

Note 2 - Inventories

Inventories consisted of the following components:

                                                     March 31,   December 31,
                                                        1995         1994
                                                     ---------   ------------
                                                           (in millions)

Raw materials                                             967        1,013
Work-in-process                                           267          266
Finished goods                                            876          726
                                                      -------      -------
                                                      $ 2,110      $ 2,005
                                                      =======      =======

Note 3 - Other income and expense

Other income and expense consisted of the following components:

                                                   Quarter ended March 31,
                                                    1995            1994
                                                  -------         -------
                                                        (in millions)

Interest and dividend income                       $ (10)          $  (6)
Interest expense associated with hedging               6               4
Other interest expense                                14              13
Currency losses, net                                  24               9
Other, net                                             2               2
                                                   -----           -----
                                                   $  36           $  22
                                                   =====           =====

Note 4 - Earnings per share

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

Results of Operations

     The following table presents, as a percentage of sales, certain selected financial data for the quarters ended March 31, 1995 and 1994 and December 31, 1994.

                                           Quarter ended
                                March 31,    March 31,    December 31,
                                  1995         1994          1994

Sales                            100.0%       100.0%        100.0%
Cost of sales                     75.5         72.9          75.6
                                 -----        -----         -----
Gross margin                      24.5         27.1          24.4
                                 -----        -----         -----
Research and
 development costs                 2.0          2.3           1.9
Selling, general,
 and administrative expense       11.1         11.2          11.3
Other income and expense, net      1.3          1.0           1.1
                                 -----        -----         -----
                                  14.4         14.5          14.3
                                 -----        -----         -----
Income before provision
 for income taxes                 10.1%        12.6%         10.1%
                                 =====        =====         =====

Sales

     Sales for the first quarter of 1995 increased 30% over the comparable period of 1994 and declined 9% from the fourth quarter of 1994. European sales represented 40% of total sales in the first quarter of 1995 as compared with 36% in the comparable period of 1994 and 38% in the fourth quarter of 1994. Other international sales, excluding Canada, represented 13% of the total sales in the first quarter of 1995 as compared with 11% in the comparable period of 1994 and 14% in the fourth quarter of 1994. The decline in the Company's sales from the fourth quarter of 1994 was attributable to seasonality, especially in its growing consumer business, shortages in components for certain server products and add-on options, and manufacturing and distribution constraints on certain newly introduced desktop products.

     The Company's significant increase in consolidated sales in the first quarter of 1995 in comparison to the same period of 1994 stemmed primarily from an increase in the number of units sold. Total computer unit sales increased more than 25% in the first quarter of 1995 over the comparable period of 1994. Unit sales growth resulted primarily from the Company's aggressively priced Compaq ProLinea(TM) and Presario(TM) desktop products, the Compaq Contura(TM) and LTE Elite(TM) portable computers, and the Compaq Proliant(TM) tower system products. During the first quarter of 1995 the Company carried out a major product transition. In February it introduced two new server products primarily targeted at the NetWare server market. In March the Company introduced new products in each of its product lines including the new 486 and Pentium-based Deskpro products designed to deliver desktop management features known as Intelligent Manageability in a network environment; the new 486 and Pentium-based ProLinea desktop products designed for use in a stand-alone environment;
the 120MHz ProLiant 1500 server product using the new Intel
120MHz Pentium processor; and enhanced models of its LTE Elite Notebook PCs featuring larger displays and hard drives. In April the Company introduced new models of its Presario PCs, including the Company's first Pentium-based consumer models.

     The personal computer industry is highly competitive and marked by frequent product introductions, continual improvement in product price/performance characteristics, and a large number of competitors. Approximately 29% of the Company's CPU sales in the first quarter of 1995 were derived from products introduced in 1995. These new products have been designed to allow the Company to achieve low product costs while offering high performance computers and the quality and reliability for which the Company's products have been known, thereby increasing the Company's ability to compete on price and value. Although the Company's growth in sales dollars exceeded unit sales growth for first quarter 1995 when compared to first quarter 1994 the difference is largely attributable to favorable currency fluctuations partially offset by unfavorable product mix and increased sales promotions. Competition will continue to have a significant impact on prices of the Company's products, and additional pricing actions are likely to occur as the Company attempts to maintain its competitive position in terms of price and performance characteristics and customer support services.

Gross Margin

     Gross margin as a percentage of sales declined to 24.5% in the first quarter of 1995, compared to 27.1% in the comparable period of 1994, remaining relatively flat with the 24.4% level in the fourth quarter of 1994. The fall from the first quarter of 1994 primarily resulted from unfavorable product mix, in particular a higher contribution of consumer products that generally carry lower margins, increased sales promotions to the Company's resellers and end user customers, and a decline in the margins on sales of the Company's option and peripheral products, partially offset by favorable currency fluctuations. The Company believes that an aggressive pricing environment will continue throughout 1995, placing pressure on the Company's gross margins. The Company maintains a strategy designed to increase its market share and continues to expand its presence in the price sensitive consumer market segment. This strategy, along with the expectation of a continued aggressive pricing environment and anticipated pricing actions with respect to certain older products, will continue to put pressure on the Company's gross margins. Accordingly, the Company anticipates continued fluctuations in its gross margin levels within a range of 23-24% for the remainder of 1995. The Company attempts to mitigate the effect of pricing actions through implementation of effective design to cost goals, the aggressive pursuit of reduced component costs, manufacturing efficiencies, and control of operating expenses.

Operating Expenses

     The Company strives to manage total operating expenses in line with sales growth and gross margin levels. Research and development costs increased 14% in absolute dollars in the first quarter of 1995 as compared with the corresponding period of 1994 while falling slightly as a percentage of sales. The Company is committed to continuing a significant research and development program and research and development costs are likely to increase in absolute dollars in the remaining quarters of 1995.

     Selling, general, and administrative expense increased in amount while remaining stable as a percentage of sales in the first quarter of 1995 as compared with the same period of 1994. The increase in expenses resulted from domestic and international selling expense associated with higher unit volumes as well as expense incurred in connection with the introduction of new products, increased advertising, the entry into new markets, and the expansion of distribution channels. The Company anticipates that in the remainder of 1995 selling, general, and administrative expense will increase in absolute dollars as it supports significant new product introductions, steps up its advertising and promotion programs, expands into new markets, and increases its investment in the area of service and support, especially in support of its systems business.

Other Items

     Other income and expense in the first quarter of 1995 was an expense of $36 million. In the first quarter of 1995 compared to the corresponding period of 1994, the Company experienced a lower net interest expense in absolute dollars. Net interest expense as a percentage of sales was lower in the first quarter of 1995 when compared to the corresponding period of 1994 primarily due to higher sales, higher interest income, and lower floorplan and factoring costs partially offset by higher interest expense due to a full quarter of interest expense associated with the Company's $300 million in senior notes issued in March 1994.

     The translation gains and losses relating to the financial statements of the Company's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and were a net loss of $24 million in the first quarter of 1995, compared to a net loss of $9 million in the first quarter of 1994.

Provision for Income Taxes

     The Company estimates the effective tax rate for 1995 will be 28%, an increase from 26% in 1994. The increase from 1994 is attributable to a decline in the ratio of earnings derived from the Company's Singaporean manufacturing subsidiary to total earnings. The Company's tax rate is heavily dependent upon the mix of earnings of its Singaporean manufacturing subsidiary due to this subsidiary's earnings not being subject to taxes in Singapore until September 1997 (with potential extension to September 2004 if certain cumulative investment levels and other conditions are met) and the Company's decision to invest a majority of the undistributed earnings of this subsidiary indefinitely in operations outside the United States. These earnings would become subject to U.S. tax if they were actually or deemed to be remitted to the Company as dividends or if the Company should sell its stock in this subsidiary. The Company does not provide tax on these earnings, which lowers its effective tax rate.

Liquidity and Capital Resources

     The Company's working capital increased to $3.3 billion at March 31, 1995, compared to $3.1 billion at December 31, 1994.

     The Company's cash, cash equivalents, and short-term investments increased to $760 million at March 31, 1995, from $471 million at December 31, 1994, primarily because of positive cash flow from operating activities. Accounts receivable increased to $2.4 billion at March 31, 1995, from $2.3 billion at December 31, 1994, as a result of an increase in days outstanding of receivables. Inventory levels increased to $2.1 billion from $2.0 billion during that period. The increase in inventory resulted from component shortages that delayed shipment of certain products and a different sales mix than anticipated. The Company's high levels of inventory associated with a major product transition could adversely affect the Company in the event of a drop in demand for PC products.

     Cash used in the first quarter of 1995 for the purchase of property, plant and equipment totaled $84 million. The Company estimates that capital expenditures for land, buildings, and equipment during the remainder of 1995 will be approximately $316 million. The Company has commitments for only a small portion of such amounts and the actual level of spending will depend on a variety of factors, including general economic conditions and the Company's business.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash balances, internally generated funds, and financing arrangements. The Company from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds for the Company's needs instead of repatriating funds in the form of dividends from its foreign subsidiaries. The Company has a $500 million syndicated credit facility, of which $200 million expires in July 1995 and $300 million expires in July 1997, which facility remains unused as of March 31, 1995. The Company has established a commercial paper program, which is supported by the $300 million portion of the syndicated credit facility. This program, which provides the Company with additional sources of working capital, remains unused as of March 31, 1995. In the U.S. and various international locations the Company has uncommitted bank lines of credit, of which $49 million was outstanding at the end of the quarter. The Company believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements, the Company continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon Company needs and market conditions.

Factors that May Affect Future Results

     The Company participates in a highly volatile industry that is characterized by fierce industry-wide competition for market share resulting in aggressive pricing practices, continually changing customer demand patterns, growing competition from well capitalized high technology and consumer electronics companies, and rapid technological development carried out in the midst of legal battles over intellectual property rights. The Company's operating results could be adversely affected should the Company be unable to anticipate customer requirements accurately, to maintain short design cycles while meeting evolving industry performance standards, to manage its product transitions, inventory levels, and manufacturing processes efficiently, to distribute its products quickly in response to customer demand, or to differentiate its products from those of its competitors.

     In recent quarters the Company has made significant investments in inventory to support higher sales. The Company expects the PC market to continue to expand significantly in the remainder of 1995 and is putting in place programs and products focused on expanding its market share. In the remainder of 1995 the Company anticipates that its inventory turns will improve as it implements various reengineering programs and completes a major product transition; however, in the event of a drop in worldwide demand for PC products, lower than anticipated demand for one or more of the Company's products, or a delay in reengineering implementation, there could be an adverse impact on inventory, cash, and related profitability.

     In order to maintain or increase its market share, the Company must continue to price its products competitively and from time to time may use various incentive programs to increase sales. Some of these strategies lower the average sales price per unit and may cause declines in gross margin and profitability. Other sales incentives increase operating expenses and may lower profitability. To compensate for the impact of reduced prices and sales incentives on its sales, gross margins, and profitability, the Company must increase unit shipments, especially of its high end system products and options, aggressively reduce costs, and maintain tight control over operating expenses. In the second quarter of 1995 the Company confronts the challenge of managing the inventory of its older products as it increases sales of its newer PCs. If the Company is not able to sell its inventory of older products at anticipated prices, there could be an adverse impact on sales, gross margins, and profitability.

     The Company continues to expand manufacturing and distribution capacity as well as reengineer its internal processes to support continued growth. During 1995 the Company is focusing on making its business processes more efficient in order to increase customer satisfaction, improve productivity, and lower costs. In connection with these efforts the Company will move many of its systems from a legacy environment of proprietary systems to client-server architectures. As the Company has grown it has outstripped the ability of certain of its systems to support continued expansion. Should the Company's transition to new systems not occur in a smooth and orderly manner, the Company could experience disruptions in the operations of its business, which could have an adverse financial impact.

     Competition for PC market share remains fierce. A number of the Company's suppliers also manufacture and market PCs or motherboards, which contain the microprocessor and other internal operating components of the PC. Several of the Company's competitors have recently announced plans to increase their PC market shares. In addition, a number of large consumer electronics companies are likely to enter the PC market as it expands into the consumer sector. Each of these companies may be willing to accept lower profit margins to win market share or to increase sales and profits in other parts of their businesses.

     Because of the pace of technological advances in the personal computer industry, the Company must introduce on a timely basis new products that offer customers competitive technologies while managing the production and marketing cycles of its existing products. In managing production levels, product transitions, and developments in microprocessor and other component technology, the Company must develop and implement effective strategies that anticipate component availability and pricing by suppliers as well as forecast customer demand for its products. The Company attempts to select suppliers that can provide sufficient and timely supplies of high quality components. There can be no assurance, however, that the Company will acquire sufficient supplies of components, including microprocessors, to deliver its products in volume in response to shifts in customer demand. In addition, the forecast of demand for newly introduced products is complicated by the availability of different product models, which may include various types of built-in peripherals and software, and the configuration requirements in certain markets, such as language. As a result, while overall demand may be in line with the Company's projections and manufacturing implementation, local market variations can lead to differences between expected and actual demand and resulting delays in shipment, which can affect the Company's financial results.

     The Company continually evaluates its key component and software content strategies to position its products in the market. Although the Company designs many of its own product components, across the Company's full product range significant elements of strategy are dependent on technological developments by third parties. Participants in the PC industry traditionally rely on the creation and implementation of technology standards to win the broadest market acceptance for their products. The Company must successfully manage and participate in the development of standards while continuing to differentiate its products in a manner valued by customers. A number of industry participants are expanding their efforts to win a competitive advantage by securing intellectual property rights to components and software adopted as standards in PC products. In order to minimize the impact on the Company of intellectual property claims by third parties, the Company pursues an active patent portfolio development plan. While industry participants generally accept, and may encourage, the use of their intellectual property by third parties under license, when intellectual property owned by competitors or suppliers becomes accepted as an industry standard, the Company must purchase components utilizing such technology from the owners of such technology or their licensees or must otherwise acquire rights to use such technology, which could result in increased Company costs. In addition, delays in access to technology developed by competitors and suppliers could delay the Company's design and manufacture of components and subsystems that distinguish its products.

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

     During the first quarter of 1995 the Company continued to broaden its product distribution. Offering its products in an increasing number of geographic locations and through a variety of distribution channels, including dealers, distributors, mail order, mass merchandise stores, consumer electronic outlets, and computer superstores, requires the Company to increase its geographic presence and to provide increased levels of sales and support interface with customers. There can be no assurance, however, that the requisite service and support to ensure the success of the Company's operations in new locations or through new channels can be achieved in a cost effective manner. While the Company anticipates that its geographic expansion will continue and the number of outlets for its products will continue to increase in the remainder of 1995, a reduction in the pace of this growth could affect sales and profitability. Geographic expansion, particularly the expansion of manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas such as Latin America, Eastern Europe, and China also subjects the Company to a number of economic and other risks, such as currency devaluation, expropriation, and related financial instability among resellers in these regions. The Company experienced a decline in its sales in the Latin American region during the first quarter of 1995 compared to the fourth quarter of 1994 as a result of measures that it took to manage the risks related to economic instability in certain countries. The Company anticipates that volatility will continue in this region in the remainder of 1995 and plans to try to take appropriate measures to limit its risks in this area.

     The Company's primary means of distribution remains third-party resellers. The Company continuously monitors and manages the credit it extends to resellers and attempts to limit credit risks by broadening its distribution channels, utilizing certain risk transfer instruments, and obtaining security interests in property owned by its debtors. The Company's business could be adversely affected in the event that the financial condition of third-party computer resellers worsens. Upon the financial failure of a major reseller, the Company could experience disruptions in its distribution as well as the loss of the unsecured portion of any outstanding accounts receivable. During the first quarter of 1995, the Company's receivable days outstanding increased to 74 from 63 at the end of the fourth quarter, primarily related to the sales pattern by month within the first quarter of 1995 and to a somewhat weaker accounts receivable condition in its Latin America and Asia markets.

     The value of the U.S. dollar continues to affect the Company's financial results. The functional currency for the Company's international subsidiaries is the U.S. dollar. When the U.S. dollar strengthens against other currencies, sales made in those currencies translate into lower sales in U.S. dollars; and when the U.S. dollar weakens, sales made in local currencies translate into higher sales in U.S. dollars. Correspondingly, costs and expenses incurred in non-U.S. dollar currencies increase when the U.S. dollar weakens and decline when the U.S. dollar strengthens. Accordingly, changes in exchange rates may positively or negatively affect the Company's sales (as expressed in U.S. dollars), gross margins, and operating expenses, and the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Through these programs the Company hedges its non-U.S. dollar net monetary assets and its Japanese yen denominated purchase commitments primarily through the use of forward exchange and option contracts. From time to time the Company also purchases foreign currency option contracts as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated sales of its international marketing subsidiaries, principally in Europe. These instruments provide only limited protection against currency exchange risks. The Company varies the percentage of anticipated sales that it attempts to protect against currency exchange risks based upon its judgment of currency markets and the costs of these instruments, and in some markets, particularly in developing areas, the Company's ability to utilize such instruments is limited. If the Company overestimates the hedging amount needed to protect anticipated sales during a period in which the dollar weakens, the Company could incur a significant expense that would not be balanced by the impact of favorable exchange rates on sales. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells its products or a weakening exchange rate against currencies in which the Company incurs costs, particularly the Japanese yen, the Company's sales or its costs are adversely affected.

     The Company's tax rate is heavily dependent upon the proportion of earnings that are derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the U.S. If the earnings of this subsidiary as a percentage of the Company's total earnings were to decline, or should the Company's ability to reinvest these earnings be reduced, the Company's tax rate would likely increase beyond the estimated 28%. In addition, should the Company's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary require significant adjustment due to audits or regulatory changes, the Company's overall tax rate could increase.

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

     Certain of the Company's facilities, including its European distribution center in Gorinchem, The Netherlands, and critical suppliers are located in areas that are at risk for natural disasters such as floods, tornadoes, and earthquakes. The Company's operating results and financial condition could be adversely affected should its ability to manufacture or distribute its products be impaired by such an event.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the first quarter of 1995. At the annual meeting of stockholders of the Company on April 26, 1995, the shareholders voted on: Proposal One to elect Benjamin M. Rosen, Eckhard Pfeiffer, Robert Ted Enloe, III, George H. Heilmeier, George E.R. Kinnear II, Peter N. Larson, Kenneth L. Lay and Kenneth Roman as directors of the Company; Proposal Two to amend the Company's restated Certificate of Incorporation, as amended, increasing the number of authorized shares of the Company's common stock, $.01 par value, from 400 million to 1 billion; Proposal Three to approve the Company's 1995 Equity Incentive Plan, and Proposal Four to approve the Compaq Computer Corporation Bonus Incentive Plan. The following tables set forth the votes on matters submitted at this meeting:


Matter                     For      Against or   Abstentions   Broker
                                     Withheld                  Non-Votes
Proposal One:
Election
of Directors

Benjamin M. Rosen       228,722,049     752,616          0           0
Eckhard Pfeiffer        228,718,842     755,823          0           0
Robert Ted Enloe, III   228,693,710     780,955          0           0
George H. Heilmeier     228,730,845     743,820          0           0
George E.R. Kinnear II  228,670,414     804,251          0           0
Peter N. Larson         228,626,351     848,314          0           0
Kenneth L. Lay          228,727,150     747,515          0           0
Kenneth Roman           228,698,938     775,727          0           0

Proposal Two:
Amend Certificate
of Incorporation        181,588,987  45,516,354    777,030   1,592,294

Proposal Three:
1995 Equity
Incentive Plan          165,659,023  62,492,507  1,323,135           0

Proposal Four:
Bonus Incentive Plan    164,424,042  31,555,744  1,250,969  32,243,910


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit    Description
        No.

        11         Statement regarding computation of per share earnings

        27         Financial Data Schedule (EDGAR version only)

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 1995                  Compaq Computer Corporation

                              /s/    DARYL J. WHITE
                              -----------------------------------
                              Daryl J. White, Senior Vice President,
                              Finance, and Chief Financial Officer
                              (as authorized officer and as principal
                              financial officer)