Form 10-Q/A
period 1995-03-31
COMPAQ COMPUTER CORP
filed 1995-05-15
CIK 714154

____________________________________________________________



                                 FORM 10-Q/A



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
Stockholders' equity:-
 Preferred stock, $.01 par value
  (authorized: 10 million shares; issued: none)
 Common stock and capital in excess of $.01 par value
  (authorized: 400 million shares; issued and
  outstanding: 261.7 million shares at March 31, 1995
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

May 15, 1995                  Compaq Computer Corporation

                              /s/    DARYL J. WHITE
                              -----------------------------------
                              Daryl J. White, Senior Vice President,
                              Finance, and Chief Financial Officer
                              (as authorized officer and as principal
                              financial officer)