Form 10-Q
period 1995-06-30
COMPAQ COMPUTER CORP
filed 1995-08-14
CIK 714154

____________________________________________________________



                                 FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarterly Period Ended June 30, 1995



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

                          Yes  [ x ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of June 30, 1995, was 264.2 million.

       ____________________________________________________________

                    P A R T  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                         COMPAQ COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                   ASSETS
                                                     June  30,   December 31,
                                                        1995         1994
                                                      --------------------
                                                          (in millions)
Current assets:
 Cash and cash equivalents                            $   992      $   471
 Accounts receivable, net                               2,589        2,287
 Inventories                                            2,036        2,005
 Deferred income taxes                                    303          303
 Prepaid expenses and other current assets                158           92
                                                      --------------------
  Total current assets                                  6,078        5,158
Property, plant, and equipment,
 less accumulated depreciation                          1,003          944
Other assets                                               52           64
                                                      --------------------
                                                      $ 7,133      $ 6,166
                                                      ====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                     $ 1,174      $   888
 Income taxes payable                                     268          246
 Other current liabilities                              1,034          879
                                                      --------------------
  Total current liabilities                             2,476        2,013
                                                      --------------------
Long-term debt                                            300          300
                                                      --------------------
Deferred income taxes                                     179          179
                                                      --------------------
Stockholders' equity:-
 Preferred stock, $.01 par value
  (authorized: 10 million shares; issued: none)
 Common stock and capital in excess of $.01 par value
  (authorized: 1 billion shares; issued and
  outstanding: 264.2 million shares at June 30, 1995
  and 261.0 million shares at December 31, 1994)          781          739
 Retained earnings                                      3,397        2,935
                                                      --------------------
  Total stockholders' equity                            4,178        3,674
                                                      --------------------
                                                      $ 7,133      $ 6,166
                                                      ====================

                See accompanying notes to consolidated financial data

Page 2
                     COMPAQ COMPUTER CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)


                                  Six months ended        Quarter ended
                                       June 30,              June 30,
                                    1995      1994        1995      1994
                                  ----------------------------------------
                                  (in millions, except per share amounts)

Sales                             $ 6,460   $ 4,777     $ 3,501   $ 2,499
Cost of sales                       4,910     3,497       2,675     1,836
                                  ----------------------------------------
                                    1,550     1,280         826       663
                                  ----------------------------------------

Research and development costs        124       107          64        54
Selling, general, and
 administrative expense               719       557         391       303
Other income and expense, net          66        44          30        22
                                  ----------------------------------------
                                      909       708         485       379
                                  ----------------------------------------
Income before provision
 for income taxes                     641       572         341       284
Provision for income taxes            179       149          95        74
                                  ----------------------------------------
Net income                        $   462   $   423     $   246   $   210
                                  ========================================

Earnings per common and
 common equivalent share:
    Primary                       $  1.70   $  1.58     $  0.90   $  0.78
                                  ========================================
    Assuming full dilution        $  1.69   $  1.58     $  0.90   $  0.78
                                  ========================================

Shares used in computing
 earnings per common and
 common equivalent share:
    Primary                         271.6     267.4       272.2     268.6
                                  ========================================
    Assuming full dilution          272.8     267.8       273.1     268.6
                                  ========================================

           See accompanying notes to consolidated financial data

Page 3
                        COMPAQ COMPUTER CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                           Six months ended
                                                               June 30,
                                                           1995       1994
                                                         -------------------
                                                            (in millions)

Cash flows from operating activities:
 Cash received from customers                            $ 6,236    $ 4,371
 Cash paid to suppliers and employees                     (5,367)    (4,549)
 Interest and dividends received                              20         13
 Interest paid                                               (49)       (28)
 Income taxes paid                                          (163)       (46)
                                                         -------------------
  Net cash provided by (used in) operating activities        677       (239)
                                                         -------------------
Cash flows from investing activities:
 Purchases of property, plant, and equipment, net           (177)      (149)
 Purchases of short-term investments                                    (69)
 Maturities of short-term investments                                    12
 Other, net                                                   13        (40)
                                                         -------------------
  Net cash used in investing activities                     (164)      (246)
                                                         -------------------
Cash flows from financing activities:
 Proceeds from sale of equity securities                      42         60
 Issuance of long-term debt                                             300
                                                         -------------------
  Net cash provided by financing activities                   42        360
                                                         -------------------
Effect of exchange rate changes on cash                      (34)        14
                                                         -------------------
  Net increase (decrease) in cash and cash equivalents       521       (111)
Cash and cash equivalents at beginning of period             471        627
                                                         -------------------
Cash and cash equivalents at end of period               $   992    $   516
                                                         ===================

Reconciliation of net income to net cash provided by
 (used in) operating activities:
 Net income                                              $   462    $   423
  Depreciation and amortization                              103         78
  Provision for bad debts                                      9         29
  Deferred income taxes                                                   3
  Currency exchange losses                                    33         23
  Increase in accounts receivable                           (249)      (410)
  Increase in inventories                                    (30)    (1,118)
  Increase in prepaid expenses and
   other current assets                                      (65)       (19)
  Increase in accounts payable                               281        494
  Increase in income taxes payable                            17        100
  Increase in other current liabilities                      116        158
                                                         -------------------
   Net cash provided by (used in) operating activities   $   677    $  (239)
                                                         ===================

           See accompanying notes to consolidated financial data

Page 4
                        COMPAQ COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL DATA


Note 1 - Basis of presentation

The accompanying unaudited financial data as of June 30, 1995 and December 31, 1994 and for the six month periods ended June 30, 1995 and 1994 have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of the Company, the data reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates.

Note 2 - Inventories

Inventories consisted of the following components:

                                          June 30,       December 31,
                                            1995             1994
                                          ------------------------
                                                (in millions)

Raw materials                             $   646          $ 1,013
Work-in-process                               300              266
Finished goods                              1,090              726
                                          ------------------------
                                          $ 2,036          $ 2,005
                                          ========================

Note 3 - Other income and expense

Other income and expense consisted of the following components:


                                    Six months ended  Quarter ended
                                       June 30,          June 30,
                                     1995    1994      1995    1994
                                    -------------------------------
                                                (in millions)

Interest and dividend income        $ (20)  $ (13)    $ (10)  $  (7)
Interest expense associated
 with hedging                          11       7         5       3
Other interest expense                 37      27        23      14
Currency exchange losses, net          33      23         9      14
Other, net                              5                 3      (2)
                                    --------------------------------
                                    $  66   $  44     $  30   $  22
                                    ================================

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated interim financial statements.

Results of Operations

     The following table presents, as a percentage of sales, certain selected financial data for the six months and quarters ended June 30, 1995 and 1994.

                                           Six months ended   Quarter ended
                                               June 30,          June 30,
                                             1995    1994      1995    1994
                                           ---------------------------------
Sales                                       100.0%  100.0%    100.0%  100.0%
Cost of sales                                76.0    73.2      76.4    73.4
                                           ---------------------------------
Gross margin                                 24.0    26.8      23.6    26.6
                                           ---------------------------------

Research and development costs                1.9     2.2       1.8     2.2
Selling, general, and administrative expense 11.1    11.7      11.2    12.1
Other income and expense, net                 1.1      .9        .9      .9
                                           ---------------------------------
                                             14.1    14.8      13.9    15.2
                                           ---------------------------------

Income before provision for income taxes      9.9%   12.0%      9.7%   11.4%
                                           =================================

Sales

     Sales increased 40% and 35% in the second quarter and first half of 1995, respectively, over the comparable periods of 1994, and 18% over the first quarter of 1995. European sales represented 37% and 38% of total sales in the second quarter and first half of 1995, respectively, as compared with 32% and 34% in the corresponding periods of 1994. Other international sales, excluding Canada, represented 16% and 15% of the total sales in the second quarter and first half of 1995 as compared with 16% and 13% in the comparable periods of 1994.

     The Company's significant increase in consolidated sales in the second quarter stemmed primarily from an increase in the number of units sold. Total computer unit sales increased approximately 16% in the second quarter of 1995 over the comparable period of 1994. Unit sales growth resulted primarily from the Company's aggressively priced
Compaq ProLinea and Presario desktop products, the Compaq
Contura and LTE Elite portable computers, and the Compaq
Proliant tower system products. During the first half of 1995, the Company carried out a major product transition.
During the second quarter it announced twelve new Presario products, including Pentium-based models, added new Intel
120-megahertz Pentium models to its Deskpro XL family, and introduced the ProLiant 4500, its most powerful server product.

     The personal computer industry is highly competitive and marked by frequent product introductions, continual improvement in product price/performance characteristics, and a large number of competitors. Approximately 70% of the Company's CPU sales in the second quarter of 1995 were derived from products introduced in 1995. These new products have been designed to allow the Company to achieve low product costs while offering high performance computers and the quality and reliability for which the Company's products have been known, thereby increasing the Company's ability to compete on price and value. Although the Company's growth in sales dollars exceeded unit sales growth for second quarter 1995 when compared to second quarter 1994, the difference is largely attributable to favorable currency fluctuations, a higher component of options sales, and a favorable mix of systems products, partially offset by an unfavorable mix of consumer products and increased sales promotions. Competition will continue to have a significant impact on prices of the Company's products, and additional pricing actions are likely to occur as the Company attempts to maintain its competitive position in terms of price and performance characteristics and customer support services.

Gross Margin

     Gross margin as a percentage of sales fell to 23.6% and 24.0% in the second quarter and first half of 1995, respectively, compared to 26.6% and 26.8% in the second quarter and first half of 1994, while it declined from 24.5% in the first quarter of 1995. The decline in margins primarily resulted from unfavorable product mix, in particular a higher contribution of consumer products that generally carry lower margins, costs associated with product transitions, and a generally more aggressive pricing environment, partially offset by favorable currency fluctuations and a favorable mix of systems products. The Company believes that an aggressive pricing environment will continue throughout 1995, placing pressure on the Company's gross margins. The Company maintains a strategy designed to increase its market share and to expand its presence in the price sensitive consumer market segment. This strategy, along with the expectation of a continued aggressive pricing environment and anticipated pricing actions with respect to certain older products, will continue to put pressure on the Company's gross margins. The Company attempts to mitigate the effect of pricing actions through implementation of effective design to cost goals, the aggressive pursuit of reduced component costs, manufacturing efficiencies, control of operating expenses, and growth of its higher margin businesses such as its systems and options products.

Operating Expenses

     The Company strives to manage total operating expenses in line with sales growth and gross margin levels. Research and development costs increased 19% and 16% in absolute dollars in the second quarter and first half of 1995, respectively, as compared with the corresponding periods of 1994, while declining slightly as a percentage of sales.
The Company is committed to continuing a significant research and development program and research and development costs are likely to increase in absolute dollars in the remaining quarters of 1995.

     Selling, general, and administrative expense increased in amount while declining as a percentage of sales in the second quarter and first half of 1995 as compared with the same periods of 1994. The increase in expenses resulted from domestic and international selling expense associated with higher unit volumes as well as expense incurred in connection with the introduction of new products, increased advertising, the entry into new markets, and the expansion of distribution channels. The Company anticipates that in the remainder of 1995, selling, general, and administrative expense will increase in absolute dollars as it supports significant new product introductions, steps up its advertising and promotion programs, expands into new markets, and increases its investment in the area of service and support, especially in support of its systems business.

Other Items

     Other income and expense in the second quarter of 1995 was an expense of $30 million. In the second quarter of 1995 compared to the corresponding period of 1994, the Company experienced a higher net interest expense in absolute dollars as a result of short-term borrowing in Brazil to finance and hedge the Company's manufacturing and sales operations in that country.

     The translation gains and losses relating to the financial statements of the Company's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and were a net loss of $9 million in the second quarter of 1995, compared to a net loss of $14 million in the second quarter of 1994.

Provision for Income Taxes

     The Company estimates the effective tax rate for 1995 will be 28%, an increase from 26% in 1994. The increase from 1994 is primarily attributable to a decline in the ratio of earnings derived from the Company's Singaporean manufacturing subsidiary to total earnings. The Company's tax rate is heavily dependent upon the mix of earnings of its Singaporean manufacturing subsidiary due to a tax holiday granted by the Singaporean authorities on manufacturing income generated by this subsidiary. This holiday is effective through August 2001 with the potential for extension through August 2004 if certain cumulative investment levels and other conditions are met. The Company does not provide tax on these earnings, based on its decision to invest a majority of the undistributed earnings of this subsidiary indefinitely in operations outside the United States, which lowers its effective tax rate. These earnings would become subject to U.S. tax if they were actually or deemed to be remitted to the Company as dividends or if the Company should sell its stock in this subsidiary.

Liquidity and Capital Resources

     At June 30, 1995, the Company had working capital of approximately $3.6 billion compared to $3.1 billion at December 31, 1994.

     The Company's cash and cash equivalents increased to $992 million at June 30, 1995, from $471 million at December 31, 1994, primarily because of positive cash flow from operating activities. Accounts receivable increased to $2.6 billion at June 30, 1995, from $2.3 billion at December 31, 1994, as a result of higher sales levels and an increase in days sales outstanding of receivables. Receivable days of 67 at June 30, 1995, are higher than comparable periods in 1994 due to the Company's expanding presence in emerging markets, particularly in China and Latin America. In the event that days sales outstanding significantly lengthen, the Company's cash could be adversely affected. Inventory levels of $2.0 billion were relatively flat with December 31, 1994, and down from $2.1 billion at March 31, 1995.

     Cash used in the first half of 1995 for the purchase of property, plant, and equipment totaled $177 million, including $93 million in the second quarter. The Company estimates that capital expenditures for land, buildings, and equipment during the remainder of 1995 will be approximately $200 million. The Company has commitments for only a small portion of such amounts and the actual level of spending will depend on a variety of factors, including general economic conditions and the Company's business.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash balances, internally generated funds, and financing arrangements. The Company from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds for the Company's needs instead of repatriating funds in the form of dividends from its foreign subsidiaries. The Company has a $300 million syndicated credit facility, which expires in July 1997 and remains unused as of June 30, 1995. The Company has established a commercial paper program, which is supported by the syndicated credit facility. This program, which provides the Company with additional sources of working capital, remains unused as of June 30, 1995. In the U.S. and various international locations the Company has uncommitted bank lines of credit, of which $70 million was outstanding at the end of the quarter. The Company had a $200 million syndicated credit facility that expired in July 1995, which the Company is in the process of renewing. The Company believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. The Company continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon Company needs and market conditions.

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

     In order to maintain or increase its market share, the Company must continue to price its products competitively and from time to time may use various incentive programs to increase sales. Some of these strategies lower the average sales price per unit and may cause declines in gross margin and profitability. Other sales incentives increase operating expenses and may lower profitability. To compensate for the impact of reduced prices and sales incentives on its sales, gross margins, and profitability, the Company must increase unit shipments, especially of its high end system products and options, aggressively reduce costs, and maintain tight control over operating expenses. In the third quarter of 1995 the Company confronts the challenge of managing the inventory of its older products as it increases sales of its newer PCs. If the Company is not able to sell its inventory of older products at anticipated prices, there could be an adverse impact on sales, gross margins, and profitability.

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

     Competition for PC market share remains fierce. A number of the Company's suppliers also manufacture and market PCs or motherboards, which contain the microprocessor and other internal operating components of the PC. Several of the Company's competitors have recently announced plans to increase their PC market shares. In addition, a number of large consumer electronics companies are likely to enter the PC market as it expands into the consumer sector. Each of these companies may be willing to accept lower profit margins to win market share.

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

     In managing production levels, product transitions, and developments in microprocessor and other component technology, the Company must develop and implement effective strategies that anticipate availability and pricing by suppliers as well as forecast customer demand for its products. The Company attempts to select suppliers that can provide sufficient and timely supplies of high quality material. There can be no assurance, however, that the Company will acquire sufficient supplies of components, including microprocessors, to deliver its products in volume in response to shifts in customer demand. In addition, certain of the Company's future products will be manufactured by third party original equipment manufacturers, which could fail to respond in a timely manner to the Company's purchase orders or could fail to meet the Company's quality standards. The Company attempts to maintain tight control over production by third party original equipment manufacturers to ensure that these products will comply with its standards and schedule.

     The Company continually evaluates its key component and software content strategies to position its products in the market. Although the Company designs many of its own product components, across the Company's full product range significant elements of strategy are dependent on technological developments by third parties. Participants in the PC industry traditionally rely on the creation and implementation of technology standards to win the broadest market acceptance for their products. Competitors of companies whose products have become standard in the industry may claim that such products violate the law in some manner. In 1995 certain competitors of Microsoft Corporation have argued that one or more features of Microsoft Windows95 violate antitrust laws and these claims have been investigated by the U.S. Department of Justice. While the Department of Justice has announced that it will take no action against Microsoft prior to the introduction of Windows95, the investigation continues. If as a result of further legal proceedings a court were to enjoin the distribution of Windows95 in its current form, the personal computer industry could experience delays in shipping products containing such software.

     The Company must successfully manage and participate in the development of standards while continuing to differentiate its products in a manner valued by customers. A number of industry participants are expanding their efforts to win a competitive advantage by securing intellectual property rights to components and software adopted as standards in PC products. To minimize the impact on the Company of intellectual property claims by third parties, the Company pursues an active patent portfolio development plan. While industry participants generally accept, and may encourage, the use of their intellectual property by third parties under license, when intellectual property owned by competitors or suppliers becomes accepted as an industry standard, the Company must purchase components utilizing such technology from the owners of such technology or their licensees or must otherwise acquire rights to use such technology, which could result in increased Company costs. In addition, delays in access to technology developed by competitors and suppliers could slow down the Company's design and manufacture of components and subsystems that distinguish its products.

     Because of rapid technological changes in the computer industry, extensive patent and copyright coverage, and the rapid establishment of new copyright and patent rights, certain components of the Company's products designed by the Company or purchased from third parties may unknowingly infringe intellectual property rights of others. The Company believes, based in part on industry practices, that if any infringements do exist, the Company will be able to modify its products to avoid infringement, obtain components that do not infringe, or obtain licenses or rights to such intellectual property on terms not having a material adverse effect on the Company. There can be no assurance, however, that the Company will be able to ensure that component supplies and the cost of components are not adversely affected by legal proceedings in which an adverse determination is made with respect to intellectual property rights.

     During the second quarter of 1995, the Company continued to broaden its product distribution. Offering its products in an increasing number of geographic locations and through a variety of distribution channels, including dealers, distributors, mail order, mass merchandise stores, consumer electronic outlets, and computer superstores, requires the Company to increase its geographic presence and to provide increased levels of sales and support interface with customers. There can be no assurance, however, that the requisite service and support to ensure the success of the Company's operations in new locations or through new channels can be achieved in a cost effective manner. While the Company anticipates that its geographic expansion will continue and the number of outlets for its products will continue to increase in the remainder of 1995, a reduction in the pace of this growth could affect sales and profitability. Geographic expansion, particularly the expansion of manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically and politically volatile areas such as Latin America, Eastern Europe, Hong Kong, and China also subjects the Company to a number of economic and other risks, such as currency devaluation, expropriation, and related financial instability among resellers in these regions. The Company continues to evaluate its business operations in these regions and attempts to take appropriate measures to limit its risks in these areas.

     The Company's primary means of distribution remains third-party resellers. The Company continuously monitors and manages the credit it extends to resellers and attempts to limit credit risks by broadening its distribution channels, utilizing certain risk transfer instruments, and obtaining security interests in property owned by its debtors. The Company's business could be adversely affected in the event that the financial condition of third-party computer resellers worsens. Upon the financial failure of a major reseller, the Company could experience disruptions in its distribution as well as the loss of the unsecured portion of any outstanding accounts receivable. The Company generally has experienced longer accounts receivable cycles in its emerging markets, in particular Latin America and China, when compared to its U.S. and European markets. In the event that accounts receivable cycles in these developing markets lengthen further or one or more of the Company's larger resellers in these regions fail, the Company could be adversely affected.

     The value of the U.S. dollar continues to affect the Company's financial results. The functional currency for the Company's international subsidiaries is the U.S. dollar. When the U.S. dollar strengthens against other currencies, sales made in those currencies translate into lower sales in U.S. dollars; and when the U.S. dollar weakens, sales made in local currencies translate into higher sales in U.S. dollars. Correspondingly, costs and expenses incurred in non-U.S. dollar currencies increase when the U.S. dollar weakens and decline when the U.S. dollar strengthens. Accordingly, changes in exchange rates may positively or negatively affect the Company's sales (as expressed in U.S. dollars), gross margins, and operating expenses, and the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Through these programs the Company hedges its non-U.S. dollar net monetary assets and its Japanese yen denominated purchase commitments primarily through the use of forward exchange and option contracts. From time to time the Company also purchases foreign currency option contracts as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated sales of its international marketing subsidiaries, principally in Europe. These instruments provide only limited protection against currency exchange risks. The Company varies the percentage of anticipated sales that it attempts to protect against currency exchange risks based upon its judgment of currency markets and the costs of these instruments, and in some markets, particularly in developing areas, the Company's ability to utilize such instruments is limited. If the Company overestimates the hedging amount needed to protect anticipated sales during a period in which the dollar weakens, the Company could incur a significant expense that would not be balanced by the impact of favorable exchange rates on sales. All currency contracts that are entered into by the Company are components of its hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells its products or a weakening exchange rate against currencies in which the Company incurs costs, particularly the Japanese yen, the Company's sales or its costs are adversely affected.

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

     Certain of the Company's facilities, including its European distribution center in Gorinchem, The Netherlands, and critical suppliers are located in areas that are at risk for natural disasters such as floods, tornadoes, hurricanes, and earthquakes. The Company's operating results and financial condition could be adversely affected should its ability to manufacture or distribute its products be impaired by such an event.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Information in regard to the election of directors at the annual meeting of stockholders of the Company on April
26, 1995, is set forth in Item 4 of the Company's Quarterly
Report on Form 10-Q for the period ended March 31, 1995.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit No.    Description

     11        Statement regarding computation of per share earnings

     27        EDGAR financial data schedule

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 1995                    Compaq Computer Corporation

                              /s/    DARYL J. WHITE
                              ------------------------------
                              Daryl J. White, Senior Vice President,
                              Finance, and Chief Financial Officer
                              (as authorized officer and as principal
                              financial officer)