Form 10-Q
period 1995-09-30
COMPAQ COMPUTER CORP
filed 1995-11-08
CIK 714154

____________________________________________________________



                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarterly Period Ended September 30, 1995



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

                     Yes  [ x ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of September 30, 1995, was 265.8 million.

  ____________________________________________________________

                      P A R T  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                         COMPAQ COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                   ASSETS
                                                   September 30, December 31,
                                                        1995         1994
                                                      --------------------
                                                          (in millions)
Current assets:
 Cash and cash equivalents                            $ 1,120      $   471
 Accounts receivable, net                               2,669        2,287
 Inventories                                            2,344        2,005
 Deferred income taxes                                    303          303
 Prepaid expenses and other current assets                142           92
                                                      --------------------
  Total current assets                                  6,578        5,158
Property, plant, and equipment,
 less accumulated depreciation                          1,058          944
Other assets                                               52           64
                                                      --------------------
                                                      $ 7,688      $ 6,166
                                                      ====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                     $ 1,573      $   888
 Income taxes payable                                     262          246
 Other current liabilities                                929          879
                                                      --------------------
  Total current liabilities                             2,764        2,013
                                                      --------------------
Long-term debt                                            300          300
                                                      --------------------
Deferred income taxes                                     179          179
                                                      --------------------
Stockholders' equity:-
 Preferred stock, $.01 par value
  (authorized: 10 million shares; issued: none)
 Common stock and capital in excess of $.01 par value
  (authorized: 1 billion shares; issued and
  outstanding: 265.8 million shares at September 30,
  1995 and 261.0 million shares at December 31, 1994)     803          739
 Retained earnings                                      3,642        2,935
                                                      --------------------
  Total stockholders' equity                            4,445        3,674
                                                      --------------------
                                                      $ 7,688      $ 6,166
                                                      ====================

                See accompanying notes to consolidated financial data

                           COMPAQ COMPUTER CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                            Nine months ended        Quarter ended
                              September 30,           September 30,
                             1995      1994          1995      1994
                            ----------------------------------------
                            (in millions, except per share amounts)

Sales                       $10,054    $7,615       $3,594    $2,838
Cost of sales                 7,685     5,682        2,775     2,185
                            -------    ------       ------    ------
                            $ 2,369    $1,933       $  819    $  653
                            -------    ------       ------    ------

Research & Development costs    189       165           65        58
Selling, general, and
 administrative expense       1,125       867          406       310
Other income & expense,net       74        58            8        14
                            -------    ------       ------    ------
                              1,388     1,090          479       382
                            -------    ------       ------    ------

Income before provision
    for income taxes            981       843          340       271
Provision for income taxes      274       219           95        70
                            -------    ------       ------    ------
Net income                  $   707    $  624       $  245    $  201
                            =======    ======       ======    ======

Earnings per common and
  common equivalent share:
        Primary             $  2.59   $$ 2.33       $ 0.89    $ 0.75
                            =======    ======       ======    ======
        Assuming full
           dilution         $  2.57   $$ 2.33       $ 0.89    $ 0.75
                            =======    ======       ======    ======

Shares used in computing
  earnings per common and
  common equivalent share:
        Primary               272.8     267.9        275.2     268.8
                            =======    ======       ======    ======
        Assuming full
           dilution           274.5     268.1        275.2     268.8
                            =======    ======       ======    ======

          See accompanying notes to consolidated financial data

                        COMPAQ COMPUTER CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                          Nine months
                                                       ended September 30,
                                                         1995      1994
                                                       --------   --------
                                                           (in millions)
Cash flows from operating activities:
 Cash received from customers                          $ 9,698    $ 6,970
 Cash paid to suppliers and employees                   (8,459)    (7,365)
 Interest and dividends received                            35         17
 Interest paid                                             (83)       (54)
 Income taxes paid                                        (269)      (187)
                                                       --------   --------
  Net cash provided by (used in)
   operating activities                                    922       (619)
                                                       --------   --------
Cash flows from investing activities:
 Purchases of property, plant, and equipment, net          288       (260)
 Purchases of short-term investments                                  (69)
 Maturities of short-term investments                                  66
 Other, net                                                 12        (46)
                                                       --------   --------
  Net cash used in investing activities                   (276)      (309)
                                                       --------   --------
Cash flows from financing activities:
 Proceeds from sale of equity securities                    64         68
 Proceeds from short-term borrowings                                  346
 Issuance of long-term debt                                           300
                                                       --------   --------
  Net cash provided by financing activities                714        714
                                                       --------   --------
Effect of exchange rate changes on cash                    (61)       (24)
                                                       --------   --------
  Net increase (decrease) in cash
   and cash equivalents                                   (649)      (238)
Cash and cash equivalents at beginning of period           471        627
                                                       --------   --------
Cash and cash equivalents at end of period             $ 1,120    $   389
                                                       ========   ========

Reconciliation of net income to net cash
 provided by (used in) operating activities:
 Net income                                            $   707    $   624
  Depreciation and amortization                            160        125
  Provision for bad debts                                   23         28
  Deferred income taxes                                                 3
  Currency exchange losses                                  28         25
  Increase in accounts receivable                         (372)      (656)
  Increase in inventories                                 (339)    (1,177)
  Increase in prepaid expenses and
   other current assets                                    (51)       (62)
  Increase in accounts payable                             684        193
  Increase in income taxes payable                          11         29
  Increase in other current liabilities                     71        249
                                                       --------   --------
   Net cash provided by (used in) operating activities $   922    $  (619)
                                                       ========   ========


          See accompanying notes to consolidated financial data

                     COMPAQ COMPUTER CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL DATA

Note 1 - Basis of presentation

The accompanying unaudited financial data as of September 30, 1995 and December 31, 1994 and for the three month and nine month periods ended September 30, 1995 and 1994 have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of the Company, the data reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates.

Note 2 - Inventories

Inventories consisted of the following components:

                                           September 30,    December 31,
                                               1995            1994
                                             -------          -------
                                                   (in millions)

Raw materials                                $   929          $ 1,013
Work-in-process                                  305              266
Finished goods                                 1,110              726
                                             -------          -------
                                             $ 2,344          $ 2,005
                                             =======          =======
Note 3 - Other income and expense

Other income and expense consisted of the following components:

                                           Nine months     Three months
                                              ended            ended
                                          September 30,    September 30,
                                           1995    1994     1995   1994
                                          -----   -----    -----   -----
                                                   (in millions)

Interest and dividend income              $(35)   $(17)    $(15)   $ (4)
Interest expense associated with hedging    14       8        3       1
Other interest expense                      58      45       21      18
Currency exchange (gains) losses, net       28      25       (5)      2
Other, net                                   9      (3)       4      (3)
                                          -----   -----    -----   -----
                                          $ 74    $ 58     $  8    $ 14
                                          =====   =====    =====   =====

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated interim financial statements.

Results of Operations

     The following table presents, as a percentage of sales, certain selected financial data for the nine months and quarters ended September 30, 1995 and 1994.

                                     Periods ended September 30,
                                    Nine months        Quarter
                                    1995    1994     1995   1994
                                   ------------------------------
Sales                              100.0%  100.0%   100.0% 100.0%
Cost of sales                       76.4    74.6     77.2   77.0
                                   ------------------------------
Gross margin                        23.6    25.4     22.8   23.0
                                   ------------------------------

Research and development costs       1.9     2.2      1.8    2.0
Selling, general, and
 administrative expense             11.2    11.4     11.3   10.9
Other income and expense, net         .7      .7       .2     .6
                                   ------------------------------
                                    13.8    14.3     13.3   13.5
                                   ------------------------------
Income from consolidated companies
 before provision for income taxes   9.8%   11.1%     9.5%   9.5%
                                   ==============================

Sales
     Sales increased 27% and 32% in the third quarter and first nine months of 1995, respectively, over the comparable periods of 1994, and 3% over the second quarter of 1995. North American sales represented 52% and 49% of total sales in the third quarter and first nine months of 1995, respectively, as compared with 50% and 52% in the corresponding periods of 1994. European sales represented 32% and 36% of total sales in the third quarter and first nine months of 1995, respectively, as compared with 33% and 34% in the corresponding periods of 1994. Other international sales, excluding Canada, represented 16% and 15% total sales in the third quarter and first nine months of 1995 as compared with 17% and 14% in the comparable periods of 1994.

     The Company's significant increase in consolidated sales in the third quarter stemmed primarily from an increase in the number of units sold. Total computer unit sales increased approximately 14% in the third quarter of 1995 over the comparable period of 1994. Unit sales growth resulted primarily from the Company's aggressively priced Compaq ProLinea(R) and Presario(R) desktop products, the Compaq Contura(R) portable computers, and the Compaq Proliant(R) tower system products. Although the Company's growth in sales dollars exceeded unit sales growth for third quarter 1995 when compared to third quarter 1994, the difference is largely attributable to favorable currency fluctuations, a higher component of options sales, and a favorable mix of systems products, partially offset by an unfavorable mix of consumer products.

     During the first nine months of 1995, the Company carried out major product transitions in each of its product areas. During the third quarter it announced the Presario 9500, 7100, and 5500 series featuring audio and video technology, nine new commercial desktop computers based on the 133 Mhz Pentium microprocessors, and the Company's first Pentium-based notebook computer, the LTE 5000. In October the Company announced the new Compaq Proliant 4500 servers, its most powerful server product. These products have been designed to allow the Company to achieve low product costs while offering high performance computers and the quality and reliability for which the Company's products have been known, thereby increasing the Company's ability to compete on price and value. Approximately 90% of the Company's CPU sales in the third quarter of 1995 were derived from products introduced in 1995 and more than 60% of CPU sales used Pentium microprocessors.

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

Gross Margin

     Gross margin as a percentage of sales fell to 22.8% and 23.6% in the third quarter and first nine months of 1995, respectively, compared to 23.0% and 25.4% in the third quarter and first nine months of 1994, and 23.6% in the second quarter of 1995. The decline in margins from second quarter 1995 to third quarter 1995 primarily resulted from unfavorable product mix, in particular a higher contribution of consumer products that generally carry lower margins, unfavorable currency fluctuations, costs associated with product transitions, and a generally more aggressive pricing environment, partially offset by a favorable mix of systems products. The Company believes that an aggressive pricing environment will continue for the remainder of 1995, placing pressure on the Company's gross margins. The Company maintains a strategy designed to increase its market share and to expand its presence in the price sensitive consumer market segment. This strategy, along with the expectation of an aggressive pricing environment and continued pricing actions with respect to the Company's existing products, will continue to put pressure on the Company's gross margins. The Company attempts to mitigate the effect of pricing actions through implementation of effective design to cost goals, the aggressive pursuit of reduced component costs, manufacturing efficiencies, control of operating expenses, and growth of its higher margin businesses such as its systems and options products.
Operating Expenses

     The Company strives to manage total operating expenses in line with sales growth and gross margin levels. Research and development costs increased 12% and 15% in absolute dollars in the third quarter and first nine months of 1995, respectively, as compared with the corresponding periods of 1994, while declining slightly as a percentage of sales. The Company is committed to continuing a significant research and development program and research and development costs are likely to increase in absolute dollars in the remainder of 1995.
     Selling, general, and administrative expense increased as a percentage of sales in the third quarter of 1995 as compared with the same period of 1994 while remaining relatively stable as a percentage of sales compared to the second quarter of 1995. The increase in expense resulted from domestic and international selling expense associated with higher unit volumes as well as expense incurred in connection with the introduction of new products, the entry into new markets, and the expansion of distribution channels. The Company anticipates that in the remainder of 1995, selling, general, and administrative expense will increase in absolute dollars in support of anticipated higher volume sales, increased advertising and promotion programs, expansion into new markets, and increased investment in the area of service and support, especially with respect to its systems business.


Other Items

     Other income and expense in the third quarter of 1995 was an expense of $8 million. In the third quarter of 1995, compared to the corresponding period of 1994, the Company experienced a lower net interest expense in absolute dollars as a result of an increase in interest earned on investable cash due to higher cash levels and currency gains offset by higher interest expense associated with the Company's local borrowing to finance its Brazilian operations.

     The translation gains and losses relating to the financial statements of the Company's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and were a net gain of $5 million in the third quarter of 1995, compared to a net loss of $2 million in the third quarter of 1994.


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


Liquidity and Capital Resources

     At September 30, 1995, the Company had working capital of approximately $3.8 billion compared to $3.1 billion at December 31, 1994.

     The Company's cash and cash equivalents increased to $1.1 billion at September 30, 1995, from $471 million at December 31, 1994, primarily because of positive cash flow from operating activities. Accounts receivable increased to $2.7 billion at September 30, 1995, from $2.3 billion at December 31, 1994, as a result of higher sales levels and an increase in days sales outstanding of receivables. Receivable days of 67 at September 30, 1995, are equal to receivable days at June 30, 1995, and higher than receivable days of 63 at December 31, 1994. Receivable days remain higher than comparable periods in 1994 due to the Company's expanding presence in emerging markets, particularly in China and Latin America. In the event that days sales outstanding significantly lengthen, the Company's cash could be adversely affected. Inventory levels of $2.3 billion at September 30, 1995, were higher than the $2.0 billion level of December 31, 1994, in support of higher sales levels and product transitions. Inventory turns of 5.1 were lower than turns of 5.2 at June 30, 1995, and higher than turns of 4.6 at December 31, 1994.

     Cash used  in the  first nine  months of  1995 for  the
purchase of property, plant, and equipment totaled $288 million, including $111 million in the third quarter. The Company estimates that capital expenditures for land, buildings, and equipment during the remainder of 1995 will be approximately $119 million. The Company has commitments for only a small portion of such amounts and the actual level of spending will depend on a variety of factors, including general economic conditions and the Company's business.
     The Company continues to evaluate acquisition, joint venture, and alliance opportunities in a number of strategic areas. After the close of the third quarter the Company announced that it had entered into agreements to acquire NetWorth, Inc., a leading developer, manufacturer and supplier of Fast Ethernet hubs, switches and related products, and Thomas-Conrad Corporation, a privately-held
maker of  network  interface cards  and  hubs.     With the
support and recommendation of the Board of Directors and management team of Networth, the Company will commence a tender offer to acquire all the outstanding shares of NetWorth, Inc. for $42.00 per share in cash for an approximate purchase price of $372 million. The Company anticipates distributing tender offer materials around
November 9, 1995.   The proposed  acquisitions will support
the Company's ability to offer more tightly integrated enterprise-class computing systems to commercial customers by providing servers, client machines, network interface cards, routers, hubs, and network management. Completion of each of the Thomas-Conrad and NetWorth transaction s is subject to a number of conditions including clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash balances, internally generated funds, and financing arrangements. The Company from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds for the Company's needs instead of repatriating funds in the form of dividends from its foreign subsidiaries. The Company had a $300 million syndicated credit facility, which remained unused at September 30, 1995. This credit facility was replaced by a $250 million syndicated credit facility that the Company opened in October 1995, which will expire in October 1996, and a $1 billion syndicated credit facility that it opened in October 1995, which will expire in October 2000. The Company has established a commercial paper program, which is
supported by the  syndicated credit facility.   In the U.S.
and various international locations the Company has uncommitted bank lines of credit, of which $63 million was outstanding at the end of the third quarter. The Company believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements.
The Company continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon Company needs and market conditions.


Factors that May Affect Future Results

     The Company participates in a highly volatile industry that is characterized by fierce industry-wide competition for market share resulting in aggressive pricing practices, continually changing customer demand patterns, growing competition from well capitalized high technology and consumer electronics companies, and rapid technological development carried out in the midst of legal battles over intellectual property rights. The Company's operating results could be adversely affected should the Company be unable to anticipate customer requirements accurately, to maintain short design cycles while meeting evolving industry performance standards, to manage its product transitions, inventory levels, and manufacturing processes efficiently, to distribute its products quickly in response to customer demand, or to differentiate its products from those of its competitors.
     In recent quarters the Company has made significant investments in inventory to support higher sales. The Company expects the PC market to continue to expand in the remainder of 1995 and is putting in place programs and products focused on meeting market demand. The Company anticipates that its inventory turns will improve throughout 1995 as a result of the completion of major product transitions; however, in the event of a drop in worldwide demand for PC products, lower than anticipated demand for one or more of the Company's products, there could be an adverse impact on inventory, cash, and related profitability.

     In order to maintain or increase its market share, the Company must continue to price its products competitively and from time to time may use various incentive programs to increase sales. Some of these strategies lower the average sales price per unit and may cause declines in gross margin and profitability. Other sales incentives increase operating expenses and may lower profitability. To compensate for the impact of reduced prices and sales incentives on its sales, gross margins, and profitability, the Company must increase unit shipments, especially of its high end system products and options, aggressively reduce costs, and maintain tight control over operating expenses. In each product transition cycle the Company confronts the challenge of managing the inventory of its older products as it increases sales of its newer PCs. If the Company is not able to sell its inventory of older products at anticipated prices, there could be an adverse impact on sales, gross margins, and profitability.

     The Company continues to expand manufacturing and distribution capacity as well as reengineer its internal processes to support continued growth. During the remainder of 1995 and 1996 the Company will continue to focus on making its business processes more efficient in order to increase customer satisfaction, improve productivity, and lower costs. In the event of a delay in reengineering implementation, there could be an adverse impact on inventory, cash, and related profitability. In connection with these efforts the Company will move many of its systems from a legacy environment of proprietary systems to client server architectures. As the Company has grown it has outstripped the ability of certain of its systems to support continued expansion. Should the Company's transition to new systems not occur in a smooth and orderly manner, the Company could experience disruptions in the operations of its business, which could have an adverse financial impact.

     Competition for PC market share remains fierce. A number of the Company's suppliers also manufacture and market PCs or motherboards, which contain the microprocessor and other internal operating components of the PC. Several of the Company's competitors have recently announced plans to increase their PC market shares. In addition, a number of consumer electronics companies are likely to enter the PC market as it expands into the consumer sector. Each of these companies may be willing to accept lower profit margins to win market share.
     Because of the pace of technological advances in the personal computer industry, the Company must introduce on a timely basis new products that offer customers competitive technologies while managing the production and marketing cycles of its existing products. Forecasting demand for newly introduced products is complicated by the availability of different product models, which may include various types of built-in peripherals and software, and the configuration requirements in certain markets, such as language. As a result, while overall demand may be in line with the
Company's projections and manufacturing implementation, local market variations can lead to differences between expected and actual demand and resulting delays in shipment, which can affect the Company's financial results.
     In managing production levels, product transitions, and developments in microprocessor and other component technology, the Company must develop and implement effective strategies that anticipate availability and pricing by suppliers as well as forecast customer demand for its products. The Company attempts to select suppliers that can provide sufficient and timely supplies of high quality material. There can be no assurance, however, that the Company will acquire sufficient supplies of components, including microprocessors, to deliver its products in volume in response to shifts in customer demand. In addition, certain of the Company's products are manufactured by third party original equipment manufacturers, which could fail to respond in a timely manner to the Company's purchase orders or could fail to meet the Company's quality standards. The Company attempts to maintain tight control over production by third party original equipment manufacturers to ensure that these products comply with its standards and schedule.

     The Company continually evaluates its key component and software content strategies to position its products in the market. Although the Company designs many of its own product components, across the Company's full product range significant elements of strategy are dependent on technological developments by third parties. Participants in the PC industry generally rely on the creation and implementation of technology standards to win the broadest market acceptance for their products. The Company must successfully manage and participate in the development of standards while continuing to differentiate its products in a manner valued by customers. While industry participants generally accept, and may encourage, the use of their intellectual property by third parties under license, when intellectual property owned by competitors or suppliers becomes accepted as an industry standard, the Company must obtain a license, purchase components utilizing such technology from the owners of such technology or their licensees or otherwise acquire rights to use such technology, which could result in increased Company costs. In addition, delays in access to technology developed by competitors and suppliers could slow the Company's design and manufacture of components and subsystems that distinguish its products.

     Because of rapid technological changes in the computer industry, extensive patent and copyright coverage, and the rapid establishment of new copyright and patent rights, certain components of the Company's products designed by the Company or purchased from third parties may unknowingly infringe intellectual property rights of others. The Company believes, based in part on industry practices, that if any infringements do exist, the Company will be able to modify its products to avoid infringement, obtain components that do not infringe, or obtain licenses or rights to such intellectual property on terms not having a material adverse effect on the Company. There can be no assurance, however, that the Company will be able to ensure that component supplies and the cost of components are not adversely affected by legal proceedings in which an adverse determination is made with respect to intellectual property rights of the Company or one of its suppliers. To minimize the impact of intellectual property claims by third parties, the Company pursues an active patent portfolio development plan.

     During the third quarter of 1995, the Company continued to broaden its product distribution. Offering its products in an increasing number of geographic locations and through a variety of distribution channels, including dealers, distributors, mail order, mass merchandise stores, consumer electronic outlets, and computer superstores, requires the Company to increase its geographic presence and to provide increased levels of sales and support interface with customers. There can be no assurance, however, that the requisite service and support to ensure the success of the Company's operations in new locations or through new channels can be achieved in a cost effective manner. While the Company anticipates that its geographic expansion will continue and the number of outlets for its products will continue to increase in the remainder of 1995, a reduction in the pace of this growth could affect sales and profitability. Geographic expansion, particularly the expansion of manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically and politically volatile areas such as China, Hong Kong, Latin America, and Eastern Europe, subject the Company to a number of economic and other risks, such as currency devaluation, expropriation, and related financial instability among resellers in these regions. The Company continues to evaluate its business operations in these regions and attempts to take appropriate measures to limit its risks in these areas.

     The Company's primary means of distribution remains third-party resellers. The Company continuously monitors and manages the credit it extends to resellers and attempts to limit credit risks by broadening its distribution channels, utilizing certain risk transfer instruments, and obtaining security interests in property owned by its debtors. The Company's business could be adversely affected in the event that the financial condition of third-party computer resellers worsens. Upon the financial failure of a major reseller, the Company could experience disruptions in its distribution as well as the loss of the unsecured portion of any outstanding accounts receivable. The Company generally has experienced longer accounts receivable cycles in its emerging markets, in particular China and Latin America, when compared to its U.S. and European markets. In the event that accounts receivable cycles in these developing markets lengthen further or one or more of the Company's larger resellers in these regions fail, the Company could be adversely affected.

     The value of  the U.S. dollar  continues to affect  the
Company's financial results. The functional currency for the Company's international subsidiaries is the U.S. dollar. When the U.S. dollar strengthens against other currencies, sales made in those currencies translate into lower sales in U.S. dollars; and when the U.S. dollar weakens, sales made in local currencies translate into higher sales in U.S. dollars. Correspondingly, costs and expenses incurred in non-U.S. dollar currencies increase when the U.S. dollar weakens and decline when the U.S. dollar strengthens. Accordingly, changes in exchange rates may positively or negatively affect the Company's sales (as expressed in U.S. dollars), gross margins, and operating expenses, and the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Through these programs the Company hedges its non-U.S. dollar net monetary assets and its Japanese yen denominated purchase commitments primarily through the use of forward exchange and option contracts. From time to time the Company also purchases foreign currency option contracts as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated sales of its international marketing subsidiaries, principally in Europe. These instruments provide only limited protection against currency exchange risks. The Company varies the percentage of anticipated sales that it attempts to protect against currency exchange risks based upon its judgment of currency markets and the costs of these instruments, and in some markets, particularly in developing areas, the Company's ability to utilize such instruments is limited. If the Company overestimates the hedging amount needed to protect anticipated sales during a period in which the dollar weakens or yen-denominated purchase commitments during a period when the dollar strengthens, the Company could incur expense that would not be balanced by the impact of exchange rate movements on its sales and purchase commitments. All currency contracts that are entered into by the Company are components of its hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells its products or a weakening exchange rate against currencies in which the Company incurs costs, particularly the Japanese yen, the Company's sales or its costs are adversely affected.

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

     General economic conditions have an impact on the Company's business and financial results. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect sales of the Company's products. Although the Company does not consider its business to be highly seasonal, it has experienced seasonally higher sales and earnings in the fourth quarter of the year. The continued expansion of its retail business is likely to result in the increased seasonality of the Company's business, particularly in the fourth quarter of the year, and its financial results being  more dependent  on retail  business fluctuations.
     Certain of the Company's facilities, including its European distribution center in Gorinchem, The Netherlands, and critical suppliers are located in areas that are at risk for natural disasters such as floods, tornadoes, hurricanes, and earthquakes. The Company's operating results and financial condition could be adversely affected should its ability to manufacture or distribute its products be impaired by such an event.
     Because of the foregoing factors, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in a highly dynamic industry often results in significant volatility of the Company's common stock price.


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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit No.    Description

  11    Statement regarding computation of per share earnings

  27    EDGAR financial data schedule

(b) Report on Form 8-K dated October 17, 1995, containing the Company's news released dated October 17, 1995, with respect to its interim financial results for the periods ended September 30, 1995, including an unaudited consolidated balance sheet as of September
     30, 1995, and an unaudited consolidated statement of income for the periods ended September 30, 1995.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                         SIGNATURES
     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 1995             Compaq Computer Corporation

                              /s/    DARYL J. WHITE
                              ------------------------------
                              Daryl J. White, Senior Vice President,
                              Finance, and Chief Financial Officer
                              (as authorized officer and as principal
                              financial officer)