Form 10-K405
period 1995-12-31
COMPAQ COMPUTER CORP
filed 1996-03-06
CIK 714154

______________________________________________________________________

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 1995

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

       Common Stock, $.01 par value              New York Stock Exchange
              Debt Securities                              None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 1996 (based on the last sale price on the New York Stock Exchange as of such date), was $12.5 billion.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of January 31, 1996, was 267 million.

                 DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held April 25, 1996.
______________________________________________________________________

PART I

Item 1.  Business

General

     Compaq Computer Corporation, founded in 1982, designs, develops, manufactures, and markets a wide range of personal computing products, including desktop personal computers, portable computers, and tower PC servers and peripheral products that store and manage data in network environments. The Company markets its products primarily to business, home, government, and education customers. The Company operates in one principal industry segment across geographically diverse markets. As used herein, the term "Company" means Compaq Computer Corporation and its consolidated subsidiaries, unless the context indicates otherwise.

     In 1995 the Company reinforced its position as the largest supplier of personal computers in the world. It maintained approximately 10% of the expanding worldwide PC market by focusing its business activities on expanding sales to new customers while augmenting sales to its existing customer base. Business customers account for the largest portion of the Company's sales. Business customers are attracted to the Company's products for a variety of reasons, including the Company's reputation for reliability, price, product performance and technological excellence, the availability of a wide variety of application software, ease of use, and connectivity solutions.

     In the future, the Company plans to capitalize on its leadership position in integrating hardware and software to furnish the building blocks of personal and corporate computing while participating in software and communications markets either directly or through business alliances. Through this strategy, the Company expects to become a leading provider of enterprise-wide solutions for business as well as information appliances for the home by offering the products and services that customers need to easily access and manage information. The Company believes its key to success is leveraging the Company's marketing skills, engineering talent, purchasing power, manufacturing capabilities, distribution strengths, and brand name to bring to market high-quality cost-competitive products in different price ranges with features that appeal to a wide variety of customers.

Compaq Products

     The Company's products are available with a broad variety of functions and features designed to accommodate a wide range of user needs. The Company's PC CPU products are backed by three-year limited warranties, which are among the most comprehensive in the industry.

     In 1995 sales of commercial desktop personal computers and related options accounted for 45% of the Company's sales. The Deskpro product line is the Company's high-performance line with advanced features; ProLinea products are the Company's business value line. In March 1995 the Company announced the largest product introduction in its history, which included more than 100 models of its next generation ProLinea and Deskpro desktop PCs. The new Deskpro PCs delivered an innovative set of desktop management tools and features that reduce the total cost of PC ownership. Compaq's "Intelligent Manageability" solutions result from bringing the Company's server management technology to the desktop, combined with joint development efforts with leading network software providers. Later in the year the Company announced additional desktop products, including products that feature Intel's Pentium Pro processor and a rewritable optical CD-ROM drive. These new PCs include the Compaq Deskpro XL 6150, Compaq's most powerful desktop, and the ProLinea 6150E, which offers powerful technology at a more affordable price.

     In May 1995 the Company formed the Consumer Products Division as part of its on-going effort to intensify its focus on consumer PCs and the retail marketplace. In 1995 sales of computers and related options aimed at the consumer and home office market accounted for 16% of the Company's sales. Building on the success of the Compaq family of Presario consumer PCs, the Company introduced the industry's first "quad-speed" CD-ROM drives on all Presario models early in the year, and in the fourth quarter, introduced the next generation Presario 9500, 7100 and 5500 Series, featuring innovative audio and video technology.

     Sales of portable personal computers and related options accounted for 17% of the Company's sales in 1995. In October the Company began shipping its high-performance LTE 5000 family of products featuring 64-bit Pentium architecture and the industry's highest hard drive storage and memory capacity. The Company also made significant enhancements to its Contura value line, featuring faster processors, larger displays, higher capacity hard drives, and more memory.

     Sales of PC system products and related options accounted for 22% of the Company's sales in 1995. Delivering mid-range functionality in its most powerful, most tightly integrated server platforms to date, Compaq introduced new ProLiant 4500 and 1500 models, including the ProLiant 4500 NT/Array model--the first server product to ship with Microsoft BackOffice. Compaq also announced new versions of SmartStart, Compaq's integration tool that optimizes software/hardware configuration and simplifies installation and delivery of reliable servers, and Compaq Insight Manager, Compaq's application for managing network desktops and servers. In the fourth quarter of 1995 the Company acquired NetWorth, Inc., a publicly-held developer, manufacturer, and supplier of fast ethernet hubs, switches, and related products, and Thomas-Conrad Corporation, a privately-held maker of network interface cards and hubs. Through these acquisitions, third-party alliances, and existing products, the Company plans to offer total end-to-end network solutions from the server to the client.

     The Company offers a number of options products for its desktop, portable, and systems products, including add-on video display monitors, memory upgrades, storage and backup devices, docking stations, and communications products. In January 1996 the Company announced five new monitors, each with energy conservation features and low emissions (MPR-II compliant) as well as a Sony Trinitron display tube, for graphics-intensive uses.

Product Development

     The Company is actively engaged in the design and development of additional products and enhancements to its existing products. During 1995, 1994, and 1993, the Company expended $270 million, $226 million, and $169 million, respectively, on research and development. Since personal computer technology develops rapidly, the Company's continued success is dependent on the timely introduction of new products with the right price and features. Its engineering effort focuses on new and emerging technologies as well as design features that will increase manufacturing efficiency and lower production costs. In 1995 the Company focused on technological developments for PC products related to color and monochrome active matrix flat panels, power conservation, communication devices, full-motion video and stereo sound, full-duplex speaker telephone, television tuner, user-friendly software, component densification, speech recognition technology, and server and client management software.

     In 1996 the Company's Systems Division plans to reinforce its leadership position in the file server market and to expand its presence in the distributed enterprise market for complex enterprise-class networks. In February Compaq introduced the ProLiant 4500 5/166 enterprise-class server as well as enterprise-class network storage solutions and microprocessor upgrades in other high performance ProLiant and ProSignia servers. The Company also announced additional enhancements to SmartStart and Compaq Insight Manager. In the second half of 1996 Compaq will formally introduce the first router products from its newly-formed Internetworking Products Group and introduce its first Pentium Pro server. Throughout 1996, the Company plans to deliver leadership platforms; enhance the integration, maintenance and management of servers; and build upon strategic alliances with joint development partners, software vendors, reseller channels, systems integrators and service providers. The Company intends to be a leading provider of platforms, tools, and services that enable customers to have instant access through networked information systems to up-to-the minute data essential to running their businesses. In October the Company announced a collaboration with Tandem Computer Corporation and Microsoft Corporation to develop an industry standard for clustering, a technique that permits the resources of several computers to be linked. The Company and Tandem Computer Corporation will collaborate on an industry standard means of providing high speed, fault tolerant messaging between clustered servers. This technology will fit into the WindowsNT server availability and scalability strategy also announced by Microsoft Corporation.

     The Company intends to be the Internet platform leader, both on the network server side and the client side. On the network server side, the Company will leverage its strong partnerships along with its existing strength in servers and internetworking devices to deliver optimized, cost-effective Internet servers. On the client side, the Company will leverage existing strengths in home and commercial PCs to ensure the highest level of Internet readiness, and will develop new lower-cost devices that can open new markets for Internet access.

     Compaq plans to continue its desktop leadership in 1996 with the delivery of the Pentium Pro-based products that will address the high performance and graphic-display intensive needs of engineering and financial analyst workstation customers. The Company also plans to continue its leadership in Intelligent Manageability by introducing desktop enhancements that help companies further reduce their overall cost of ownership. In October the Company and Intel Corporation announced their plans to develop and co-market integrated desktop standards-based, real-time video conferencing solutions for the business environment based on Intel's ProShare Personal Conferencing technology. This effort is expected to result in a broad, multi-product array of interoperable conferencing solutions.

     The Company has initiated an aggressive 1996 new product strategy in its Portables Division, including a new product family that will bring to market significant advances in sound quality, telephone and communications capabilities. In January the Company introduced its first Ethernet LAN PC card that allows users of notebook computers to connect easily to any corporate network. Customers can also expect to see extensions to the LTE 5000 product family, with new options, larger screens, faster processors, and extended communications devices.

     In January 1996 the Company introduced its spring lineup of home multimedia PCs that includes the industry's first combination scanner/keyboard, "rewritable" CD-ROM drives, 6X-speed CD-ROM drives, and Pentium processors. Entering the field of "edutainment" for the first time, in early 1996 the Company and Fisher-Price, Inc. unveiled Wonder Tools, a new line of interactive computer toys, peripherals and software titles designed for children ages three to seven. The products are designed to be used with any Windows-based PC, and are scheduled to be available in North America during the second half of 1996. In the second half of the year, the Company plans to announce its fall line-up of home PCs. This product line will represent the first "grounds-up" redesign of home PCs resulting from the formation of the Compaq Consumer Division in May 1995. This product lineup will target distinct customer segments and introduce entirely new product categories for the home PC buyer. In addition, the Company is currently evaluating technology developments such as videophone communications, arcade-level graphics, easier to use software interfaces, and colorful new PC designs.

Manufacturing and Materials

     The Company's PC manufacturing operations consist of manufacturing finished products and various circuit boards from components and subassemblies that the Company acquires from a wide range of vendors. Certain of the Company's products are manufactured by third party original equipment manufacturers. The Company has PC manufacturing operations located in Houston, Texas; Erskine, Scotland; Singapore; Jaguariuna, Brazil; and Shenzhen, China. Products sold in Europe are manufactured primarily in the Company's facilities in Erskine, Scotland, and Singapore. Products sold in the U.S. are primarily manufactured in the Company's facilities in Houston, Texas, and Singapore. Products sold in Asia are primarily manufactured in Singapore, while products sold in Latin America are primarily manufactured in Houston, Texas, and Jaguariuna, Brazil. In addition, the Company manufactures hubs and high speed switches in Irving, Texas, and network interface cards in Austin, Texas.

     The Company believes that there is a sufficient number of competent vendors for most components and subassemblies. A significant number of components, however, are purchased from single sources due to technology, availability, price, quality, or other considerations. Key components and processes currently obtained from single sources include certain of the Company's displays, microprocessors, application specific integrated circuits and other custom chips, and certain processes relating to construction of the plastic housing for the Company's computers. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for additional suppliers. In the event that a supply of a key single-sourced material, process, or component were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. The Company attempts to mitigate these risks by working closely with key suppliers on product plans, strategic inventories, and coordinated product introductions.

     Like other participants in the personal computer industry, Compaq ordinarily acquires materials and components through purchase orders typically covering the Company's requirements for periods averaging 90 to 120 days. From time to time the Company has experienced significant price increases and limited availability of certain components that are available from multiple sources, such as dynamic random-access memory devices. At times the Company has been constrained by parts availability in meeting product orders and future constraints could have an adverse effect on the Company's operating results. On occasion the Company acquires component inventory in anticipation of supply constraints. A restoration of component availability and resulting decline in component pricing more quickly than anticipated could have an adverse effect on the Company's operating results.

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

     In 1995 North American Division sales constituted 49% of the Company's total sales and Europe, Middle East, and Africa Division sales constituted 36%. The Company's North America Division markets its products in the United States and Canada, while the Company's Europe, Middle East, and Africa Division, based in Munich, Germany, focuses on opportunities in Europe as well as in parts of Africa and the Middle East. The sales of the Company's Asia/Pacific, Japan, and Latin America Divisions, which focus on opportunities in these high growth areas, constitute the remaining 15% of the Company's total sales. The Company's products are now sold by dealers in more than 100 countries. For further geographic information for 1995, 1994, and 1993, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of Notes to Consolidated Financial Statements.

Service and Support

     The Company provides support and warranty repair to its customers through full-service computer dealers and independent third-party service companies. The Company offers its customers CompaqCare, which includes a number of customer service and support programs, most notably three-year limited warranties on PC products (excluding monitors and batteries) and in the U.S. round-the-clock lifetime telephone technical support for Compaq hardware products at no additional charge to the customer. In 1995 Digital Multivendor Customer Services became the Company's Global Service and Support Provider for its systems products.

Patents, Trademarks, and Licenses

     The Company held 422 patents (including 73 design patents) and had 455 patent applications (including 27 design patent applications) pending with the United States Patent and Trademark Office at the close of 1995. In addition, the Company has registered certain trademarks in the United States and in a number of foreign countries. While the Company believes that patent and trademark protection plays an important part in its business, the Company relies primarily upon the technological expertise, innovative talent, and marketing abilities of its employees.

     The Company has from time to time entered into cross-licensing agreements with other companies holding patents to technology used in the Company's products as well as companies using patents to technology held by the Company. The Company holds a license from IBM for all patents issuing on applications filed prior to July 1, 1993, and has entered into a patent cross-license agreement with Texas Instruments, Inc., for all patents issuing on applications filed prior to December 31, 2005. In January 1996 the Company and Intel Corporation entered into a ten year patent cross-license agreement.

Seasonality

     Although the Company does not consider its business to be highly seasonal, the Company in general experiences seasonally higher sales and earnings in the fourth quarter of the year.

Working Capital

     Information regarding the Company's working capital position and practices is set forth under Item 7 of this Annual Report on Form 10-K under the caption "Liquidity and Capital Resources."

Customers

     No customer of the Company accounted for 10% or more of sales for 1995. Ingram Micro, Inc. and Intelligent Electronics, Inc. accounted for 7% and 5% of 1995 sales, respectively.

Backlog

     The Company's resellers typically purchase products on an as-needed basis and resellers frequently change delivery schedules and order rates depending on market conditions. Unfilled orders can be, and often are, canceled at will and without penalties. In the Company's experience, however, the actual amount of unfilled orders at any particular time is not a meaningful indication of its future business prospects since orders rapidly become balanced as soon as supply begins meeting demand. In 1995 the Company was unable to produce certain products on a timely basis due to supply constraints on certain components. Should the Company be unable to meet demand for its products on a timely basis, customer satisfaction and sales could be adversely affected.

Competition

     The computer industry is intensely competitive with many U.S., Japanese, and other international companies vying for market share. The market continues to be characterized by rapid technological advances in both hardware and software developments that have substantially increased the capabilities and applications of information management products and have resulted in the frequent introduction of new products. The principal elements of competition are price, product performance, product quality and reliability, service and support, marketing and distribution capability, and corporate reputation. While the Company believes that its products compete favorably based on each of these elements, the Company could be adversely affected if its competitors introduce innovative or technologically superior products or offer their products at significantly lower prices than the Company. No assurance can be given that the Company will have the financial resources, marketing and service capability, or technological knowledge to continue to compete successfully. The Company's results could also be adversely affected should it be unable to implement effectively its technological and marketing alliances with other companies, such as Microsoft, Intel, Sharp, Novell, Oracle, SAP, Sybase, Cisco Systems, Texas Instruments, AMD, and VLSI, among others, and to manage the competitive risks associated with these relationships.

Environmental Laws and Regulations

     The Company recognizes that operating in a manner that is compatible with the environment is good for its community, employees, customers, and business. The Company integrates numerous environmental features in the product design and manufacturing process that reduce the potential environmental impact during the lifecycle of its products and its products are designed and manufactured to meet a variety of the world's environmental standards and expectations. The Company uses no chlorofluorocarbons (CFCs) in its worldwide manufacturing operations and undertakes ongoing environmental programs, including waste reduction, energy conservation, recycling, and design for environment. The Company maintains a worldwide environmental health and safety audit program. The audit program includes management system and compliance evaluations. Compliance with laws enacted for protection of the environment to date has had no material effect upon the Company's capital expenditures, earnings, or competitive position. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the purpose of environmental laws and regulations, there can be no assurance that such laws or future laws will not have a material adverse effect on the Company.

Employees

     At December 31, 1995 the Company had 17,055 full-time regular employees and 6,829 temporary and contract workers engaged in manufacturing operations, engineering, research and development, marketing, sales, service, and administrative activities. The Company believes that its ability to attract and retain skilled personnel appropriately is critical to its success. Accordingly, the Company has developed competitive human resources policies consistent with its business plan.

Item 2.  Properties

     The Company's principal administrative facilities and a manufacturing facility are located in Houston, Texas. These facilities include 860,000 square feet of manufacturing space on the Company's 1,000-acre Compaq Center in Houston. The Company owns 13 administrative buildings with a total of 2,600,000 square feet of space at Compaq Center. The Company leases sales offices in eight cities in the United States as well as certain administrative and warehouse facilities. The Company leases manufacturing facilities in Austin, Texas, and Irving, Texas, that are used in the manufacture of hubs, high speed switches, and network interface cards.

     The Company also owns or leases certain facilities abroad. The Company owns a 43-acre tract in Erskine, Scotland, where it has 540,000 square feet of manufacturing space. In Singapore the Company owns 720,000 square feet of manufacturing space and leases 150,000 square feet. In Brazil the Company owns a 150,000 square foot manufacturing facility and in China the Company leases a 90,000 square foot manufacturing facility. The Company leases sales and administrative offices in 35 European and African locations, 9 locations in Latin America, 21 locations in the Asia Pacific region, 3 locations in Japan, and 5 locations in Canada. The Company's 372,000 square foot European distribution center is located in Gorinchem, The Netherlands. The Company also leases warehouse space in a number of locations.

Item 3.  Legal Proceedings

     The Company has been named as a defendant in a number of repetitive stress injury lawsuits, primarily in New York state courts or federal district courts for the New York City area. In each of these lawsuits the plaintiff alleges that he or she suffers from symptoms generally known as repetitive stress injury, which allegedly were caused by the design of the keyboard or a failure to warn of the hazards of misuse. The suits naming the Company are similar to those filed against other major suppliers of personal computers. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation overall. The Company is unable to determine at this time the outcome of these suits or the likelihood of the Company being named in additional suits by plaintiffs alleging similar injuries. The Company has denied these claims and intends to defend vigorously the suits. The Company believes that the claims will not have a material adverse effect on the Company's consolidated financial position or operating results.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

Market for Common Stock

     The Company's Common Stock is listed on the New York Stock
Exchange and trades under the symbol CPQ. The following table presents the high and low sale prices for the Company's Common Stock for each quarter of 1995 and 1994 (adjusted to reflect a three-for-one stock split effective May 31, 1994), as reported by Dow Jones
Historical Stock Quote Reporter Service.

                      1995                   1994
                 High       Low         High       Low
                ------    ------       ------    ------
1st quarter     $44.38    $31.75       $34.96    $24.17
2nd quarter      46.25     30.38        39.88     30.75
3rd quarter      54.75     42.75        39.38     29.50
4th quarter      56.75     42.75        42.12     30.75

Holders of Record

     At January 31, 1996, there were 8,984 holders of record of the Company's common stock.

Dividends

     The Company has never paid cash dividends on its common stock.

Registration Statements on Form S-8

     For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-44115, 33-31819, 33-23504, 33-7499, 2-89925, 33-
10106, 33-38044, 33-16987, and 33-62603.

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

Termination of Stockholders Rights Plan

     On May 18, 1989, the Company's Board of Directors approved a Stockholders Rights Plan, which was registered with the Securities and Exchange Commission on Form 8-A and listed with the New York Stock Exchange on June 5, 1989. In December 1995, the Rights Agreement was amended, terminating this plan on December 31, 1995.

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

Year ended December 31,
In millions,
 except per share amounts        1995     1994     1993     1992     1991
--------------------------------------------------------------------------
Consolidated Statement of Income Data:

Sales                          $14,755  $10,866   $7,191   $4,100   $3,271
Cost of sales                   11,367    8,139    5,493    2,905    2,053
                               -------------------------------------------
                                 3,388    2,727    1,698    1,195    1,218
                               -------------------------------------------

Selling, general, and
 administrative expense          1,594    1,235      837      699      722
Research and development costs     270      226      169      173      197
Purchased in-process
 technology                        241
Other income and expense, net       95       94       76       28      145
                               -------------------------------------------
                                 2,200    1,555    1,082      900    1,064
                               -------------------------------------------
Income from consolidated
 companies before provision
 for income taxes                1,188    1,172      616      295      154
Provision for income taxes         399      305      154       97       43
                               -------------------------------------------
Income from consolidated
 companies                         789      867      462      198      111
Equity in net income of
 affiliated company                                            15       20
                               -------------------------------------------
Net income                     $   789  $   867   $  462   $  213   $  131
                               ===========================================
Earnings per common and
 common equivalent share:
  Primary                      $  2.88  $  3.23   $ 1.82   $  .86   $  .50
                               ===========================================
  Assuming full dilution       $  2.87  $  3.21   $ 1.78   $  .84   $  .50
                               ===========================================

December 31,
In millions                      1995     1994     1993     1992     1991
--------------------------------------------------------------------------
Consolidated Balance Sheet Data:

Total assets                   $ 7,818  $ 6,166   $4,084   $3,142   $2,826
Long-term debt                     300      300                         73
Stockholders' equity             4,614    3,674    2,654    2,006    1,931

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements.

Results of Operations

     The following table presents, as a percentage of sales, certain selected consolidated financial data for each of the three years in the period ended December 31, 1995.

Year ended December 31,                       1995      1994      1993
-----------------------------------------------------------------------
Sales                                        100.0%    100.0%    100.0%
Cost of sales                                 77.0      74.9      76.4
                                             --------------------------
Gross margin                                  23.0      25.1      23.6
                                             --------------------------

Selling, general, and
 administrative expense                       10.8      11.4      11.6
Research and development costs                 1.8       2.1       2.3
Purchased in-process technology (1)            1.6
Other income and expense, net                   .7        .8       1.1
                                             --------------------------
                                              14.9      14.3      15.0
                                             --------------------------
Income from consolidated companies before
 provision for income taxes                    8.1%     10.8%      8.6%
                                             ==========================

(1) Represents impact of a $241 million non-recurring, non-tax deductible charge for purchased in-process technology in connection with acquisitions that occurred during 1995.

Sales

     Sales for 1995 increased approximately $3.9 billion or 36% over the prior year as compared with an increase of $3.7 billion or 51% in 1994 from 1993. Sales growth occurred in all regions. North American sales, which include Canada, increased 33% during 1995, compared with an increase of 49% in 1994 from 1993. International sales, excluding Canada, represented 51% of total sales in 1995 as compared with 50% in 1994 and 49% in 1993. European sales increased 40% during 1995 compared to an increase of 41% in 1994 from 1993. Other international sales, excluding Canada, increased 37% during 1995, compared with an increase of 95% in 1994 from 1993. The Company believes that the lower rates of growth in Asia and Latin America in 1995 were related to economic conditions in certain Latin American countries and a general tightening of the Company's credit practices in Latin America and Asia Pacific.

     The personal computer industry is highly competitive and marked by frequent product introductions, continual improvement in product price/performance characteristics, and a large number of competitors. Approximately 75% of the Company's CPU sales in 1995 were derived from products introduced in 1995. These new products have been designed to allow the Company to achieve low product costs while maintaining the quality and reliability for which the Company's products have been known, thereby increasing the Company's ability to compete on price and value.

     The significant increase in sales in 1995 stemmed primarily from an increase in the number of units sold and an increase in sales of options associated with CPU products. In 1995 the Company's worldwide unit sales increased 20% while they increased 54% in 1994. The 1995 increase included an 18% expansion in unit sales of the Company's commercial desktop CPU products, a 6% decrease for the Company's portable CPU products, a 44% increase for the Company's consumer desktop CPU products, and a 53% increase for the Company's systems CPU products. Unit sales growth primarily resulted from the Company's aggressively priced Compaq ProLinea line in its commercial desktop products, the Compaq Presario line in its consumer products, and the Compaq ProSignia line in its tower systems products. The Company believes that its 1995 sales in dollars increased more rapidly than the personal computer industry as a whole while its unit sales did not increase as much as the industry as a whole. According to third-party estimates, worldwide unit sales of personal computers increased approximately 25% in 1995 in contrast to a 23% increase in 1994. Third-party estimates also indicate that industry sales increased by approximately 30% worldwide in 1995, compared to a 22% increase in 1994.

     The Company's average sales price per unit increased in 1995 from 1994, primarily as a result of a higher mix of option and systems products, a generally higher mix of units using Pentium microprocessors, and currency fluctuations. Price competition continues to have a significant impact on prices of the Company's products, especially those aimed at the consumer market, and additional pricing actions may occur as the Company attempts to maintain its competitive mix of price and performance characteristics. The Japanese market in particular experienced a very aggressive pricing environment in the fourth quarter of 1995 as certain Japanese competitors sought to gain market share. The Company attempts to mitigate the effect of any pricing actions through implementation of design-to-cost goals, the aggressive pursuit of reduced component costs, manufacturing efficiencies, and control of operating expenses.

Gross Margin

     Gross margin as a percentage of sales was 23.0% in 1995, down from 25.1% in 1994 and 23.6% in 1993. The decrease from 1994 primarily resulted from pricing actions, a rising proportion of sales of the Company's consumer products, a lower ratio of sales of its portables products, increased competitiveness in the Japanese market, and product transition costs, partially offset by a higher mix of options and systems CPU products and currency fluctuations. The Company maintains a strategy designed to increase its market share profitably and continues to expand its presence in the price sensitive consumer market segment. This strategy, along with the expectation of a continued aggressive pricing environment, particularly in Japan, and scheduled product transitions, will continue to put pressure on the Company's gross margins.

Operating Expenses

     Research and development costs increased 19% in absolute dollars (to $270 million from $226 million) while declining as a percentage of sales in 1995 as compared to 1994. Because the personal computer industry is characterized by rapid product cycles and price cuts on older products, the Company believes that its long-term success is directly related to its ability to bring new products to market on a timely basis and to reduce the costs of new and existing products. Accordingly, it is committed to continuing a significant research and development program and research and development costs are likely to increase in absolute dollars in 1996.

     Selling, general, and administrative expense increased 29% in amount in 1995 while declining as a percentage of sales. The decrease as a percentage of sales reflects the Company's ongoing efforts to manage operating expense growth relative to sales and gross margin levels. The increase in the amount of expense resulted from domestic and international selling expense associated with higher unit volumes as well as expense incurred in connection with the introduction of new products, the entry into new markets (both domestically and internationally), the expansion of distribution channels, and a greater emphasis on advertising, customer service, and technical support. The Company anticipates that in 1996 selling, general, and administrative expense will increase in absolute dollars as it expands into new markets, supports significant new product introductions, and increases its investment in the area of service and support, especially in support of its systems business. The Company strives to manage total operating expenses in line with sales growth and gross margin levels.

Other Items

     Interest expense, net of interest and dividend income from investment of excess funds, was $46 million, $49 million, and $43 million in 1995, 1994, and 1993, respectively. Net interest expense was lower in 1995 when compared to 1994 primarily due to an increase in interest and dividend income associated with generally higher cash balances throughout 1995, partially offset by higher interest expense in connection with the Company's borrowings in Latin America and worldwide foreign exchange hedging program. Net interest expense was higher for 1994 than 1993 for similar reasons.

     The translation gains and losses relating to the financial statements of the Company's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and resulted in net losses of $33 million, $46 million, and $15 million in 1995, 1994, and 1993, respectively.

     In 1995 the Company recorded a charge associated with its purchase of NetWorth, Inc. and Thomas-Conrad Corporation during the fourth quarter and another small company purchased earlier in 1995. The non-recurring, non-tax deductible charge for purchased in-process technology totaled $241 million. In 1993 the Company recorded charges associated with its plans to withdraw from the printer business, including costs related to certain contractual liabilities and the write-downs of the carrying value of certain assets. The charge, net of the reversal of previously recorded restructuring reserves, totaled $10 million.

     The Company's effective tax rate was 34% in 1995, 26% in 1994, and 25% in 1993. The increase from 1993 to 1994 is due to a decline in the ratio of Singapore earnings to total earnings The increase from 1994 to 1995 is attributable to the non-tax deductible charge associated with the Company's acquisitions and a decline in the ratio of earnings derived from the Company's Singaporean manufacturing subsidiary to total earnings. The Company anticipates that the proportion of its Singaporean earnings will continue to decline in 1996 and, as a result, estimates that its tax rate in 1996 will be approximately 30%. The Company's tax rate is heavily dependent upon the mix of earnings of its Singaporean manufacturing subsidiary due to this subsidiary's earnings not being subject to taxes in Singapore until August 2001 (with potential extension to August 2004 if certain cumulative investment levels and other conditions are met) and the Company's decision to invest a portion of the undistributed earnings of this subsidiary indefinitely in operations outside the United States. These earnings would become subject to U.S. tax if they were actually or deemed to be remitted to the Company as dividends or if the Company should sell its stock in this subsidiary. As a result, the Company does not provide tax on these earnings, which lowers its effective tax rate. The Company has invested $713 million of the undistributed earnings of this subsidiary since 1993, and anticipates that the investment will reach $1 billion during 1996. Should the Company choose to discontinue its permanent reinvestment policy, the Company's effective tax rate will increase at that time.

Liquidity and Capital Resources

     During 1995 the Company's working capital increased to $3.8 billion compared to $3.1 billion at December 31, 1994.

     The Company's cash, cash equivalents, and short-term investments increased to $745 million at December 31, 1995, from $471 million at December 31, 1994, primarily because of cash received in connection with higher sales volumes and cash received in connection with the exercise of employee stock options, partially offset by increases in inventories and accounts receivable related to the Company's support of higher production and sales volumes and cash used for acquisitions. Accounts receivable increased to $3.1 billion at December 31, 1995, from $2.3 billion at December 31, 1994, primarily as a result of higher sales levels. Inventory levels increased to $2.2 billion from $2.0 billion during that period. The increase in inventory resulted from production planning associated with higher sales levels partially offset by improvements in inventory turns.

     Cash used in 1995 for the purchase of property, plant, and equipment totaled $391 million. The Company estimates that capital expenditures for land, buildings, and equipment during 1996 will be $450 million. The Company has commitments for only a small portion of such amounts and the actual level of spending will depend on a variety of factors, including general economic conditions and the Company's business. The Company from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds for the Company's needs instead of repatriating funds in the form of dividends from its foreign subsidiaries. The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash balances, internally generated funds, and financing arrangements. The Company has a $250 million syndicated credit facility, which will expire in October 1996, and a $1 billion syndicated credit facility, which will expire in October 2000, both of which were unused at December 31, 1995. The Company has established a commercial paper program, which is supported by the syndicated credit facility. In the U.S. and various international locations the Company has uncommitted bank lines of credit, of which $14 million was outstanding at December 31, 1995. The Company believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. The Company continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon Company needs and market conditions.

Factors That May Affect Future Results

     The Company participates in a highly volatile industry that is characterized by fierce industry-wide competition for market share resulting in aggressive pricing practices, continually changing customer demand patterns, growing competition from well-capitalized high technology and consumer electronics companies, and rapid technological development carried out in the midst of legal battles over intellectual property rights. In developing strategies to achieve continued increases in sales and operating profits, the Company anticipates the continued expansion of the computer market and spending on information technology. In this environment the Company will seek profitable PC market share growth while expanding its product offerings. The Company's operating results could be adversely affected should the Company be unable to anticipate customer demand accurately, to maintain short design cycles while meeting evolving industry performance standards, to manage its product transitions, inventory levels, and manufacturing processes efficiently, to distribute its products quickly in response to customer demand, to differentiate its products from those of its competitors, or to compete successfully in the markets for its new products. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in the forward-looking statements contained in this report.

Competitive Environment. The Company expects the PC market in 1996 to expand in line with third party research organizations' forecasts of unit growth in the range of 17% to 20%. The Company is putting in place programs and products focused on meeting market demand and gaining market share profitably. Competition for PC market share remains fierce. Several of the Company's competitors have announced plans to increase their PC market shares. Two of the Company's competitors recently merged, creating an entity whose 1995 U.S. unit market share exceeded the Company's. A number of the Company's suppliers also manufacture and market PCs or motherboards, which contain the microprocessor and other internal operating components of the PC. In addition, a number of consumer electronics companies may enter the PC market as it expands into the consumer sector as consumer models expand multi-media features. Each of these companies may be willing to accept lower profit margins to win market share. In addition, when the Company lowers prices on existing products or announces new products at lower price points, the Company must increase the volume of unit sales to achieve sales targets. On March 1, 1996, the Company announced an update to its previous business outlook. The Company stated that it had expected seasonally slower sales in January, but February sales had not met anticipated growth levels. The Company stated that, in response to a more competitive market environment, especially in North America, it was stepping up promotional programs and taking selected price reductions to achieve first quarter sales objectives. The Company anticipates sales growth of approximately 35% over the $3.0 billion achieved in first quarter 1995. Earnings per share in the first quarter 1996 are expected to exceed the $.80 per share recorded in the same period last year. The Company expects sales and profitability to improve in the remaining quarters of the year. The Company's ability to achieve targeted sales and earnings levels depends upon a number of competitive and market factors and is subject to the risks set forth in this report.

Gross Margin Pressures and Operating Expenses. In order to maintain or increase its market share, the Company must continue to price its products competitively and from time to time may use various incentive programs to increase sales. Some of these strategies lower the average sales price per unit and may cause declines in gross margin and profitability. Other sales incentives increase operating expenses and may lower profitability. To compensate for the impact of reduced prices and sales incentives on its sales, gross margins, and profitability, the Company must increase unit shipments, especially of its high-end systems products and options, aggressively reduce costs, and maintain tight control over operating expenses. The promotional activities and pricing actions the Company is taking in the first quarter 1996 put pressure on first quarter gross margin, which is likely to be below the 21.7 percent of fourth quarter 1995. Compaq expects gross margin to improve in the remaining quarters of the year. And, despite quarterly fluctuations, Compaq remains focused on its long-standing gross margin model of 23 percent. Although the percentage of operating expense will vary depending upon sales, the Company is taking immediate actions to adjust its operating expenses to lower levels. The Company's ability to achieve higher gross margin levels and lower operating expenses as a percentage of sales in the second half of the year depends upon a variety of competitive and market factors and is subject to the other risks set forth in this report.

Inventory. In 1995 the Company continued to invest in higher levels of inventory to support higher sales. The Company anticipates that its inventory turns, which increased to 5.5 in 1995 from 5.2 in 1994, will fluctuate in 1996. The Company anticipates that inventory turns will be down in the first half of the year in comparison with fourth quarter 1995 but expects inventory turns to improve in the second half of 1996 as a result of increased efficiencies accompanying the reengineering of certain internal processes. In the event of a drop in worldwide demand for PC products, lower than anticipated demand for one or more of the Company's products, difficulties in managing product transitions, or component pricing movements that affect the value of raw material inventory, there could be an adverse impact on inventory, cash, and related profitability. The Company faces product transitions throughout 1996, particularly in its commercial desktop and systems divisions. In each product transition cycle the Company confronts the challenge of managing the inventory of its older products and facilitating the sale of older Compaq inventory held by resellers as it increases sales of newer PCs. The Company provides currently for estimated product returns and price protection that may occur under programs the Company has with its customers and under floor planning arrangements with third-party finance companies. The Company and resellers in the U.S. currently hold substantial amounts of inventory of certain of the Company's products. The Company expects anticipated selected pricing actions and aggressive marketing programs in the first half of 1996 to raise dealer sales of these products, which will facilitate product transitions. The success of this strategy depends upon a variety of competitive and market factors and is subject to the other risks set forth in this report. Should the Company be unable to sell its inventory of older products at anticipated prices or if dealers hold higher than expected amounts of inventory subject to price protection at the time of planned price reductions, there could be a resulting adverse impact on sales, gross margins, and profitability.

Reengineering Implementation. The Company continues to expand manufacturing and distribution capacity as well as reengineer its internal processes to support continued growth. During 1996 the Company will continue to focus on making its business processes more efficient in order to increase customer satisfaction, improve
productivity, and lower costs.   In the event of a delay in
reengineering implementation, there could be an adverse impact on inventory, cash, and related profitability. As the Company has grown it has outstripped the ability of certain of its systems to support continued expansion. In connection with its reengineering efforts the Company is moving many of its systems from a legacy environment of proprietary systems to client-server architectures. Should the Company's transition to new systems not occur in a smooth and orderly manner, the Company could experience disruptions in the operations of its business, which could have an adverse financial impact.

Alliance and Acquisition Strategy. Because of the rapid pace of technological advances in information technology, the Company must introduce on a timely basis new products offering competitive features that appeal to a wide variety of customers. The Company's product development efforts are centered on aggressively developing new areas in which the Company can differentiate its products and add value, focusing on innovative platform features, the integration of hardware and software, and new related products and services, such as storage devices, toys and software titles. Because the Company's business now intersects with a number of areas in which other companies have significantly greater technological, marketing, and service expertise, the Company has focused on forming alliances with third parties that have complementary products and skills as well as acquisitions that target incremental business opportunities. This philosophy extends to service alliances and in 1995 the Company expanded its internal service and support capability while naming Digital Multivendor Customer Services as the Company's Global Service and Support Provider for its systems products. The Company believes that its alliance and acquisition strategies enable it to provide best-in-class solutions integrated in its platforms while expanding its offerings of complementary products. Each of these approaches, however, carries significant risks. In its acquisition activities the Company confronts significant challenges in retaining key employees and reconciling diverse corporate cultures, synchronizing product roadmaps and business processes, and integrating logistics, marketing, product development, and manufacturing operations to achieve greater efficiencies. If the Company is unable to complete the transition phase with respect to its 1995 acquisitions as anticipated, the expansion of its market in the internetworking arena could be delayed. In developing business plans based on an alliance model, the Company must rely on the performance of third parties, many of whom may compete with the Company in other parts of their businesses. In addition, particularly in attempting to expand its systems business into enterprise computing through an alliance model, the Company competes against businesses that are vertically integrated and offer customers the convenience of dealing with only one vendor for their enterprise-wide systems. Customers' willingness to adopt the Company's more cost-effective solution will depend upon the reputation for reliability that it and its business allies earn in this area.

Technology Standards. Participants in the PC industry generally rely on the creation and implementation of technology standards to win the broadest market acceptance for their products. The Company must successfully manage and participate in the development of standards while continuing to differentiate its products in a manner valued by customers. While industry participants generally accept, and may encourage, the use of their intellectual property by third parties under license, when intellectual property owned by competitors or suppliers becomes accepted as an industry standard, the Company must obtain a license, purchase components utilizing such technology from the owners of such technology or their licensees, or otherwise acquire rights to use such technology, which could result in increased Company costs. In addition, delays in access to technology developed by competitors and suppliers could slow the Company's design and manufacture of components and subsystems that distinguish its products.

Supplier Issues. In managing production levels, product transitions, and developments in microprocessor and other component technology, the Company must develop and implement effective strategies that anticipate availability and pricing by suppliers as well as forecast customer demand for its products. The Company attempts to select suppliers that can provide sufficient and timely supplies of high quality material. There can be no assurance, however, that the Company will acquire sufficient supplies of components, including microprocessors, to deliver its products in volume in response to shifts in customer demand. Order lead times and cancellation requirements vary by supplier and component. Should the Company underestimate the component supplies needed to meet demand, the Company could be unable to meet customer demand. Should the Company overestimate the component supplies needed to meet customer demand, the Company's cash and profitability could be adversely affected. Many of the components used in the Company's products, particularly microprocessors, experience steep price declines over their product lives. If the Company is unable to manage its purchases and utilization of such components efficiently to maintain low inventory levels immediately prior to major price declines, the Company could be unable to take immediate advantage of such declines to lower its product costs, which could adversely affect the Company's sales and gross margins. In planning product transitions the Company evaluates the speed at which customers are likely to switch to newer products. The contrast between the prices of old and new products, which is related to component costs, is a critical variable in predicting customer decisions to move to the next generation of products.
Product transitions may occur more quickly or more slowly than anticipated based on pricing decisions by industry component suppliers, particularly microprocessor prices set by Intel Corporation. Because of the lead times associated with the Company's volume production, should the Company be unable to predict the rate of a product transition accurately, the Company's inventory levels, cash and profitability could be negatively affected. In addition, certain of the Company's products are manufactured by third party original equipment manufacturers, which could fail to respond in a timely manner to the Company's purchase orders or could fail to meet the Company's quality standards. The Company attempts to maintain tight control over production by third party original equipment manufacturers to ensure that these products comply with its standards and schedule.

Intellectual Property Infringement. Because of rapid technological changes in the computer industry, extensive patent and copyright coverage, and the rapid establishment of new copyright and patent rights, certain components of the Company's products designed by the Company or purchased from third parties may unknowingly infringe intellectual property rights of others. The Company believes, based in part on industry practices, that if any infringements do exist, the Company will be able to modify its products to avoid infringement, obtain components that do not infringe, or obtain licenses or rights to such intellectual property on terms not having a material adverse effect on the Company. There can be no assurance, however, that the Company will be able to ensure that component supplies and the cost of components are not adversely affected by legal proceedings in which an adverse determination is made with respect to intellectual property rights of the Company or one of its suppliers. To minimize the impact of intellectual property claims by third parties, the Company pursues an active patent portfolio development plan.

Product Distribution. During 1995 the Company continued to broaden its product distribution. Offering its products in an increasing number of geographic locations and through a variety of distribution channels, including dealers, distributors, value-added resellers, mass merchandise stores, consumer electronic outlets, computer superstores, and mail order, requires the Company to increase its geographic presence and to provide increased levels of sales and support interface with customers. There can be no assurance, however, that the requisite service and support to ensure the success of the Company's operations in new locations or through new channels can be achieved in a cost effective manner, particularly with respect to the levels of service and support desired by customers to support systems products in enterprise-wide computing solutions. While the Company anticipates that its geographic expansion will continue and the number of outlets for its products will continue to increase in 1996, a reduction in the pace of this growth could affect sales and profitability. Geographic expansion, particularly the expansion of manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically and politically volatile areas such as China, Hong Kong, Latin America, and Eastern Europe, subject the Company to a number of economic and other risks, such as currency devaluation, expropriation, and financial instability among resellers in these regions. The Company continues to evaluate its business operations in these regions and attempts to take measures to limit its risks in these areas.

Credit Risks. The Company's primary means of distribution remains third-party resellers. The Company continuously monitors and manages the credit it extends to resellers and attempts to limit credit risks by broadening its distribution channels, utilizing certain risk transfer instruments, and obtaining security interests in property owned by its debtors. The Company's business could be adversely affected in the event that the financial condition of third-party computer resellers worsens. Upon the financial failure of a major reseller, the Company could experience disruptions in its distribution as well as the loss of the unsecured portion of any outstanding accounts receivable. The Company generally has experienced longer accounts receivable cycles in its emerging markets, in particular China and Latin America, when compared to its U.S. and European markets. In the event that accounts receivable cycles in these developing markets lengthen further or one or more of the Company's larger resellers in these regions fail, the Company could be adversely affected.

Forecasting Issues. Because of the pace of technological advances in the computer industry, the Company must introduce on a timely basis new products that offer customers competitive technologies while managing the production and marketing cycles of its existing products. Forecasting demand for newly-introduced products is complicated by the availability of different product models, which may include various types of built-in peripherals and software, and the configuration requirements, such as language localization, in certain markets. As a result, while overall demand may be in line with the Company's projections and manufacturing implementation, local market variations can lead to differences between expected and actual demand and resulting delays in shipment, which can affect the Company's financial results.

Currency and Hedging Risks. The value of the U.S. dollar continues to affect the Company's financial results. The functional currency for the Company's international subsidiaries is the U.S. dollar. When the U.S. dollar strengthens against other currencies, sales made in those currencies translate into lower sales in U.S. dollars; and when the U.S. dollar weakens, sales made in local currencies translate into higher sales in U.S. dollars. Correspondingly, costs and expenses incurred in non-U.S. dollar currencies increase when the U.S. dollar weakens and decline when the U.S. dollar strengthens. Accordingly, changes in exchange rates may positively or negatively affect the Company's sales (as expressed in U.S. dollars), gross margins, and operating expenses, and the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company engages in hedging programs aimed at limiting in part the impact of currency fluctuations.
Through these programs the Company hedges its non-U.S. dollar net monetary assets and its Japanese yen denominated purchase commitments primarily through the use of forward exchange and option contracts. For certain of its markets, particularly Latin America, the Company has determined that ongoing hedging of its non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of local currencies. From time to time the Company purchases foreign currency option contracts as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated sales of its international marketing subsidiaries, principally in Europe and Japan. These instruments provide only limited protection against currency exchange risks. The Company varies the percentage of anticipated sales that it attempts to protect against currency exchange risks based upon its judgment of currency markets and the costs of these instruments, and in some markets, particularly in developing areas, the Company's ability to utilize such instruments is limited. If the Company overestimates the hedging amount needed to protect anticipated sales during a period in which the dollar weakens or yen-denominated purchase commitments during a period when the dollar strengthens, the Company could incur expense that would not be balanced by the impact of exchange rate movements on its sales and purchase commitments. All currency contracts that are entered into by the Company are components of its hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells its products or a weakening exchange rate against currencies in which the Company incurs costs, particularly the Japanese yen, the Company's sales or its costs are adversely affected.

Tax Rate. The Company's tax rate is heavily dependent upon the proportion of earnings that are derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the U.S. If the earnings of this subsidiary as a percentage of the Company's total earnings were to decline, or should the Company's ability to reinvest these earnings be reduced, the Company's tax rate would increase beyond the estimated 30%. In addition, should the Company's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary require significant adjustment due to audits or regulatory changes, the Company's overall tax rate could increase.

Seasonality. General economic conditions have an impact on the Company's business and financial results. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect sales of the Company's products. Although the Company does not consider its business to be highly seasonal, it has experienced seasonally higher sales and earnings in the fourth quarter of the year. The continued expansion of its retail business is likely to result in the increased seasonality of the Company's business, particularly in the fourth quarter of the year, and its financial results being more dependent on retail business fluctuations.

Facilities. Certain of the Company's facilities, including its European distribution center in Gorinchem, The Netherlands, and critical suppliers are located in areas that are at risk for natural disasters such as floods, tornadoes, hurricanes and earthquakes. While the Company attempts to minimize the potential for loss through preventative planning and insurance risk transfer products, such natural disasters could negatively affect the Company's sales, profitability, and cash flow.

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

Item 8.  Financial Statements and Supplementary Data

     Index to Consolidated Financial Statements

     Financial Statements:
      Report of Independent Accountants
      Consolidated Balance Sheet at December 31, 1995 and 1994 Consolidated Statement of Income for the three years ended
       December 31, 1995
      Consolidated Statement of Cash Flows for the three years ended
       December 31, 1995
      Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1995
      Notes to Consolidated Financial Statements

     Financial Statement Schedules:
      For the three years ended December 31, 1995:
       Schedule VIII - Valuation and Qualifying Accounts

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Compaq Computer Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Compaq Computer Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
January 23, 1996

                     COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED BALANCE SHEET

December 31,
Dollars in millions, except par value                   1995     1994
----------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                             $  745   $  471
 Accounts receivable, less allowance of $100 and $75    3,141    2,287
 Inventories                                            2,156    2,005
 Deferred income taxes                                    365      303
 Prepaid expenses and other current assets                120       92
                                                       ---------------
  Total current assets                                  6,527    5,158
                                                       ---------------
Property, plant, and equipment,
 less accumulated depreciation                          1,110      944
Other assets                                              181       64
                                                       ---------------
                                                       $7,818   $6,166
                                                       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $1,379   $  888
 Income taxes payable                                     190      246
 Other current liabilities                              1,111      879
                                                       ---------------
  Total current liabilities                             2,680    2,013
                                                       ---------------
Long-term debt                                            300      300
                                                       ---------------
Deferred income taxes                                     224      179
                                                       ---------------
Commitments and contingencies
Stockholders' equity:-
 Preferred stock, $.01 par value
 (authorized: 10 million shares; issued: none)
 Common stock and capital in excess of $.01 par value
  (authorized: 1 billion shares; issued and outstanding:
  267.1 million shares at December 31, 1995 and
  261.0 million shares at December 31, 1994)              890      739
 Retained earnings                                      3,724    2,935
                                                       ---------------
    Total stockholders' equity                          4,614    3,674
                                                       ---------------
                                                       $7,818   $6,166
                                                       ===============

The accompanying notes are an integral part of these financial statements.

                         COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME


Year ended December 31,
In millions, except per share amounts      1995         1994         1993
---------------------------------------------------------------------------
Sales                                   $ 14,755     $ 10,866     $  7,191
Cost of sales                             11,367        8,139        5,493
                                        -----------------------------------
                                           3,388        2,727        1,698
                                        -----------------------------------

Selling, general, and
  administrative expense                   1,594        1,235          837
Research and development costs               270          226          169
Purchased in-process technology              241
Other income and expense, net                 95           94           76
                                        -----------------------------------
                                           2,200        1,555        1,082
                                        -----------------------------------
Income before provision for income taxes   1,188        1,172          616
Provision for income taxes                   399          305          154
                                        -----------------------------------
Net income                              $    789     $    867     $    462
                                        ===================================

Earnings per common and common
  equivalent share:
    Primary                             $   2.88     $   3.23     $   1.82
                                        ===================================
    Assuming full dilution              $   2.87     $   3.21     $   1.78
                                        ===================================

Shares used in computing earnings per
  common and common equivalent share:
    Primary                                273.6        268.6        254.1
                                        ===================================
    Assuming full dilution                 275.0        270.1        258.9
                                        ===================================

The accompanying notes are an integral part of these financial statements.

                          COMPAQ COMPUTER CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS


Year ended December 31,
In millions                                      1995       1994       1993
------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers                $  13,910  $   9,986  $   6,731
  Cash paid to suppliers and employees          (12,437)    (9,778)    (6,331)
  Interest and dividends received                    53         22         20
  Interest paid                                    (100)       (65)       (64)
  Income taxes paid                                (483)      (266)      (116)
                                              --------------------------------
    Net cash provided by (used in)
      operating activities                          943       (101)       240
                                              --------------------------------
Cash flows from investing activities:
  Purchases of property, plant,
    and equipment, net                             (391)      (357)      (145)
  Acquisition of businesses,                       (318)
    net of cash acquired
  Other, net                                          6        (51)
                                              --------------------------------
    Net cash used in
      investing activities                         (703)      (408)      (145)
                                              --------------------------------
Cash flows from financing activities:
  Issuance of common stock pursuant
   to stock option plans                             79        100        142
  Issuance of long-term debt                                   300
                                              --------------------------------
    Net cash provided by
      financing activities                           79        400        142
                                              --------------------------------
Effect of exchange rate changes on cash             (45)       (47)        33
                                              --------------------------------
    Net increase (decrease) in cash and
      cash equivalents                              274       (156)       270
Cash and cash equivalents at beginning of year      471        627        357
                                              --------------------------------
Cash and cash equivalents at end of year      $     745  $     471  $     627
                                              ================================

Reconciliation of net income to net cash
  provided by (used in) operating activities:
  Net income                                  $     789  $     867  $     462
    Depreciation and amortization                   214        169        156
    Tax benefit associated with stock options        60         53         44
    Provision for bad debts                          43         36         33
    Purchased in-process technology                 241
    Deferred income taxes                           (17)      (184)       (38)
    Loss on disposal of assets                        2          2          2
    Exchange rate effect                             33         46         15
    Increase in accounts receivable                (863)      (926)      (484)
    Increase in inventories                        (135)      (882)      (289)
    Decrease (increase) in prepaid expenses and
      other current assets                          (41)       (55)        24
    Increase in accounts payable                    479        248        125
    Increase (decrease) in income taxes payable     (61)       173         34
    Increase in other current liabilities           199        352        156
                                              --------------------------------
      Net cash provided by (used in)
       operating activities                   $     943  $    (101) $     240
                                              ================================

Supplemental Cash Flow Information

Year ended December 31,
In millions                                      1995
------------------------------------------------------
Acquisitions (Note 2)
  Fair value of assets acquired               $   432
  Liabilities assumed                             (69)
  Stock issued                                    (12)
  Options assumed                                 (14)
                                               -------
  Cash paid                                       337
Less: cash acquired                               (19)
                                               -------
Net cash paid for acquisitions                 $  318
                                               =======

The accompanying notes are an integral part of these financial statements.

                         COMPAQ COMPUTER CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                         Common stock
                                     --------------------
                                               Par value
                                      Number  and capital
In millions,                            of     in excess   Retained
except number of shares in thousands  shares     of par    earnings   Total
-----------------------------------------------------------------------------
Balance, December 31, 1992           239,490  $   400     $  1,606  $  2,006
Issuance pursuant to stock
  option plans                        13,553      142                    142
Tax benefit associated with
  stock options                                    44                     44
Net income                                                     462       462
                                     ----------------------------------------
Balance, December 31, 1993           253,043      586        2,068     2,654
Issuance pursuant to stock
  option plans                         7,994      100                    100
Tax benefit associated with
  stock options                                    53                     53
Net income                                                     867       867
                                     ----------------------------------------
Balance, December 31, 1994           261,037      739        2,935     3,674
Issuance pursuant to stock
  option plans                         5,792       79                     79
Issuance pursuant to
  business acquired                      241       12                     12
Tax benefit associated with
  stock options                                    60                     60
Net income                                                     789       789
                                     ----------------------------------------
Balance, December 31, 1995           267,070  $   890     $  3,724  $  4,614
                                     ========================================

The accompanying notes are an integral part of these financial statements.

                         COMPAQ COMPUTER CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Significant Accounting Policies:

Description of business - Compaq Computer Corporation designs, develops, manufactures, and markets a wide range of personal computing products, including desktop personal computers, portable computers, tower PC servers and peripheral products that store and manage data in network environments. The Company markets its products primarily to business, home, government, and education customers. The Company operates in one principal industry segment across geographically diverse markets.

Principles of consolidation - The consolidated financial statements include the accounts of Compaq Computer Corporation and its subsidiaries. All significant intercompany transactions have been eliminated.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

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

Purchased technology, other intangible assets, and goodwill -
Purchased technology, other intangible assets including licenses and trademarks, and goodwill are carried at cost less accumulated amortization, which is being provided on a straight-line basis over the economic lives of the respective assets, generally three to seven years.

Sales recognition - The Company recognizes sales at the time products are shipped to its customers. Provision is made currently for estimated product returns and price protection which may occur under programs the Company has with its customers and under floor planning arrangements with third-party finance companies.

Post sales support and warranty expense - The Company provides currently for the estimated cost that may be incurred for post sales support and product warranties.

Advertising costs - Advertising costs are charged to operations when incurred. The cost of direct-response advertising is not significant. Advertising expenses for 1995, 1994, and 1993 were $201 million, $193 million, and $114 million, respectively.

Foreign currency - The Company uses the U.S. dollar as its functional currency. Financial statements of the Company's foreign subsidiaries are translated to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Sales and other expense elements are translated at rates that approximate the rates in effect on the transaction dates. Gains and losses from this process are included in the Company's consolidated statement of income.

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

From time to time the Company hedges a portion of its anticipated but not firmly committed sales of its international marketing subsidiaries using purchased foreign currency options. Realized and unrealized gains and the net premiums on these options are deferred and recognized as a component of sales in the same period that the related sales occur. In addition, at times the Company utilizes forward contracts to protect the Company from the effects of currency fluctuations on anticipated but not firmly committed sales which are expected to occur within a three-month period. These forward contracts do not extend beyond the end of any quarter or year.

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

Stock-based compensation - The Company has not elected early adoption of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation. FAS 123 becomes effective beginning with the Company's first quarter of 1996, and will not have a material effect on the Company's consolidated financial position or operating results. Upon adoption of FAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

Other recent pronouncements - In 1995 Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued and is effective for fiscal years commencing after December 15, 1995. The future adoption of FAS 121 is not expected to have a material effect on the Company's consolidated financial position or operating results.

Reclassifications - Certain amounts have been reclassified to conform to the 1995 presentation.

Note 2 - Acquisitions:

During the fourth quarter of 1995 the Company acquired all of the outstanding shares of NetWorth, Inc., a publicly-held developer, manufacturer, and supplier of fast ethernet hubs, switches, and related products, and Thomas-Conrad Corporation, a privately-held maker of network interface cards and hubs. In addition, during 1995 the Company acquired a small software company. The aggregate purchase price of $386 million consisted of $359 million in cash of which $22 million was paid subsequent to year end, assumption of certain stock options and the issuance of 240,622 shares of common stock of the Company.

The acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired businesses and the estimated fair market values of the acquired assets and liabilities were included in the Company's consolidated financial statements from the dates of acquisition. The aggregate purchase price plus $5 million of costs directly attributable to the completion of the acquisitions, has been allocated to the assets and liabilities acquired. The aggregate purchase price included $241 million which represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount was expensed in the Company's consolidated statement of income during the fourth quarter of 1995. In addition, the aggregate purchase price included $126 million representing purchased technology, other identifiable intangibles and goodwill. These assets are included in other assets at December 31, 1995.

The following summary, prepared on a pro forma basis, combines the operating results as if the companies had been acquired as of the beginning of the periods presented. The summary includes the impact of certain adjustments such as goodwill amortization and estimated changes in interest income due to cash outlays associated with the transactions and the related income tax effects:

Year ended December 31,                                 (unaudited)
In millions, except per share amounts                1995         1994
------------------------------------------------------------------------
Sales                                             $ 14,849     $ 10,978
Net income                                             992          837
Net income per share                                  3.61         3.10

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a forecast of future results and do not reflect any synergies that might be achieved from the combined operations.

Note 3 - Inventories:

Inventories consisted of the following components:

December 31,
In millions                                          1995         1994
------------------------------------------------------------------------
Raw material                                      $    772     $  1,013
Work-in-process                                        271          266
Finished goods                                       1,113          726
                                                  ----------------------
                                                  $  2,156     $  2,005
                                                  ======================

Note 4 - Property, Plant, and Equipment:

Property, plant, and equipment are summarized below:

December 31,
In millions                                          1995         1994
------------------------------------------------------------------------
Land                                              $     72     $     71
Buildings                                              565          556
Machinery and equipment                              1,067          878
Furniture and fixtures                                  78           61
Leasehold improvements                                  57           35
Construction-in-progress                               142           71
                                                  ----------------------
                                                     1,981        1,672
Less-accumulated depreciation                          871          728
                                                  ----------------------
                                                  $  1,110     $    944
                                                  ======================

Interest aggregating $7 million and $3 million was capitalized and added to the cost of the Company's property, plant, and equipment in 1995 and 1994, respectively. No interest was capitalized during 1993.

Depreciation expense totaled $214 million, $168 million, and $155 million in 1995, 1994, and 1993, respectively.

Note 5 - Other Current Liabilities:

The estimated costs which may be incurred for post sales support and product warranties of $347 million and $306 million were included in other current liabilities at December 31, 1995 and 1994, respectively.

Note 6 - Credit Agreements and Financing Arrangements:

In October 1995 the Company entered into agreements for a $1.25 billion syndicated credit facility (of which $250 million expires in October 1996 and $1 billion expires in October 2000) which remains unused at December 31, 1995. The Company has a $750 million commercial paper program, which is supported by the $1.0 billion portion of the syndicated credit facility. No commercial paper was outstanding at December 31, 1995. The commercial paper program and various uncommitted bank lines of credit were used during 1995, with usage levels ranging from a high of $280 million to $14 million at December 31, 1995.

In March 1994 the Company issued $300 million in senior notes, including $150 million 6 1/2% notes due March 15, 1999 and $150 million 7 1/4% notes due March 15, 2004. Interest on the notes is payable semiannually on March 15 and September 15 of each year. The notes are not redeemable prior to maturity and are not entitled to any sinking fund.

Note 7 - Other Income and Expense:

Other income and expense consisted of the following components:

Year ended December 31,
In millions                                         1995      1994      1993
-----------------------------------------------------------------------------
Interest and dividend income                      $  (53)   $  (22)   $  (20)
Interest expense associated with hedging              18         9        22
Other interest expense                                81        62        41
Currency losses, net                                  33        46        15
Restructuring charges and other asset write-downs                         12
Other, net                                            16        (1)        6
                                                  ---------------------------
                                                  $   95    $   94    $   76
                                                  ===========================

In the fourth quarter of 1993 the Company recorded charges associated with its plans to withdraw from the printer business, including costs related to certain contractual liabilities and the write-downs of the carrying value of certain assets. The charge, net of the reversal of previously recorded restructuring reserves, totaled $10 million. No reserves related to these restructurings remained at December 31, 1995 and 1994.

Note 8 - Provision for Income Taxes:

The components of income before provision for income taxes were as follows:

Year ended December 31,
In millions                                   1995      1994      1993
-----------------------------------------------------------------------
Domestic                                    $  500    $  566    $  284
Foreign                                        688       606       332
                                            ---------------------------
                                            $1,188    $1,172    $  616
                                            ===========================

The provision for income taxes charged to operations was as follows:

Year ended December 31,
In millions                                   1995      1994      1993
-----------------------------------------------------------------------
Current tax expense
  U.S. federal                              $  274    $  303    $  130
  State and local                               11         7         4
  Foreign                                      142       134        58
                                            ---------------------------
    Total current                              427       444       192
                                            ---------------------------
Deferred tax expense
  U.S. federal                                  (8)     (114)      (18)
  State and local                               (2)       (6)
  Foreign                                      (18)      (19)      (20)
                                            ---------------------------
    Total deferred                             (28)     (139)      (38)
                                            ---------------------------
    Total provision                         $  399    $  305    $  154
                                            ===========================

Total income tax expense for 1995, 1994, and 1993 resulted in effective tax rates of 34%, 26%, and 25%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows:

Year ended December 31,
In millions                                   1995      1994      1993
-----------------------------------------------------------------------
Tax expense at U.S. statutory rate          $  416    $  410    $  216
Foreign tax effect, net                        (79)      (97)      (64)
Non-deductible purchased
 in-process technology                          85
Other, net                                     (23)       (8)        2
                                            ---------------------------
                                            $  399    $  305    $  154
                                            ===========================

In connection with the acquisitions that occurred during 1995, the Company expensed $241 million for a non-recurring, non-tax deductible charge for purchased in-process technology which resulted in an increase in the 1995 effective tax rate from 28% to 34%.

The Company increased its U.S. deferred tax liability in 1993 as a result of legislation enacted during 1993 which increased the corporate tax rate to 35% from 34% retroactive to January 1, 1993. The increase had an immaterial effect on the consolidated financial statements.

The Company benefits from a tax holiday in Singapore which expires in 2001, with a potential extension to August 2004 if certain cumulative investment levels and other conditions are met. During the first quarter of 1993 the Company determined that a portion of the undistributed earnings of its Singaporean manufacturing subsidiary will be reinvested indefinitely. As a result of this determination, no provision for U.S. income tax was made on $337 million, $218 million, and $158 million of earnings of this subsidiary during 1995, 1994 and 1993, respectively. These earnings would become subject to U.S. tax if they were actually or deemed to be remitted to the Company as dividends or if the Company should sell its stock in this subsidiary. The Company estimates an additional tax provision of $250 million would be required at such time if the full amount of these accumulated earnings became subject to U.S. tax. The decision to reinvest such earnings indefinitely had the effect of increasing earnings per share by $0.43, $0.28, and $0.21 on a fully diluted basis in 1995, 1994, and 1993, respectively.

Deferred tax liabilities (assets) at December 31, 1995 and 1994 are comprised of the following:

December 31,
In millions                                         1995         1994
-----------------------------------------------------------------------
Unremitted earnings of foreign subsidiaries      $    226     $    182
Difference arising from different tax and
 financial reporting year ends                         33           19
Depreciation and property, plant, and
 equipment basis differences                           18            4
Unrealized currency gains                                            2
Other                                                  13           17
                                                 ----------------------
    Gross deferred tax liabilities                    290          224
                                                 ----------------------

Post sales support and warranty accruals             (117)        (103)
Receivable valuation allowances                       (84)         (65)
Stock option compensation                             (56)         (45)
Intercompany profit eliminations                      (29)         (40)
Inventory valuation allowances                        (39)         (36)
Loss carryforwards                                    (41)         (20)
Unrealized currency losses                            (10)
Depreciation and property, plant, and
 equipment basis differences                          (17)          (9)
Other                                                 (45)         (30)
                                                 ----------------------
    Gross deferred tax assets                        (438)        (348)
                                                 ----------------------
Deferred tax asset valuation allowance                  7
                                                 ----------------------
                                                 $   (141)    $   (124)
                                                 ======================

Note 9 - Stockholders' Equity and Employee Benefit Plans:

Equity incentive plans - At December 31, 1995, there were 55,728,062 shares of common stock reserved by the Board of Directors for issuance under the Company's employee stock option plans. Options are generally granted at the fair market value of the common stock at the date of grant and generally vest over four to five years. In limited circumstances, options may be granted at prices less than fair market value and may vest immediately. Options granted under the plans must be exercised not later than ten years from the date of grant. Options on 12,421,495 shares were exercisable at December 31, 1995.

In connection with the acquisitions discussed in Note 2, the Company assumed certain outstanding options to purchase common stock of the acquired companies and exchanged them for options to acquire 529,053 shares of the Company's common stock at exercise prices of $6.49 to $32.75 per share.

The following table summarizes activity under the plans for each of the three years in the period ended December 31, 1995:

                                             Shares       Price per share
                                          (In thousands)

Options outstanding, December 31, 1992       41,910
Options granted                               6,456      $ 14.88-24.63
Options lapsed or cancelled                  (2,154)
Options exercised                           (13,469)         .09-23.25
                                            -------
Options outstanding, December 31, 1993       32,743
Options granted                               5,567        28.66-40.13
Options lapsed or cancelled                  (1,021)
Options exercised                            (7,901)         .78-35.38
                                            -------
Options outstanding, December 31, 1994       29,388
Options granted                               6,469         6.49-55.63
Options lapsed or cancelled                  (1,116)
Options exercised                            (5,785)         .97-40.13
                                            -------
Options outstanding, December 31, 1995       28,956
                                            =======

There were 25,583,736; 17,802,000; and 22,554,000 shares available for grants under the plans at December 31, 1995, 1994, and 1993, respectively.

The Company has a Stock Option Plan for Non-Employee Directors (the Director Plan). At December 31, 1995, there were 1,190,310 shares of common stock reserved for issuance under the Director Plan. Pursuant to the terms of the plan, each non-employee director is entitled to receive options to purchase common stock of the Company upon initial appointment to the Board (initial grants) and upon subsequent reelection to the Board (annual grants). Initial grants are exercisable during the period beginning one year after initial appointment to the Board and ending ten years after the date of grant. Annual grants vest over two years and are exercisable thereafter until the tenth anniversary of the date of grant. Both initial grants and annual grants have an exercise price equal to the fair market value of the Company's stock on the date of grant. Additionally, pursuant to the terms of the Director Plan, non-employee directors may elect to receive stock options in lieu of all or a portion of the annual retainer to be earned. Such options are granted at 50% of the price of the Company's common stock at the date of grant and are exercisable during the period beginning one year after the grant date and ending ten years after the date of grant. Options totaling 458,853 were exercisable under the Director Plan at December 31, 1995. Activity under the plan for each of the three years in the period ended December 31, 1995 was as follows:

                                             Shares      Price per share
                                         (In thousands)

Options outstanding, December 31, 1992         477
Options granted                                105        $ 8.13-16.25
Options lapsed or cancelled                    (15)
Options exercised                              (84)         4.23-13.35
                                              ----
Options outstanding, December 31, 1993         483
Options granted                                113         18.12-36.25
Options exercised                              (93)         2.54-20.33
                                              ----
Options outstanding, December 31, 1994         503
Options granted                                126         19.50-48.38
Options exercised                               (7)         2.54-18.12
                                              ----
Options outstanding, December 31, 1995         622
                                              ====

There were 568,241; 694,000; and 807,000 shares available for grants under the plan at December 31, 1995, 1994, and 1993, respectively.

Compaq Computer Corporation Investment Plan - The Company has an Investment Plan available to all domestic employees and intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. Employees may contribute to the plan up to 14% of their salary with a yearly maximum not to exceed the maximum allowable by the Internal Revenue Service. The Company will match employee contributions for an amount up to 6% of each employee's base salary. Contributions are invested at the direction of the employee in one or more funds or can be directed to purchase common stock of the Company at fair market value. Company contributions generally vest over three years although Company contributions for those employees having five years of service vest immediately. Company contributions are charged to expense in accordance with their vesting. Amounts charged to expense were $22 million, $19 million, and $16 million in 1995, 1994, and 1993, respectively.

Incentive compensation plan - The Company has an incentive compensation plan for the majority of its employees. Provision for payments to be made under the plan is based on 6% of net income from operations, as defined, and is payable semiannually. The amount expensed under the plan was $59 million, $51 million, and $27 million in 1995, 1994, and 1993, respectively.

Stock split - All share and per share information has been retroactively restated in the accompanying financial data to reflect the three-for-one stock split effected in the form of a stock dividend effective May 31, 1994.

Note 10 - Certain Market and Geographic Data:

The Company has subsidiaries in various foreign countries that manufacture and sell the Company's products in their respective geographic areas. Summary information with respect to the Company's geographic operations in 1995, 1994, and 1993 follows:

                           United
                          States &              Other     Elimin-    Consol-
In millions                Canada    Europe   countries   nations    idated
----------------------------------------------------------------------------
1995
----
Sales to customers       $  7,255  $  5,370  $   2,130             $ 14,755
Intercompany transfers      1,632       307      1,676  $  (3,615)
                         ---------------------------------------------------
                         $  8,887  $  5,677  $   3,806  $  (3,615) $ 14,755
                         ===================================================

Income (loss) from
 operations              $    663  $    672  $     265  $      (8) $  1,592
                         =========================================
Corporate expenses, net (1)                                            (404)
                                                                   ---------
Pretax income                                                      $  1,188
                                                                   =========

Identifiable assets      $  3,697  $  1,898  $   1,487  $      (9) $  7,073
                         =========================================
General corporate assets                                                745
                                                                   ---------
Total assets                                                       $  7,818
                                                                   =========
1994
----
Sales to customers       $  5,473  $  3,829  $   1,564             $ 10,866
Intercompany transfers      1,526       175      1,660  $  (3,361)
                         ---------------------------------------------------
                         $  6,999  $  4,004  $   3,224  $  (3,361) $ 10,866
                         ===================================================

Income (loss) from
 operations              $    533  $    470  $     292  $      (1) $  1,294
                         =========================================
Corporate expenses, net                                                (122)
                                                                   ---------
Pretax income                                                      $  1,172
                                                                   =========

Identifiable assets      $  2,835  $  1,591  $   1,274  $      (5) $  5,695
                         =========================================
General corporate assets                                                471
                                                                   ---------
Total assets                                                       $  6,166
                                                                   =========
1993
----
Sales to customers       $  3,670  $  2,718  $     803             $  7,191
Intercompany transfers      1,514       109        990  $  (2,613)
                         ---------------------------------------------------
                         $  5,184  $  2,827  $   1,793  $  (2,613) $  7,191
                         ===================================================

Income from operations   $    310  $    183  $     245  $       5  $    743
                         =========================================
Corporate expenses, net                                                (127)
                                                                   ---------
Pretax income                                                      $    616
                                                                   =========

Identifiable assets      $  1,905  $    970  $     586  $      (4) $  3,457
                         =========================================
General corporate assets                                                627
                                                                   ---------
Total assets                                                       $  4,084
                                                                   =========

(1) Includes a $241 million non-recurring, non-tax deductible charge for purchased in-process technology in connection with acquisitions that occurred during 1995.

Note 11 - Commitments, Contingencies, Financial Instruments, and
Factors that May Affect Future Operations:

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

At December 31, 1995 and 1994, the Company had purchased currency options outstanding aggregating $26 million and $208 million, respectively, to buy Japanese yen related to commitments for inventory purchases and certain capital expenditures. The Company also had yen-denominated investments aggregating $72 million outstanding at December 31, 1995 relating to these commitments. Unrealized gains, losses, and deferred costs related to option contracts associated with such commitments at these dates were not material. Any gains or losses, if realized, or costs related to these contracts are recorded as part of the cost of the inventory or capital item upon acquisition. The maturity dates of the yen-denominated investments and currency option contracts which were outstanding at December 31, 1995 extended from one month to 45 days.

The Company's program to reduce the currency exposure associated with the net monetary assets of the Company's international subsidiaries includes agreements to exchange various foreign currencies for U.S. dollars. At December 31, 1995 and 1994, such agreements to sell foreign currencies included forward contracts aggregating $1.4 billion and $1.2 billion, respectively, and purchased currency option contracts aggregating $45 million at December 31, 1994. Unrealized and realized gains and losses resulting from these contracts are included in other income and expense in the Company's consolidated statement of income and generally are recognized currently, while the interest element associated with forward contracts is recognized as interest expense over the life of each contract. Unrealized gains and losses on these contracts are reflected in accounts receivable or other current liabilities in the Company's consolidated balance sheet and approximate the fair value of such contracts at December 31, 1995 and 1994. The maturity dates of the forward contracts and currency option contracts which were outstanding at December 31, 1995 extended from two days to six months.

The Company has utilized purchased currency option contracts to hedge a portion of the anticipated but not firmly committed sales of its international marketing subsidiaries. Although no such contracts were outstanding at December 31, 1994, contracts aggregating $253 million were outstanding at December 31, 1995 related to the hedge of such sales for a six-month period. The unrealized gain deferred on these contracts at December 31, 1995 was $2 million. Gains and premium costs associated with such purchased currency option contracts are reflected as a component of sales in the Company's consolidated statement of income.

The Company has utilized forward contracts to protect the Company against potentially adverse changes in foreign currency exchange rates on anticipated but not firmly committed sales of its international marketing subsidiaries which are expected to occur within a three-month period. No such contracts were outstanding at December 31, 1995 and 1994. During 1995 and 1994 the amount of any gain or loss on these contracts was immaterial.

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

The Company enters into various other types of financial instruments in the normal course of business. Fair values for certain financial instruments are based on quoted market prices. For other financial instruments, fair values are based on the appropriate pricing models using current market information. The amounts ultimately realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments. Fair values of cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities reflected in the December 31, 1995 and 1994 consolidated balance sheets approximate carrying value at that date. The fair value of the Company's long-term debt at December 31, 1995 and 1994 was estimated to be $312 million and $279 million, respectively, compared with its carrying value of $300 million.

Concentration of credit risk - The Company's cash and cash equivalents and accounts receivable are subject to potential credit risk. The Company's cash management and investment policies restrict investments to low risk, highly-liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals.

The Company distributes products primarily through third-party resellers and as a result maintains individually significant accounts receivable balances from various major resellers. The Company evaluates the credit worthiness of its resellers on an ongoing basis and may, from time to time, tighten credit terms to particular resellers. Such tightening may take the form of shorter payment terms, requiring security, reduction of credit availability, or the deauthorization of a reseller. In addition, the Company uses various risk transfer instruments such as credit insurance, factoring, and floor planning with third-party finance companies and financial institutions; however, there can be no assurance that these arrangements will be sufficient to avoid significant accounts receivable losses or will continue to be available. While the Company believes that its distribution strategies will serve to minimize the risk associated with the loss of a reseller or the decline in sales to a reseller due to tightened credit terms, there can be no assurance that disruption to the Company's sales and profitability will not occur. If the financial condition and operations of these resellers deteriorate, the Company's operating results could be adversely affected. At December 31, 1995 the receivable balances from the Company's five largest resellers represented approximately 20% of accounts receivable. The Company generally has experienced longer accounts receivable cycles in its emerging markets, in particular China and Latin America, when compared to its U.S. and European markets. In the event that accounts receivable cycles in these developing markets lengthen further or one or more of the Company's larger resellers in these regions fail, the Company could be adversely affected.

The Company's resellers typically purchase products on an as-needed basis through purchase orders. Certain of the Company's resellers finance a portion of their inventories through third-party finance companies. Under the terms of the financing arrangements, the Company may be required, in limited circumstances, to repurchase certain products from the finance companies. Additionally, the Company has on occasion guaranteed a portion of certain resellers' outstanding balances with third-party finance companies and financial institutions. Guarantees under these and other arrangements aggregating $55 million and $28 million were outstanding at December 31, 1995 and 1994, respectively. During the years that the Company has supported these financing programs, claims under these arrangements have been negligible. The Company makes provisions for estimated product returns and bad debts which may occur under these programs.

Factors that may affect future operations - The Company participates in a highly volatile industry that is characterized by fierce industry-wide competition for market share resulting in aggressive pricing practices, continually changing customer demand patterns, growing competition from well-capitalized high technology and consumer electronics companies, and rapid technological development. The Company's operating results could be adversely affected should the Company be unable to anticipate customer demand accurately, to maintain short design cycles while meeting evolving industry performance standards, to manage its product transitions, inventory levels, and manufacturing processes efficiently, to distribute its products quickly in response to customer demand, to differentiate its products from those of its competitors, or to compete successfully in the markets for its new products.

Significant numbers of components are purchased from single sources due to technology, availability, price, quality, or other considerations. Key components and processes currently obtained from single sources include certain of the Company's displays, microprocessors, application specific integrated circuits and other custom chips, and certain processes relating to construction of the plastic housing for the Company's computers. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for additional suppliers. In the event that a supply of a key single-sourced material, process, or component were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. The Company attempts to mitigate these risks by working closely with key suppliers on product plans, strategic inventories, and coordinated product introductions.

Litigation - The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's consolidated financial position or operating results. Additional discussion on legal proceedings is presented in Part I (Item 3) of this Annual Report on Form 10-K.

Lease commitments - The Company leases certain manufacturing and office facilities and equipment under noncancelable operating leases with terms from one to 30 years. Rent expense for 1995, 1994, and 1993 was $75 million, $48 million, and $32 million, respectively.

The Company's minimum rental commitments under noncancelable operating leases at December 31, 1995 were as follows:

                                 Year            Amount
                                             (In millions)
                               -------         ---------
                               1996            $     42
                               1997                  35
                               1998                  26
                               1999                  19
                               2000                  16
                               Thereafter           177
                                               ---------
                                               $    315
                                               =========

Note 12 - Selected Quarterly Financial Data (not covered by report of independent accountants):

The table below sets forth selected financial information for each quarter of the last two years.

In millions,                   1st           2nd           3rd           4th
except per share amounts     quarter       quarter       quarter       quarter
------------------------------------------------------------------------------
1995

Sales                      $  2,959      $  3,501      $  3,594      $  4,701
Gross margin                    724           826           819         1,019
Net income (1)                  216           246           245            82
Earnings per common and
  common equivalent share
    Primary (1)                0.80          0.90          0.89          0.30
    Assuming full dilution (1) 0.80          0.90          0.89          0.30

1994

Sales                      $  2,278      $  2,499      $  2,838      $  3,251
Gross margin                    617           663           653           794
Net income                      213           210           201           243
Earnings per common and
  common equivalent share
    Primary                    0.80          0.78          0.75          0.90
    Assuming full dilution     0.80          0.78          0.75          0.90

(1) Includes a $241 million ($.87 per share) non-recurring, non-tax deductible charge for purchased in-process technology in connection with acquisitions that occurred during the fourth quarter of 1995.

Earnings per common and common equivalent share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

PART III

Items 10 to 13  inclusive.

     These items have been omitted in accordance with instructions to Form 10-K Annual Report. The Registrant will file with the Commission in March 1996, pursuant to Regulation 14A, a definitive proxy statement that will involve the election of directors.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.

     (a)  The following documents are filed as a part of this report:

     Financial Statements and Financial Statement Schedules - See
Index to Consolidated Financial Statements at Item 8 of this report.

Exhibit
  No.     Description of Exhibits

3.1       Restated Certificate of Incorporation of Registrant.

3.2 Bylaws of Registrant, as amended (incorporated herein by reference to Exhibit No. 3.5 to the Registrant's Form 10-Q for the quarter ended June 30, 1992).

4.1 Senior Debt Indenture dated as of March 1, 1994, between the Registrant and NationsBank of Texas, National Association, Trustee (incorporated by reference to Exhibit 4.a to the Registrant's Registration Statement No. 33-63436 on Form S-3 (the "Form S-3")).

4.2       Subordinated Debt Indenture dated as of March 1,
          1994, between the Registrant and NationsBank of Texas, National Association, Trustee (incorporated by reference to Exhibit 4.b to the Form S-3).

4.3 Specimen of the Registrant's 6 1/2% senior notes due March 1999 (incorporated by reference to the Registrant's Form 8-K dated March 10, 1994 (the "March
          1994 Form 8-K")).

4.4 Specimen of the Registrant's 7 1/4% senior notes due March 15, 2004 (incorporated by reference to the March 1994 Form 8-K).

10.1      Registrant's 1982 Stock Option Plan, as amended
          (incorporated herein by reference to the corresponding exhibit in the Registrant's Form 10-Q for the quarter ended June 30, 1989 (the "1989 Second Quarter Form 10-Q")). *

10.2 Registrant's 1983 Nonqualified Stock Option Plan, as amended (incorporated herein by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1988). *

10.3 Registrant's 1985 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant's
          Form 10-K for the year ended December 31, 1991 (the
          "1991 Form 10-K")). *

10.4      Registrant's 1985 Executive and Key Employees Stock
          Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the 1989 Second Quarter
          Form 10-Q). *

10.5 Registrant's 1985 Nonqualified Stock Option Plan, as amended (incorporated herein by reference to Exhibit
          10.4 to the 1989 Second Quarter Form 10-Q). *

10.6      Forms of Stock Option Agreements relating to
          Exhibits 10.1 through 10.5 (incorporated herein by reference to Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1987). *

10.7      Registrant's 1989 Equity Incentive Plan, as amended
          (incorporated herein by reference to Exhibit 10.7 to the 1991 Form 10-K). *

10.8      Form of Stock Option Notice relating to Exhibit
          10.7 (incorporated herein by reference to Exhibit 10.8 to the 1991 Form 10-K). *

10.9      Registrant's 1995 Equity Incentive Plan. *

10.10     Form of Stock Option Notice relating to Exhibit 10.9. *

10.11     Registrant's Bonus Incentive Plan. *

10.12     Registrant's Stock Option Plan for Non-Employee
          Directors, as amended. *

10.13 Registrant's Forms of Stock Option Agreement relating to Exhibit 10.12. *

10.14     Registrant's Deferred Compensation and
          Supplemental Savings Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1993). *

10.15     Employment Agreement dated as of January 1,
          1992 between the Registrant and Eckhard Pfeiffer
          (incorporated by reference to Exhibit 10.15 to the 1991
          Form 10-K). *

10.16 Form of letter agreement between Registrant and its executive officers (incorporated by reference to Exhibit 10.16 to the 1991 Form 10-K). *

10.17     $250,000,000 Credit Agreement dated as of
          October 31, 1995 among Compaq Computer Corporation, the banks signatory thereto, Bank of America National Trust and Savings Association as Agent, and NationsBank of Texas, N.A. and Citibank, N.A. as Co-agents
          (incorporated by reference to Exhibit (b)(2) to the Registrant's Schedule 14D-1 relating to the acquisition of NetWorth, Inc. filed on November 9, 1995 (the "14D-1")).

10.18     $1,000,000,000 Credit Agreement dated as of October
          31, 1995 among Compaq Computer Corporation, the banks signatory thereto, Bank of America National Trust and Savings Association as Agent, and NationsBank of Texas, N.A. and Citibank, N.A. as Co-agents (incorporated by reference to Exhibit (b)(1) to the 14D-1).

11 Statement regarding the computation of per share earnings.

21        Subsidiaries of Registrant.

23 Consent of Price Waterhouse LLP, independent accountants.

27        Financial Data Schedule (EDGAR version only).

          * Indicates management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K:

     Report on Form 8-K dated January 24, 1996, containing the Company's news release dated January 24, 1996, with respect to its financial results for the period ended December 31, 1995, including an unaudited consolidated balance sheet as of December 31, 1995, and an unaudited consolidated statement of income for the year ended December 31, 1995.

     Report on Form 8-K dated March 1, 1996, containing the Company's news release dated March 1, 1996.

     Compaq, ProLinea, ProLiant, Deskpro, Contura, Compaq Insight Manager, LTE, Presario, and Smart Start Registered United States Patent and Trademark Office. DirectPlus and CompaqCare are a registered service marks of Compaq Computer Corporation. ProSignia and Intelligent Manageability are trademarks of Compaq Computer Corporation. Wonder Tools is a trademark of Compaq Computer Corporation and Fisher-Price, Inc. Other product names mentioned herein may be trademarks or registered trademarks of their respective companies.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Compaq Computer Corporation


                            By: /s/  ECKHARD PFEIFFER
                                -------------------------------
                                Eckhard Pfeiffer, President and
                                   Chief Executive Officer
                                Date:  March 4, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    Signature                 Title                       Date

                           President and Director
/s/ ECKHARD PFEIFFER       (principal executive officer)  March 4, 1996
-------------------------
   (Eckhard Pfeiffer)

                           Senior Vice President-Finance
                           and Chief Financial Officer
/s/  DARYL J. WHITE        (principal financial officer)  March 4, 1996
-------------------------
    (Daryl J. White)

                           Chairman of the
/s/BENJAMIN M. ROSEN       Board of Directors             February 29, 1996
-------------------------
  (Benjamin M. Rosen)


/s/LAWRENCE T. BABBIO, JR. Director                       February 29, 1996
-------------------------
(Lawrence T. Babbio, Jr.)


/s/ROBERT TED ENLOE, III   Director                       February 29, 1996
-------------------------
(Robert Ted Enloe, III)


/s/GEORGE H. HEILMEIER     Director                       February 29, 1996
-------------------------
 (George H. Heilmeier)


/s/GEORGE E.R. KINNEAR II  Director                       February 29, 1996
-------------------------
(George E.R. Kinnear II)


/s/ PETER N. LARSON        Director                       February 29, 1996
-------------------------
   (Peter N. Larson)


/s/  KENNETH L. LAY        Director                       February 29, 1996
-------------------------
    (Kenneth L. Lay)


/s/  KENNETH ROMAN         Director                       February 29, 1996
-------------------------
    (Kenneth Roman)

PAGE S-1

                                                       SCHEDULE VIII
                     COMPAQ COMPUTER CORPORATION
                  VALUATION AND QUALIFYING ACCOUNTS
                   Allowance for Doubtful Accounts


Year ended December 31,
In millions                            1995        1994        1993
--------------------------------------------------------------------
Balance, beginning of period          $  75       $  49       $  25
Additions charged to expense             43          36          33
Reductions                              (18)        (10)         (9)
                                      ------------------------------
Balance, end of period                $ 100       $  75       $  49
                                      ==============================