Form 10-Q
period 1996-03-31
COMPAQ COMPUTER CORP
filed 1996-05-10
CIK 714154

____________________________________________________________



                                 FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarterly Period Ended March 31, 1996



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

                          Yes  [ x ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 29, 1996, was 268.2 million.

       ____________________________________________________________

                    P A R T  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                         COMPAQ COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                   ASSETS
                                                       March 31,   December 31,
                                                          1996         1995
                                                       ---------   ------------
                                                            (in millions)
Current assets:
 Cash and cash equivalents                              $ 1,036      $   745
 Accounts receivable, net                                 3,042        3,141
 Inventories                                              1,934        2,156
 Deferred income taxes                                      365          365
 Prepaid expenses and other current assets                  126          120
                                                        -------      -------
  Total current assets                                    6,503        6,527
Property, plant, and equipment,
 less accumulated depreciation                            1,144        1,110
Other assets                                                182          181
                                                        -------      -------
                                                        $ 7,829      $ 7,818
                                                        =======      =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                       $ 1,177      $ 1,379
 Income taxes payable                                       191          190
 Other current liabilities                                1,070        1,111
                                                        -------      -------
  Total current liabilities                               2,438        2,680
                                                        -------      -------
Long-term debt                                              300          300
                                                        -------      -------
Deferred income taxes                                       225          224
                                                        -------      -------
Stockholders' equity:-
 Preferred stock, $.01 par value
  (authorized: 10 million shares; issued: none)
 Common stock and capital in excess of $.01 par value
  (authorized: 1 billion shares; issued and outstanding:
  268.2 million shares at March 31, 1996
  and 267.1 million shares at December 31, 1995)            908          890
 Retained earnings                                        3,958        3,724
                                                        -------      -------
  Total stockholders' equity                              4,866        4,614
                                                        -------      -------
                                                        $ 7,829      $ 7,818
                                                        =======      =======

                See accompanying notes to consolidated financial data

                         COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)
                                                  Quarter ended March 31,
                                                    1996           1995
                                                  -------         -------
                                                   (in millions, except
                                                    per share amounts)

Sales                                             $ 4,205         $ 2,959
Cost of sales                                       3,320           2,235
                                                  -------         -------
                                                      885             724
                                                  -------         -------

Selling, general, and administrative expense          431             328
Research and development costs                        103              60
Other income and expense, net                          17              36
                                                  -------         -------
                                                      551             424
                                                  -------         -------

Income before provision for income taxes              334             300
Provision for income taxes                            100              84
                                                  -------         -------
Net income                                        $   234         $   216
                                                  =======         =======

Earnings per common and common equivalent share:
 Primary                                          $  0.85         $  0.80
                                                  =======         =======
 Assuming full dilution                           $  0.85         $  0.80
                                                  =======         =======
Shares used in computing earnings per common
 and common equivalent share:
  Primary                                           276.1           270.9
                                                  =======         =======
  Assuming full dilution                            276.1           270.9
                                                  =======         =======

                See accompanying notes to consolidated financial data

                           COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      Quarter ended March 31,
                                                         1996         1995
                                                       --------     --------
                                                           (in millions)
Cash flows from operating activities:
 Cash received from customers                            $4,289     $2,872
 Cash paid to suppliers and employees                    (3,770)    (2,343)
 Interest and dividends received                              6         10
 Interest paid                                              (24)       (25)
 Income taxes paid                                         (102)      (132)
                                                         ------     ------
  Net cash provided by operating activities                 399        382
                                                         ------     ------
Cash flows from investing activities:
 Purchases of property, plant, and equipment, net          (112)       (84)
 Acquisition of businesses                                  (22)
 Other, net                                                  (6)       (16)
                                                         ------     ------
  Net cash used in investing activities                    (140)      (100)
                                                         ------     ------
Cash flows from financing activities:
 Proceeds from sale of equity securities                     18          8
                                                         ------     ------
  Net cash provided by financing activities                  18          8
                                                         ------     ------
Effect of exchange rate changes on cash                      14         (1)
                                                         ------     ------
  Net increase in cash and cash equivalents                 291        289
Cash and cash equivalents at beginning of period            745        471
                                                         ------     ------
Cash and cash equivalents at end of period               $1,036     $  760
                                                         ======     ======
Reconciliation of net income to net cash provided by
 operating activities:
  Net income                                             $  234     $  216
   Depreciation and amortization                             64         51
   Provision for bad debts                                    7         (3)
   Deferred income taxes                                      1
   Currency exchange losses                                   5         24
   Decrease (increase) in accounts receivable                81        (89)
   Decrease (increase) in inventories                       222       (105)
   Increase in prepaid expenses and
    other current assets                                     (8)       (16)
   Increase (decrease) in accounts payable                 (201)       348
   Increase (decrease) in income taxes payable                2        (22)
   Decrease in other current liabilities                     (8)       (22)
                                                         ------     ------
     Net cash provided by operating activities           $  399     $  382
                                                         ======     ======

                See accompanying notes to consolidated financial data

                        COMPAQ COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL DATA


Note 1 - Basis of presentation

The accompanying unaudited financial data as of March 31, 1996 and December 31, 1995 and for the three month periods ended March 31, 1996 and 1995 have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of the Company, the data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates.

Note 2 - Inventories

Inventories consisted of the following components:

                                                     March 31,   December 31,
                                                        1996         1995
                                                     ---------   ------------
                                                           (in millions)

Raw materials and work-in-process                         842        1,043
Finished goods                                          1,092        1,113
                                                      -------      -------
                                                      $ 1,934      $ 2,156
                                                      =======      =======

Note 3 - Other income and expense

Other income and expense consisted of the following components:

                                                   Quarter ended March 31,
                                                    1996            1995
                                                  -------         -------
                                                        (in millions)

Interest and dividend income                       $  (6)          $ (10)
Interest expense associated with hedging               1               6
Other interest expense                                15              14
Currency exchange losses, net                          5              24
Other, net                                             2               2
                                                   -----           -----
                                                   $  17           $  36
                                                   =====           =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated interim financial statements.

Results of Operations

     The following table presents, as a percentage of sales, certain selected financial data for the quarters ended March 31, 1996 and 1995 and December 31, 1995.

                                               Quarter ended
                                    March 31,    March 31,    December 31,
                                      1996         1995          1995

Sales                                100.0%       100.0%        100.0%
Cost of sales                         78.9         75.5          78.3
                                     -----        -----         -----
Gross margin                          21.1         24.5          21.7
                                     -----        -----         -----
Selling, general,
 and administrative expense           10.3         11.1          10.0
Research and
 development costs                     2.4          2.0           1.7
Purchased in-process technology(1)                                5.1
Other income and expense, net           .5          1.3            .5
                                     -----        -----         -----
                                      13.2         14.4          17.3
                                     -----        -----         -----
Income before provision
 for income taxes                      7.9%        10.1%          4.4%
                                     =====        =====         =====


     (1) Represents impact of a $241 million non-recurring, non-tax deductible charge for purchased in-process technology in connection with acquisitions that occurred during fourth quarter 1995.

Sales

     Sales for the first quarter of 1996 increased 42% over the comparable period of 1995 and declined 11% from the fourth quarter of 1995. Sales growth occurred in all regions with North American, European, and other international sales increasing 56%, 27%, and 38%, respectively, during first quarter 1996 over the comparable period of 1995. First quarter North American sales, including Canada, represented 51% of total sales in the first quarter of 1996 as compared with 47% in the comparable period of 1995 and 51% in the fourth quarter of 1995. European sales represented 36% of total sales in the first quarter of 1996 as compared with 40% in the comparable period of 1995 and 37% in the fourth quarter of 1995. Other international sales represented 13% of sales in first quarters 1996 and 1995 and 12% in fourth quarter 1995. The decline in the Company's sales from the fourth quarter of 1995 was attributable to seasonality, especially in its growing consumer business.

     The Company's significant increase in consolidated sales in the first quarter of 1996 in comparison to the same period of 1995 stemmed primarily from an increase in the number of units and options sold. Total computer unit sales increased more than 27% in the first quarter of 1996 over the comparable period of 1995. Unit sales growth resulted primarily from the Company's aggressively priced Compaq ProLinea and Presario desktop products, the LTE Elite portable computers, and the Compaq Prosignia tower system products.

     The personal computer industry is highly competitive and marked by frequent product introductions, continual improvement in product price/performance characteristics, and a large number of competitors. Early in the first quarter of 1996 the Company launched a new family of home multimedia Presarios, which included a number of new technologies such as the industry's first combination scanner keyboard, rewritable PD-CD drive, 6X-speed CD-ROM drives, and the most powerful Pentium processors. In February the Company introduced new server products, including the ProLiant 4500/166, which provides the industry's best price/performance characteristics for an enterprise class server. In March the Company took a number of pricing actions and established a number of marketing programs to position its desktop and server products competitively. Competition will continue to have a significant impact on prices of the Company's products, and additional pricing actions are likely to occur as the Company attempts to maintain its competitive position in terms of price and performance characteristics and customer support services.


Gross Margin

     Gross margin as a percentage of sales declined to 21.1% in the first quarter of 1996, compared to 24.5% in the comparable period of 1995, and 21.7% in the fourth quarter of 1995. The fall from the prior periods primarily resulted from increased sales promotions to the Company's resellers and end user customers, particularly in North America, and unfavorable currency fluctuations. The Company maintains a strategy designed to increase its market share and continues to expand its presence in the price sensitive consumer market segment. This strategy, along with the expectation of a continued aggressive pricing environment and anticipated pricing actions with respect to certain older products, will continue to put pressure on the Company's gross margins. Despite this pressure, the Company expects the combination of changes in product mix, reductions in the cost of materials, and higher margins on new products to raise gross margins in the remainder of 1996. The Company attempts to mitigate the effect of pricing actions through implementation of effective design to cost goals, the aggressive pursuit of reduced component costs, manufacturing efficiencies, and control of operating expenses.


Operating Expenses

     The Company's selling, general, and administrative expense increased in amount while declining as a percentage of sales in the first quarter of 1996 as compared with the same period of 1995. The increase in expenses resulted from domestic and international selling expense associated with higher unit volumes as well as expense incurred in connection with the entry into new markets and the expansion of distribution channels. The Company anticipates that in the remainder of 1996 selling, general, and administrative expense will increase in absolute dollars as it supports significant new product introductions, steps up its advertising and promotion programs, expands into new markets, and increases its investment in the area of service and support, especially in support of its systems business.

     The Company strives to manage total operating expenses in line with sales growth and gross margin levels. Research and development costs increased to 2.4% in the first quarter of 1996 compared to 2.0% in the corresponding period of 1995. The Company is committed to continuing a significant research and development program and research and development costs in absolute dollars are likely to remain at current levels or increase slightly for the remainder of the year.


Other Items

     Other income and expense in the first quarter of 1996 was an expense of $17 million. Net interest expense was the same level in absolute dollars as the corresponding period of 1995. Net interest expense as a percentage of sales was lower in the first quarter of 1996 when compared to the corresponding period of 1995 due to higher sales.

     The translation gains and losses relating to the financial statements of the Company's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and were a net loss of $5 million in the first quarter of 1996, compared to a net loss of $24 million in the first quarter of 1995.


Provision for Income Taxes

     The Company estimates the effective tax rate for 1996 will be 30%, a decline from 34% in 1995. The Company's tax rate in 1995 increased from 26% in 1994 due to a non-tax deductible charge associated with the Company's acquisitions and a decline in the ratio of earnings derived from the Company's Singaporean manufacturing subsidiary to total earnings. The Company anticipates that the proportion of its Singaporean earnings will continue to decline in 1996, bringing the rate to 30%. The Company's tax rate is heavily dependent upon the mix of earnings of its Singaporean manufacturing subsidiary due to this subsidiary's earnings not being subject to taxes in Singapore until August 2001 (with potential extension to August 2004 if certain cumulative investment levels and other conditions are met) and the Company's decision to invest a portion of the undistributed earnings of this subsidiary indefinitely in operations outside the United States. These earnings would become subject to U.S. tax if they were actually or deemed to be remitted to the Company as dividends or if the Company should sell its stock in this subsidiary. As a result, the Company does not provide tax on these earnings, which lowers its effective tax rate. Should the Company choose to discontinue its permanent reinvestment policy, the Company's effective tax rate will increase at that time.


Liquidity and Capital Resources

     The Company's working capital increased to $4.1 billion at March 31, 1996, compared to $3.8 billion at December 31, 1995.

     The Company's cash and cash equivalents increased to $1.0 billion at March 31, 1996, from $745 million at December 31, 1995, primarily because of positive cash flow from operating activities. Accounts receivable decreased to $3.0 billion at March 31, 1996, from $3.1 billion at December 31, 1995 as a result of a decline in sales. Inventory levels declined to $1.9 billion from $2.2 billion during the same period as a result of tighter inventory management. The Company anticipates that inventory levels will rise in absolute terms in the second quarter in connection with major product transitions. These high levels of inventory could adversely affect the Company in the event of a drop in demand for PC products.

     Cash used in the first quarter of 1996 for the purchase of property, plant and equipment totaled $112 million. The Company estimates that capital expenditures for land, buildings, and equipment during the remainder of 1996 will be approximately $290 million. The Company has commitments for only a small portion of such amounts and the actual level of spending will depend on a variety of factors, including general economic conditions and the Company's business.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash balances, internally generated funds, and financing arrangements. The Company from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds for the Company's needs instead of repatriating funds in the form of dividends from its foreign subsidiaries. The Company has a $250 million syndicated credit facility, which will expire in October 1996, and a $1 billion syndicated credit facility, which will expire in October 2000, both of which were unused at March 31, 1996. The Company has established a commercial paper program, which is supported by the syndicated credit facility, $5 million of which was outstanding at March 31, 1996. In the U.S. and various international locations the Company has uncommitted bank lines of credit, of which $14 million was outstanding at March 31, 1996. The Company believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. The Company continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon Company needs and market conditions.


Factors That May Affect Future Results

     The Company participates in a highly volatile industry that is characterized by fierce industry-wide competition for market share resulting in aggressive pricing practices, continually changing customer demand patterns, growing competition from well-capitalized high technology and consumer electronics companies, and rapid technological development carried out in the midst of legal battles over intellectual property rights. In developing strategies to achieve continued increases in sales and operating profits, the Company anticipates the continued expansion of the computer market and spending on information technology. In this environment the Company seeks profitable PC market share growth while expanding its product offerings. The Company's operating results could be adversely affected should the Company be unable to anticipate customer demand accurately, to maintain short design cycles while meeting evolving industry performance standards, to manage its product transitions, inventory levels, and manufacturing processes efficiently, to distribute its products quickly in response to customer demand, to differentiate its products from those of its competitors, or to compete successfully in the markets for its new products. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth below identify important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

Competitive Environment. The Company expects the PC market in 1996 to expand in line with third party research organizations' forecasts of unit growth in the range of 17% to 20%. The Company is putting in place programs and products focused on meeting market demand and gaining market share profitably. Competition for PC market share remains fierce and a number of the Company's competitors have announced plans to increase their PC market shares. Several of the Company's suppliers also manufacture and market PCs or motherboards, which contain the microprocessor and other internal operating components of the PC. In addition, a number of consumer electronics companies are entering the PC market as it expands into the consumer sector and consumer models expand multimedia features. Each of these companies may be willing to accept lower profit margins to win market share. In addition, when the Company lowers prices on existing products or announces new products at lower price points, the Company must increase the volume of unit sales to achieve sales targets.

Second Quarter Outlook. For the second quarter 1996, the Company is targeting sales at approximately first quarter levels.. This level of sales is dependent on continued strong customer demand and the availability of new products late in the quarter. The Company also expects the combination of changes in product mix, reductions in the cost of materials, higher margins on new products, and ongoing expense controls to enable it to achieve second quarter earnings that meet or exceed the same period of 1995. The Company's ability to achieve targeted sales and earnings levels depends upon a number of competitive and market factors and is subject to the risks set forth in this report.

Gross Margin Pressures and Operating Expenses. In order to maintain or increase its market share, the Company must continue to price its products competitively, to design products at lower price points with attractive price/performance characteristics, and, from time to time, to use various incentive programs to increase sales. Some of these strategies lower the average sales price per unit and may cause declines in gross margin and profitability. Other sales incentives increase operating expenses and may lower profitability. To compensate for the impact of lower prices and sales incentives on its sales, gross margins, and profitability, the Company must increase unit shipments, especially of its high-end systems products and options, aggressively reduce costs, and maintain tight control over operating expenses. Despite quarterly fluctuations, the Company remains focused on its long-standing gross margin target of 23 percent although it does not expect to reach this level in 1996. The Company's ability to achieve higher gross margin levels and lower operating expenses as a percentage of sales in the remaining quarters of the year depends upon a variety of competitive and market factors and is subject to the other risks set forth in this report.

Inventory. The Company anticipates that its inventory turns, which increased to 5.5 in 1995 from 5.2 in 1994, will fluctuate in 1996. In the first quarter of 1996, the Company achieved inventory turns of
6.5. The Company anticipates that inventory turns will be down sequentially in the second quarter of the year as a result of major product introductions but expects inventory turns to improve in the second half of 1996 as product introductions are completed and in connection with improved product cycle management and other efficiencies accompanying the reengineering of certain internal processes. In the event of a drop in worldwide demand for PC products, lower than anticipated demand for one or more of the Company's products, difficulties in managing product transitions, or component pricing movements that affect the value of raw material inventory, there could be an adverse impact on inventory, cash, and related profitability.

Product Transitions. The Company faces significant product transitions in the summer of 1996, particularly in its commercial desktop and systems divisions. In each product transition cycle the Company confronts the risk of delays in new product production while managing the inventory of its older products and facilitating the sale of older Compaq inventory held by resellers as it increases sales of newer PCs. The Company provides currently for estimated product returns and price protection that may occur under programs the Company has with its customers and under floor planning arrangements with third-party finance companies. The Company and resellers in the U.S. currently hold substantial amounts of inventory of certain of the Company's products. The Company expects anticipated selected pricing actions and aggressive marketing programs in the second quarter of 1996 to raise dealer sales of these products, which will facilitate product transitions. The success of this strategy depends upon a variety of competitive and market factors and is subject to the other risks set forth in this report. Should the Company be unable to sell its inventory of older products at anticipated prices or if dealers hold higher than expected amounts of inventory subject to price protection at the time of planned price reductions, there could be a resulting adverse impact on sales, gross margins, and profitability.

Reengineering Implementation. The Company continues to expand its manufacturing capacity as well as reengineer its internal processes to support continued growth. During 1996 the Company continues to focus on making its business processes more efficient in order to increase customer satisfaction, improve productivity, and lower costs. In the event of a delay in reengineering implementation, there could be an adverse impact on inventory, cash, and related profitability. As the Company has grown it has outstripped the ability of certain of its systems to support continued expansion. In connection with its reengineering efforts the Company is moving many of its systems from a legacy environment of proprietary systems to client-server architectures. Should the Company's transition to new systems not occur in a smooth and orderly manner, the Company could experience disruptions in the operations of its business, which could have an adverse financial impact.

Alliance and Acquisition Strategy. Because of the rapid pace of technological advances in information technology, the Company must introduce on a timely basis new products offering competitive features that appeal to a wide variety of customers. The Company's product development efforts are centered on aggressively developing new areas in which the Company can differentiate its products and add value, focusing on innovative platform features, the integration of hardware and software, and new related products and services, such as storage devices, toys and software titles. Because the Company's business now intersects with a number of areas in which other companies have significantly greater technological, marketing, and service expertise, the Company has focused on forming alliances with third parties that have complementary products and skills as well as acquisitions that target incremental business opportunities. The Company believes that its alliance and acquisition strategies enable it to provide best-in-class solutions integrated in its platforms while expanding its offerings of complementary products. Each of these approaches, however, carries significant risks. In its acquisition activities the Company confronts significant challenges in retaining key employees and reconciling diverse corporate cultures, synchronizing product roadmaps and business processes, and integrating logistics, marketing, product development, and manufacturing operations to achieve greater efficiencies. If the Company is unable to complete the transition phase with respect to its 1995 acquisitions of Thomas-Conrad Corporation and NetWorth, Inc. as anticipated, the expansion of its market in the internetworking arena could be delayed. In developing business plans based on an alliance model, the Company must rely on the performance of third parties, many of whom may compete with the Company in other parts of their businesses. In addition, particularly in attempting to expand its systems business into enterprise computing through an alliance model, the Company competes against businesses that are vertically integrated and offer customers the convenience of dealing with only one vendor for their enterprise-wide systems. Customers' willingness to adopt the Company's more cost-effective solution will depend upon the reputation for reliability that it and its business allies earn in this area.

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

Supplier Issues. In managing production levels, product transitions, and developments in microprocessor and other component technology, the Company must develop and implement effective strategies that anticipate availability and pricing by suppliers as well as forecast customer demand for its products. The Company attempts to select suppliers that can provide sufficient and timely supplies of high quality material. There can be no assurance, however, that the Company will acquire sufficient supplies of components, including microprocessors, to deliver its products in volume in response to shifts in customer demand. Order lead times and cancellation requirements vary by supplier and component. Should the Company underestimate the component supplies needed to meet demand, the Company could be unable to meet customer demand. Should the Company overestimate the component supplies needed to meet customer demand, the Company's cash and profitability could be adversely affected. Many of the components used in the Company's products, particularly microprocessors and memory, experience steep price declines over their product lives. If the Company is unable to manage its purchases and utilization of such components efficiently to maintain low inventory levels immediately prior to major price declines, the Company could be unable to take immediate advantage of such declines to lower its product costs, which could adversely affect the Company's sales and gross margins. In planning product transitions the Company evaluates the speed at which customers are likely to switch to newer products. The contrast between the prices of old and new products, which is related to component costs, is a critical variable in predicting customer decisions to move to the next generation of products. Technology transitions may occur more quickly or more slowly than anticipated based on pricing decisions by industry component suppliers, particularly microprocessor prices set by Intel Corporation. Because of the lead times associated with the Company's volume production, should the Company be unable to predict the rate of a product transition accurately, the Company's inventory levels, cash and profitability could be negatively affected. In addition, certain of the Company's products are manufactured by third-party original equipment manufacturers, which could fail to respond in a timely manner to the Company's purchase orders or could fail to meet the Company's quality standards. The Company attempts to maintain tight control over production by third-party original equipment manufacturers to ensure that these products comply with its standards and schedule.

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

Product Distribution. During the first quarter of 1996 the Company continued to broaden its product distribution. Offering its products in an increasing number of geographic locations and through a variety of distribution channels, including dealers, distributors, value-added resellers, mass merchandise stores, consumer electronic outlets, computer superstores, and mail order, requires the Company to increase its geographic presence and to provide increased levels of sales and support interface with customers. There can be no assurance, however, that the requisite service and support to ensure the success of the Company's operations in new locations or through new channels can be achieved in a cost effective manner, particularly with respect to the levels of service and support desired by customers to support systems products in enterprise-wide computing solutions. While the Company anticipates that its geographic expansion will continue and the number of outlets for its products will continue to increase in the remainder of 1996, a reduction in the pace of this growth could affect sales and profitability. Geographic expansion, particularly the expansion of manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically and politically volatile areas such as China, Hong Kong, Latin America, and Eastern Europe, subject the Company to a number of economic and other risks, such as currency devaluation, expropriation, and financial instability among resellers in these regions. The Company continues to evaluate its business operations in these regions and attempts to take measures to limit its risks in these areas.

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

Tax Rate. The Company's tax rate is heavily dependent upon the proportion of earnings that are derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the U.S. If the earnings of this subsidiary as a percentage of the Company's total earnings were to decline significantly from anticipated levels, or should the Company's ability to reinvest these earnings be reduced, the Company's tax rate would increase above the estimated 30%. In addition, should the Company's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary require significant adjustment due to audits or regulatory changes, the Company's overall tax rate could increase.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the first quarter of 1996. At the annual meeting of stockholders of the Company on April 25, 1996, the shareholders voted on a proposal to elect Benjamin M. Rosen, Eckhard Pfeiffer, Lawrence
T. Babbio, Jr., Robert Ted Enloe, III, George H. Heilmeier, George E.R. Kinnear II, Peter N. Larson, Kenneth L. Lay, Kenneth Roman, and Lucille S. Salhany as directors of the Company. The following table sets forth the votes in this election:

Matter                     For      Against or   Abstentions   Broker
                                     Withheld                  Non-Votes
Election
of Directors

Benjamin M. Rosen       229,864,051   1,642,502
Eckhard Pfeiffer        229,829,109   1,677,444
Lawrence T. Babbio, Jr. 228,126,719   3,379,834
Robert Ted Enloe, III   229,886,020   1,620,533
George H. Heilmeier     229,912,935   1,593,618
George E.R. Kinnear II  229,870,944   1,635,609
Peter N. Larson         229,936,458   1,570,095
Kenneth L. Lay          229,917,391   1,589,162
Kenneth Roman           229,893,758   1,612,795
Lucille S. Salhany      229,894,066   1,612,487


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit    Description
        No.

        11         Statement regarding computation of per share earnings

        27         EDGAR Financial Data Schedule

(b) Report on Form 8-K dated March 1,1996, containing the Company's news released dated March 1, 1996, with respect to its financial outlook for the period ended March 31, 1996.

     Report on Form 8-K dated April 24, 1996, containing the Company's news release dated April 24, 1996, with respect to its financial results for the period ended March 31, 1996.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 1996                   Compaq Computer Corporation

                              /s/    DARYL J. WHITE
                              -----------------------------------
                              Daryl J. White, Senior Vice President,
                              Finance, and Chief Financial Officer
                              (as authorized officer and as principal
                              financial officer)