Form 10-Q
period 1996-06-30
COMPAQ COMPUTER CORP
filed 1996-08-05
CIK 714154

____________________________________________________________




                                 FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarterly Period Ended June 30, 1996



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

                          Yes  [ x ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of June 30, 1996, was 269.3 million.

       ____________________________________________________________

                    P A R T  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                         COMPAQ COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                   ASSETS
                                                        June 30,   December 31,
                                                          1996         1995
                                                       ---------   ------------
                                                            (in millions)
Current assets:
 Cash and cash equivalents                              $ 1,927      $   745
 Accounts receivable, net                                 2,687        3,141
 Inventories                                              1,535        2,156
 Deferred income taxes                                      365          365
 Prepaid expenses and other current assets                  121          120
                                                        -------      -------
  Total current assets                                    6,635        6,527
Property, plant, and equipment,
 less accumulated depreciation                            1,163        1,110
Other assets                                                193          181
                                                        -------      -------
                                                        $ 7,991      $ 7,818
                                                        =======      =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                       $ 1,141      $ 1,379
 Income taxes payable                                        83          190
 Other current liabilities                                1,078        1,111
                                                        -------      -------
  Total current liabilities                               2,302        2,680
                                                        -------      -------
Long-term debt                                              300          300
                                                        -------      -------
Deferred income taxes                                       225          224
                                                        -------      -------
Stockholders' equity:-
 Preferred stock, $.01 par value
  (authorized: 10 million shares; issued: none)
 Common stock and capital in excess of $.01 par value
  (authorized: 1 billion shares; issued and outstanding:
  269.3 million shares at June 30, 1996
  and 267.1 million shares at December 31, 1995)            922          890
 Retained earnings                                        4,242        3,724
                                                        -------      -------
  Total stockholders' equity                              5,164        4,614
                                                        -------      -------
                                                        $ 7,991      $ 7,818
                                                        =======      =======

                See accompanying notes to consolidated financial data

Page 2
                     COMPAQ COMPUTER CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)


                                  Six months ended        Quarter ended
                                       June 30,              June 30,
                                    1996      1995        1996      1995
                                  ----------------------------------------
                                  (in millions, except per share amounts)

Sales                             $ 8,206   $ 6,460     $ 4,001   $ 3,501
Cost of sales                       6,400     4,910       3,080     2,675
                                  ----------------------------------------
                                    1,806     1,550         921       826
                                  ----------------------------------------

Selling, general, and
 administrative expense               871       719         440       391
Research and development costs        197       124          94        64
Other income and expense, net          22        66           5        30
                                  ----------------------------------------
                                    1,090       909         539       485
                                  ----------------------------------------
Income before provision
 for income taxes                     716       641         382       341
Provision for income taxes            215       179         115        95
                                  ----------------------------------------
Net income                        $   501   $   462     $   267   $   246
                                  ========================================

Earnings per common and
 common equivalent share:
    Primary                       $  1.81   $  1.70     $  0.97   $  0.90
                                  ========================================
    Assuming full dilution        $  1.81   $  1.69     $  0.96   $  0.90
                                  ========================================

Shares used in computing
 earnings per common and
 common equivalent share:
    Primary                         276.4     271.6       276.7     272.2
                                  ========================================
    Assuming full dilution          277.0     272.8       277.1     273.1
                                  ========================================

           See accompanying notes to consolidated financial data

Page 3
                        COMPAQ COMPUTER CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                           Six months ended
                                                               June 30,
                                                           1996       1995
                                                         -------------------
                                                            (in millions)

Cash flows from operating activities:
 Cash received from customers                            $ 8,615    $ 6,236
 Cash paid to suppliers and employees                     (6,924)    (5,367)
 Interest and dividends received                              24         20
 Interest paid                                               (42)       (49)
 Income taxes paid                                          (322)      (163)
                                                         -------------------
  Net cash provided by operating activities                1,351        677
                                                         -------------------
Cash flows from investing activities:
 Purchases of property, plant, and equipment, net           (201)      (177)
 Acquisition of businesses                                   (22)
 Other, net                                                   (5)        13
                                                         -------------------
  Net cash used in investing activities                     (228)      (164)
                                                         -------------------
Cash flows from financing activities:
 Proceeds from sale of equity securities                      32         42
                                                         -------------------
  Net cash provided by financing activities                   32         42
                                                         -------------------
Effect of exchange rate changes on cash                       27        (34)
                                                         -------------------
  Net increase in cash and cash equivalents                1,182        521
Cash and cash equivalents at beginning of period             745        471
                                                         -------------------
Cash and cash equivalents at end of period               $ 1,927    $   992
                                                         ===================

Reconciliation of net income to net cash provided by
 operating activities:
 Net income                                              $   501    $   462
  Depreciation and amortization                              131        103
  Provision for bad debts                                     14          9
  Deferred income taxes                                        1
  Currency exchange losses                                     6         33
  Decrease (increase) in accounts receivable                 409       (249)
  Decrease (increase) in inventories                         621        (30)
  Increase in prepaid expenses and
   other current assets                                       (5)       (65)
  Increase (decrease) in accounts payable                   (236)       281
  Increase (decrease) in income taxes payable               (106)        17
  Increase in other current liabilities                       15        116
                                                         -------------------
   Net cash provided by operating activities             $ 1,351    $   677
                                                         ===================

           See accompanying notes to consolidated financial data

Page 4
                        COMPAQ COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL DATA


Note 1 - Basis of presentation

The accompanying unaudited financial data as of June 30, 1996 and December 31, 1995 and for the six month periods ended June 30, 1996 and 1995 have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of the Company, the data reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates.

Note 2 - Inventories

Inventories consisted of the following components:

                                                      June 30,   December 31,
                                                        1996         1995
                                                     ---------   ------------
                                                           (in millions)

Raw materials and work-in-process                         641        1,043
Finished goods                                            894        1,113
                                                      -------      -------
                                                      $ 1,535      $ 2,156
                                                      =======      =======

Note 3 - Other income and expense

Other income and expense consisted of the following components:


                                    Six months ended  Quarter ended
                                       June 30,          June 30,
                                     1996    1995      1996    1995
                                    -------------------------------
                                                (in millions)

Interest and dividend income        $ (24)  $ (20)    $ (18)  $ (10)
Interest expense associated
 with hedging                                  11        (1)      5
Other interest expense                 37      37        22      23
Currency exchange losses, net           6      33         1       9
Other, net                              3       5         1       3
                                    --------------------------------
                                    $  22   $  66     $   5   $  30
                                    ================================

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated interim financial statements.

Results of Operations

     The following table presents, as a percentage of sales, certain selected financial data for the six months and quarters ended June 30, 1995 and 1994.

                                           Six months ended   Quarter ended
                                               June 30,          June 30,
                                             1996    1995      1996    1995
                                           ---------------------------------
Sales                                       100.0%  100.0%    100.0%  100.0%
Cost of sales                                78.0    76.0      77.0    76.4
                                           ---------------------------------
Gross margin                                 22.0    24.0      23.0    23.6
                                           ---------------------------------

Selling, general, and administrative expense 10.6    11.1      11.0    11.2
Research and development costs                2.4     1.9       2.4     1.8
Other income and expense, net                  .3     1.1        .1      .9
                                           ---------------------------------
                                             13.3    14.1      13.5    13.9
                                           ---------------------------------

Income before provision for income taxes      8.7%    9.9%      9.5%    9.7%
                                           =================================


Sales

     Sales increased 14% and 27% in the second quarter and first half of 1996, respectively, over the comparable periods of 1995, and declined 5% from the first quarter of 1996. European sales represented 33% and 34% of total sales in the second quarter and first half of 1996, respectively, as compared with 37% and 38% in the corresponding periods of 1995. Other international sales, excluding Canada, represented 16% and 15% of the total sales in the second quarter and first half of 1996 as compared with 16% and 15% in the comparable periods of 1995.

     The Company's increase in consolidated sales in the second quarter of 1996 in comparison to the same period of 1995 stemmed primarily from an increase in the number of units and options sold. Total computer unit sales increased 10% in the second quarter of 1996 over the comparable period of 1995, driven primarily by sales of the Company's commercial desktop and server products.

     The personal computer industry is highly competitive and marked by frequent product introductions, continual improvement in product price/performance characteristics, and a large number of competitors. In the second quarter the Company launched Compaq ProLiant 5000 Pentium Pro servers that deliver midrange systems performance and capabilities at about half the price, as well as new models of its LTE 5000 notebook computer family and the new Compaq Armada notebook computer families, including the Armada 4100 family that features a flexible slimline design and the latest Pentium processors for notebook computers. In July 1996, the Company announced Compaq Presario PCs designed for specific consumer needs, including the Compaq Presario 3000 series that is easy to move and includes double-bright flat panel display, a four-disc CD changer, and a cordless radio frequency mouse, the Compaq Presario 1000 series of multimedia notebooks, that include built-in CD-ROMs, modem, and stereo speakers, the Compaq Presario 4000 series for home and family users seeking a multi-purpose computer, the Compaq Presario 6000 series for the home office worker who needs corporate office capabilities, and the Compaq Presario 8000 series for high-tech audiophiles who want additional features for games, creativity, and surfing the internet. The Company also announced a redesigned family of Deskpro commercial desktop PCs, including the Deskpro 2000 value PC, the Deskpro 4000 network-ready PC, and the Deskpro 6000 high performance network-ready PCs.


Gross Margin

     Gross margin as a percentage of sales rose to 23% in the second quarter of 1996 from 21.1% in the first quarter, while it fell from 23.6% in the second quarter of 1995. The increase from the first quarter of 1996 primarily resulted from improvements in logistics, asset management, and major new product cycles, while the decline from the comparable period of 1995 primarily resulted from currency fluctuations. The Company maintains a strategy designed to increase its market share and continues to expand its presence in the price sensitive consumer market segment. This strategy, along with the expectation of a continued aggressive pricing environment, will continue to put pressure on the Company's gross margins. Despite this pressure, the Company expects the combination of changes in product mix, reductions in the cost of materials, and higher margins on new products to maintain its current gross margin levels in the remainder of 1996. The Company attempts to mitigate the effect of pricing actions through implementation of effective design to cost goals, the aggressive pursuit of reduced component costs, manufacturing efficiencies, and control of operating expenses.


Operating Expenses

     The Company strives to manage total operating expenses in line with sales growth and gross margin levels. The Company's selling, general, and administrative expense increased in amount while declining as a percentage of sales in the second quarter of 1996 as compared with the same period of 1995. The increase in expenses resulted from domestic and international selling expense associated with higher unit volumes as well as expense incurred in connection with the entry into new markets and the expansion of distribution channels. The Company anticipates that in the remainder of 1996 selling, general, and administrative expense will increase in absolute dollars as it supports significant new product introductions, steps up its advertising and promotion programs, expands into new markets, and increases its investment in the area of service and support, especially in support of its systems business.

     Research and development costs increased to 2.4% in the second quarter of 1996 compared to 1.8% in the corresponding period of 1995. The Company is committed to continuing a significant research and development program and research and development costs in absolute dollars are likely to remain at current levels or increase slightly for the remainder of the year.


Other Items

     Other income and expense in the second quarter of 1996 was an expense of $5 million. Interest income and interest expense in the second quarter was a net expense of $3 million compared to $18 million in the corresponding period of 1995. The lower net interest expense is attributable to higher interest income due to higher cash balances, lower hedging interest expense, and lower interest expense associated with lower international borrowing.

     The translation gains and losses relating to the financial statements of the Company's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and were a net loss of $1 million in the second quarter of 1996, compared to a net loss of $9 million in the second quarter of 1995.


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


Liquidity and Capital Resources

     The Company's working capital increased to $4.3 billion at June 30, 1996, compared to $3.8 billion at December 31,
1995.

     The Company's cash and cash equivalents increased to $1.9 billion at June 30, 1996, from $745 million at December 31, 1995, primarily because of positive cash flow from operating activities and better management of costs, inventory, and accounts receivable. Accounts receivable decreased to $2.7 billion at June 30, 1996, from $3.1 billion at December 31, 1995, primarily as a result of a decline in sales from the fourth quarter of 1995. Accounts payable decreased to $1.1 billion at June 30, 1996, from $1.4 billion at December 31, 1995, primarily as a result of lower volumes. Inventory levels decreased to $1.5 billion at June 30, 1996, from $2.2 billion at December 31, 1995, as a result of better overall management of inventories.

     Cash used in the second quarter of 1996 for the purchase of property, plant and equipment totaled $89 million. The Company estimates that capital expenditures for land, buildings, and equipment during the remainder of 1996 will be approximately $200 million. The Company has commitments for only a small portion of such amounts and the actual level of spending will depend on a variety of factors, including general economic conditions and the Company's business.

     The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash balances, internally generated funds, and financing arrangements. The Company from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds for the Company's needs instead of repatriating funds in the form of dividends from its foreign subsidiaries. The Company has a $250 million syndicated credit facility, which will expire in October 1996, and a $1 billion syndicated credit facility, which will expire in October 2000, both of which were unused at June 30, 1996. The Company has established a commercial paper program, which is supported by the syndicated credit facility, which was unused at June 30, 1996. In the U.S. and various international locations the Company has uncommitted bank lines of credit, of which $10 million was outstanding at June 30, 1996. The Company believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. The Company continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon Company needs and market conditions.


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

Third Quarter Outlook. For the third quarter 1996, the Company is targeting sales above second quarter levels. This level of sales is dependent on continued strong customer demand and the availability of new products. The Company also expects the combination of changes in product mix, reductions in the cost of materials, higher margins on new products, and ongoing expense controls to enable it to achieve third quarter earnings that exceed the same period of 1995 and second quarter 1996. The Company's ability to achieve targeted sales and earnings levels depends upon a number of competitive and market factors and is subject to the risks set forth in this report.

Gross Margin Pressures and Operating Expenses. In order to maintain or increase its market share, the Company must continue to price its products competitively, to design products at lower price points with attractive price/performance characteristics, and, from time to time, to use various incentive programs to increase sales. Some of these strategies lower the average sales price per unit and may cause declines in gross margin and profitability. Other sales incentives increase operating expenses and may lower profitability. To compensate for the impact of lower prices and sales incentives on its sales, gross margins, and profitability, the Company must increase unit shipments, aggressively reduce costs, maintain tight control over operating expenses, and continue to pursue gross-margin enhancing opportunities. Despite quarterly fluctuations, the Company remains focused on achieving gross margin levels at or above current levels. The Company's ability to achieve higher gross margin levels and lower operating expenses as a percentage of sales in the remaining quarters of the year depends upon a variety of competitive and market factors and is subject to the other risks set forth in this report.

Inventory. The Company anticipates that its inventory turns, which increased to 5.5 in 1995 from 5.2 in 1994, will continue to increase in 1996. In the second quarter of 1996, the Company achieved inventory turns of 7.1 in comparison to
6.5 in the first quarter of 1996 as a result of improved product cycle management and other efficiencies accompanying the reengineering of certain internal processes. In the event of a drop in worldwide demand for PC products, lower than anticipated demand for one or more of the Company's products, difficulties in managing product transitions, or component pricing movements that affect the value of raw material inventory, there could be an adverse impact on inventory, cash, and related profitability.

Product Transitions. This summer the Company has announced and will be announcing additional major new products in each of its products groups. In each product transition cycle the Company confronts the risk of delays in new product production that would impact sales of its newer PCs while it manages the inventory of its older products and facilitates the sale of older Compaq inventory held by resellers. The Company provides currently for estimated product returns and price protection that may occur under programs the Company has with its customers and under floor planning arrangements with third-party finance companies. From time to time the Company and its resellers may hold substantial amounts of inventory of selected older products. To facilitate smooth product transitions, the Company carries out pricing actions and marketing programs to raise dealer sales. The success of the Company's product transition strategy depends upon a variety of competitive and market factors. Should the Company be unable to sell its inventory of older products at anticipated prices or if dealers hold higher than expected amounts of inventory subject to price protection at the time of planned price reductions, there could be a resulting adverse impact on sales, gross margins, and profitability.

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

Alliance and Acquisition Strategy. Because of the rapid pace of technological advances in information technology, the Company must introduce on a timely basis new products offering competitive features that appeal to a wide variety of customers. The Company's product development efforts are centered on aggressively developing new areas in which the Company can differentiate its products and add value, focusing on innovative platform features, the integration of hardware and software, and new related products and services, such as storage devices. Because the Company's business now intersects with a number of areas in which other companies have significantly greater technological, marketing, and service expertise, the Company has focused on alliances with third parties that have complementary products and skills as well as acquisitions that target incremental business opportunities. The Company believes that its alliance and acquisition strategies enable it to provide best-in-class solutions integrated in its platforms while expanding its offerings of complementary products. Each of these approaches, however, carries significant risks. In its acquisition activities the Company confronts significant challenges in retaining key employees and reconciling diverse corporate cultures, synchronizing product roadmaps and business processes, and integrating logistics, marketing, product development, and manufacturing operations to achieve greater efficiencies. In developing business plans based on an alliance model, the Company must rely on the performance of third parties, many of whom may compete with the Company in other parts of their businesses. In addition, particularly in attempting to expand into enterprise computing through an alliance model, the Company competes against businesses that are vertically integrated and offer customers the convenience of dealing with only one vendor for their enterprise-wide systems. Customers' willingness to adopt the Company's more cost-effective solution will depend upon the reputation for reliability and support that it and its business allies earn in this area.

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

Product Distribution. During the first half of 1996 the Company continued to broaden its product distribution. Offering its products in an increasing number of geographic locations and through a variety of distribution channels, including dealers, distributors, value-added resellers, mass merchandise stores, consumer electronic outlets, computer superstores, and mail order, requires the Company to increase its geographic presence and to provide increased levels of sales and support interface with customers. There can be no assurance, however, that the requisite service and support to ensure the success of the Company's operations in new locations or through new channels can be achieved in a cost effective manner, particularly with respect to the levels of service and support desired by customers to support systems products in enterprise-wide computing solutions. While the Company anticipates that its geographic expansion will continue and the number of outlets for its products will continue to increase in the remainder of 1996, a reduction in the pace of this growth could affect sales and profitability. Geographic expansion, particularly the expansion of manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically and politically volatile areas such as China, Hong Kong, Latin America, and Eastern Europe, subject the Company to a number of economic and other risks, such as currency devaluation, expropriation, and financial instability among resellers in these regions. The Company continues to evaluate its business operations in these regions and attempts to take measures to limit its risks in these areas.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders of the Company on April 25, 1996, the shareholders voted on the election of directors. The votes in this election were set forth in
Item 4 of the Company's Quarterly Report on Form-Q for the quarter ended March 31, 1996, which is incorporated herein by reference.

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

August 5, 1996                Compaq Computer Corporation

                              /s/    EARL MASON
                              ------------------------------
                              Earl Mason, Senior Vice President,
                              Finance, and Chief Financial Officer
                              (as authorized officer and as principal
                              financial officer)