Form 10-Q
period 1996-09-30
COMPAQ COMPUTER CORP
filed 1996-11-01
CIK 714154

____________________________________________________________



				   FORM 10-Q


		       SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549



	      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		     THE SECURITIES EXCHANGE ACT OF 1934



	       For the Quarterly Period Ended September 30, 1996



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

			    Yes  [ x ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of September 30, 1996, was 270.8 million.

      ____________________________________________________________

		      P A R T  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

			COMPAQ COMPUTER CORPORATION
			 CONSOLIDATED BALANCE SHEET
				 (Unaudited)

				   ASSETS
						     September 30, December 31,
							 1996         1995
						       ---------   ------------
							    (in millions)
Current assets:
 Cash and cash equivalents                              $ 3,191      $   745
 Accounts receivable, net                                 2,828        3,141
 Inventories                                              1,489        2,156
 Deferred income taxes                                      364          365
 Prepaid expenses and other current assets                  124          120
							-------      -------
  Total current assets                                    7,996        6,527
Property, plant, and equipment,
 less accumulated depreciation                            1,174        1,110
Other assets                                                174          181
							-------      -------
							$ 9,344      $ 7,818
							=======      =======

		    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                       $ 1,882      $ 1,379
 Income taxes payable                                        95          190
 Other current liabilities                                1,306        1,111
							-------      -------
  Total current liabilities                               3,283        2,680
							-------      -------
Long-term debt                                              300          300
							-------      -------
Deferred income taxes                                       224          224
							-------      -------
Stockholders' equity:-
 Preferred stock, $.01 par value
  (authorized: 10 million shares; issued: none)
 Common stock and capital in excess of $.01 par value
  (authorized: 1 billion shares; issued and outstanding:
  270.8 million shares at September 30, 1996
  and 267.1 million shares at December 31, 1995)            962          890
 Retained earnings                                        4,575        3,724
							-------      -------
  Total stockholders' equity                              5,537        4,614
							-------      -------
							$ 9,344      $ 7,818
							=======      =======

	  See accompanying notes to consolidated financial data

		   COMPAQ COMPUTER CORPORATION
	       CONSOLIDATED STATEMENT OF INCOME
			  (Unaudited)

				       Nine months      Quarter ended
					  ended
				      September 30,     September 30,
				      1996     1995     1996    1995
				    -------  -------   ------  ------
				 (in millions, except per share amounts)

Sales                               $12,687  $10,054   $4,481  $3,594
Cost of sales                         9,814    7,685    3,414   2,775
				    -------  -------   ------  ------
				      2,873    2,369    1,067     819
				    -------  -------   ------  ------

Selling, general, and
administrative expense                1,340    1,125      469     406
Research and development costs          302      189      105      65
Other income and expense, net            16       74       (6)      8
				    -------  -------   ------  ------
				      1,658    1,388      568     479
				    -------  -------   ------  ------
Income before provision for
income taxes                          1,215      981      499     340
Provision for income taxes              364      274      149      95
				    -------  -------   ------  ------
Net income                          $   851  $   707   $  350  $  245
				    =======  =======   ======  ======

Earnings per common and common
 equivalent share:
  Primary                           $  3.07  $  2.59   $ 1.26  $ 0.89
				    =======  =======   ======  ======
  Assuming full dilution            $  3.05  $  2.57   $ 1.25  $ 0.89
				    =======  =======   ======  ======
Shares used in computing
 earnings per common
 and common equivalent share:
  Primary                             277.1    272.8    278.4   275.2
				    =======  =======   ======  ======
  Assuming full dilution              278.8    274.5    279.1   275.2
				    =======  =======   ======  ======

		See accompanying notes to consolidated financial data

			COMPAQ COMPUTER CORPORATION
		    CONSOLIDATED STATEMENT OF CASH FLOWS
				(Unaudited)


							  Nine months
						       ended September 30,
							 1996       1995
						       --------   --------
							   (in millions)
Cash flows from operating activities:
 Cash received from customers                          $12,860    $ 9,698
 Cash paid to suppliers and employees                   (9,731)    (8,459)
 Interest and dividends received                            57         35
 Interest paid                                             (67)       (83)
 Income taxes paid                                        (461)      (269)
						       --------   --------
  Net cash provided by operating activities              2,658        922
						       --------   --------
Cash flows from investing activities:
 Purchases of property, plant, and equipment, net         (281)      (288)
 Acquisition of businesses                                 (22)
 Other, net                                                 (8)        12
						       --------   --------
  Net cash used in investing activities                   (311)      (276)
						       --------   --------
Cash flows from financing activities:
 Issuance of stock pursuant to stock option plans           71         64
						       --------   --------
  Net cash provided by financing activities                 71         64
						       --------   --------
Effect of exchange rate changes on cash                     28        (61)
						       --------   --------
  Net increase in cash and cash equivalents              2,446        649
Cash and cash equivalents at beginning of period           745        471
						       --------   --------
Cash and cash equivalents at end of period             $ 3,191    $ 1,120
						       ========   ========

Reconciliation of net income to net cash
 provided by operating activities:
 Net income                                            $   851    $   707
  Depreciation and amortization                            203        160
  Provision for bad debts                                  106         23
  Deferred income taxes                                      1
  Exchange rate effect                                      11         28
  Decrease (increase) in accounts receivable               170       (372)
  Decrease (increase) in inventories                       668       (339)
  Increase in prepaid expenses and
   other current assets                                     (6)       (51)
  Increase in accounts payable                             505        684
  Increase (decrease) in income taxes payable              (94)        11
  Increase in other current liabilities                    243         71
						       --------   --------
   Net cash provided by operating activities           $ 2,658    $   922
						       ========   ========


	  See accompanying notes to consolidated financial data

		     COMPAQ COMPUTER CORPORATION
		 NOTES TO CONSOLIDATED FINANCIAL DATA

Note 1 - Basis of presentation

The accompanying unaudited financial data as of September 30, 1996 and December 31, 1995 and for the three month and nine month periods ended September 30, 1996 and 1995 have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of the Company, the data reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates.

Note 2 - Inventories

Inventories consisted of the following components:

					   September 30,    December 31,
					       1996             1995
					     -------          -------
						   (in millions)

Raw materials and work-in-process            $   677          $ 1,043
Finished goods                                   812            1,113
					     -------          -------
					     $ 1,489          $ 2,156
					     =======          =======
Note 3 - Other income and expense

Other income and expense consisted of the following components:

					   Nine months     Three months
					      ended            ended
					  September 30,    September 30,
					   1996    1995     1996   1995
					  -----   -----    -----   -----
						   (in millions)

Interest and dividend income              $(57)   $(35)    $(33)   $(15)
Interest expense associated with hedging            14                3
Other interest expense                      60      58       23      21
Currency exchange (gains) losses, net       11      28        5      (5)
Other, net                                   2       9       (1)      4
					  -----   -----    -----   -----
					  $ 16    $ 74     $ (6)   $  8
					  =====   =====    =====   =====



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated interim financial statements.

Results of Operations

	The following table presents, as a percentage of sales, certain selected financial data for the nine months and quarters ended September 30, 1996 and 1995.


	       Nine months ended September 30, Quarter ended September 30,
			1996    1995                 1996    1995


Sales                  100.0%  100.0%               100.0%  100.0%
Cost of sales           77.3    76.4                 76.2    77.2
		       ______  ______               ______  ______
Gross margin            22.7    23.6                 23.8    22.8
Selling, general, and
administrative expense  10.6    11.2                 10.5    11.3

Research and
development costs        2.4     1.9                  2.4     1.8

Other income and
expense, net              .1      .7                  (.2)     .2
		       ______  ______               ______  ______
			13.1    13.8                 12.7    13.3
		       ______  ______               ______  ______

Income before provision
for income taxes         9.6%    9.8%                11.1%   9.5%
		       ______  ______              ______  ______

Sales

	Sales increased 25% and 26% in the third quarter and first nine months of 1996, respectively, over the comparable periods of 1995, and 12% over the second quarter of 1996. North American sales represented 59% and 54% of total sales in the third quarter and first nine months of 1996, respectively, as compared with 52% and 49% in the corresponding periods of 1995. European sales represented 29% and 32% of total sales in the third quarter and first nine months of 1996, respectively, as compared with 32% and 36% in the corresponding periods of 1995. Other international sales, excluding Canada, represented 12% and 14% of the total sales in the third quarter and first nine months of 1996 as compared with 16% and 15% in the comparable periods of 1995. The Company's increase in consolidated sales in the third quarter of 1996 in comparison to the same period of 1995 stemmed primarily from an increase in the number of units and options sold. Total computer sales in units increased 28% in the third quarter of 1996 over the comparable period of 1995.


Gross Margin

	Gross margin as a percentage of sales was 23.8% and 22.7% in the third quarter and first nine months of 1996, respectively, compared to 22.8% and 23.6% in the third quarter and first nine months of 1995, and 23.0% in the second quarter of 1996. The increase in gross margin from the second quarter 1996 and from the third quarter 1995 primarily resulted from the introduction of significant new products at better margins, improvements in logistics, and better asset management. The Company operates in a very aggressive pricing environment that will continue to put pressure on the Company's gross margins. Despite this pressure, the Company expects that the combination of changes in product mix, reductions in the cost of materials, and higher margins on new products will allow the Company maintain its current gross margin levels for the remainder of 1996.


Operating Expenses

	The Company strives to manage total operating expenses in line with sales growth and gross margin levels. The Company's selling, general, and administrative expense increased in amount while declining as a percentage of sales in the third quarter of 1996 as compared with the same period of 1995. The increase in expenses resulted from domestic and international selling expense associated with higher unit volumes as well as expense incurred in connection with the entry into new markets and the expansion of distribution channels. The Company anticipates that in the remainder of 1996 selling, general, and administrative expense will increase in amount as it supports significant new product introductions, steps up its advertising and promotion programs, expands into new markets, and increases its investment in the area of service and support, especially in support of its systems business.

	Research and development costs increased to 2.4% in the third quarter of 1996 compared to 1.8% in the corresponding period of 1995. The Company is committed to continuing a significant research and development program and research and development costs are likely to increase for the remainder of the year.


Other Items

	Other income and expense in the third quarter of 1996 was income of $6 million. Interest income and interest expense in the third quarter was a net gain of $10 million compared to a net expense of $9 million in the corresponding period of 1995. The net interest income resulted primarily from higher interest income due to significantly higher cash balances.

	The translation gains and losses relating to the financial statements of the Company's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and were a net loss of $5 million in the third quarter of 1996, compared to a net gain of $5 million in the third quarter of 1995.


Provision for Income Taxes

	The Company estimates the effective tax rate for 1996 will be 30%, a decline from 34% in 1995. The Company's tax rate in 1995 increased from 26% in 1994 due to a non-tax deductible charge associated with the Company's acquisitions and a decline in the ratio of earnings derived from the Company's Singaporean manufacturing subsidiary to total earnings. The Company anticipates that the proportion of its Singaporean earnings will continue to decline in 1996, bringing the rate to 30%. The Company's tax rate is heavily dependent upon the mix of earnings of its Singaporean manufacturing subsidiary due to this subsidiary's earnings not being subject to taxes in Singapore until August 2001 (with potential extension to August
2004 if certain cumulative investment levels and other conditions are met) and the Company's decision to invest a portion of the undistributed earnings of this subsidiary indefinitely in operations outside the United States. These earnings would become subject to U.S. tax if they were actually or deemed to be remitted to the Company as dividends or if the Company should sell its stock in this subsidiary. As a result, the Company does not provide tax on these earnings, which lowers its effective tax rate. Should the Company choose to discontinue its permanent reinvestment policy, the Company's effective tax rate would increase at that time.


Liquidity and Capital Resources

	The Company's working capital increased to $4.7 billion at September 30, 1996, compared to $3.8 billion at December 31, 1995.

	The Company's cash and cash equivalents increased to $3.2 billion at September 30, 1996, from $745 million at December 31,
1995, primarily because of positive cash flow from operating activities and better management of costs, inventory, and accounts receivable. Accounts receivable decreased to $2.8 billion from $3.1 billion at December, 31, 1995, primarily as a result of lower sales in third quarter 1996 versus fourth quarter 1995 and better overall management of accounts receivable as evidenced by lower days sales outstanding. Accounts payable increased to $1.9 billion at September 30, 1996, from $1.4 billion at December 31, 1995, primarily as a result of material purchases to support higher anticipated sales in fourth quarter 1996. Inventory decreased to $1.5 billion at September 30, 1996, from $2.2 billion at December 31, 1995, as a result of better overall management of inventories. Inventory turns increased to 9.0 at the quarter ending September 30, 1996 from 6.5 at the quarter ending December 31, 1995.

	Cash used in the third quarter of 1996 for the purchase of property, plant and equipment totaled $80 million. The Company estimates that capital expenditures for land, buildings, and equipment during the remainder of 1996 will be approximately $95 million. The Company has commitments for only a small portion of such amounts and the actual level of spending will depend on a variety of factors, including general economic conditions and the Company's business.

	The Company currently expects to fund expenditures for capital requirements as well as liquidity needs created by changes in working capital from a combination of available cash balances, internally generated funds, and financing arrangements. The Company from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds for the Company's needs instead of repatriating funds in the form of dividends from its foreign subsidiaries. The Company has a $1 billion syndicated credit facility, which will expire in October 2001, which was unused at September 30, 1996. In October, the Company put in place a $500 million syndicated credit facility, which will expire in October 1997. The Company has established a commercial paper program, supported by the syndicated credit facility, which was unused at September 30, 1996. In the U.S. and various international locations the Company has uncommitted bank lines of credit, of which $10 million was outstanding at September 30, 1996. The Company believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. The Company continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon Company needs and market conditions.


Factors That May Affect Future Results

	The Company participates in a highly volatile industry that is characterized by fierce industry-wide competition for market share resulting in aggressive pricing practices, continually changing customer demand patterns, growing competition from well-capitalized high technology and consumer electronics companies, and rapid technological development carried out in the midst of legal battles over intellectual property rights. In developing strategies to achieve continued increases in sales and operating profits, the Company anticipates the continued expansion of the computer market and spending on information technology. In this environment the Company seeks profitable PC market share growth while expanding its product offerings in high-end servers, workstations, and networking and communications products and further developing its options business. The Company's operating results could be adversely affected should the Company be unable to anticipate customer demand accurately, to maintain short design cycles while meeting evolving industry performance standards, to manage its product transitions, inventory levels, and manufacturing processes efficiently, to distribute its products quickly in response to customer demand, to differentiate its products from those of its competitors, or to compete successfully in the markets for its new products. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth below identify important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

Competitive Environment. The Company expects the PC market in
1996 to expand in line with third party research organizations' forecasts of unit growth in the range of 17% to 20%. The Company is putting in place programs and products focused on meeting market demand and gaining market share profitably. Competition for PC market share remains fierce with a large number of competitors vying for market share. Several of the Company's suppliers also manufacture and market PCs or motherboards, which contain the microprocessor and other internal operating components of the PC. In addition, a number of consumer electronics companies are entering the PC market as it expands into the consumer sector and consumer models expand multimedia features. Each of these companies may be willing to accept lower profit margins to win market share.

Fourth Quarter Outlook. For the fourth quarter 1996, the Company is targeting sales above third quarter levels. This level of sales is dependent on continued strong demand across all customer segments and the availability of new products. The Company expects higher sales in combination with changes in product mix, reductions in the cost of materials, higher margins on new products, and ongoing expense controls to enable it to achieve fourth quarter earnings that exceed the same period of 1995 and third quarter 1996. The
Company's ability to achieve targeted sales and earnings levels depends upon a number of competitive and market factors and is subject to the risks set forth in this report.

Gross Margin Pressures and Operating Expenses. In order to maintain or increase its market share, the Company must continue to price its products competitively, to design products at lower price points with attractive price/performance characteristics, and, from time to time, to use various incentive programs to increase sales. Some of these strategies lower the average sales price per unit and may cause declines in gross margin and profitability. Other sales incentives increase operating expenses and may lower profitability. To compensate for the impact of lower prices and sales incentives on its sales, gross margins, and profitability, the Company must increase unit shipments, aggressively reduce costs, maintain tight control over operating expenses, and continue to pursue gross-margin enhancing opportunities. Despite quarterly fluctuations, the Company remains focused on achieving gross margin between 23% and 24%. The
Company's ability to continue to achieve this gross margin target and to hold its operating expense as a percentage of sales at the current level in the remainder of the year and in 1997 depends upon a variety of competitive and market factors and is subject to the other risks set forth in this report.

Inventory. The Company anticipates that its inventory turns, which increased to 5.5 in 1995 from 5.2 in 1994, will continue to increase in 1996. In the third quarter of 1996, the Company achieved inventory turns of 9.0 in comparison to 5.1 in the third quarter of 1995 as a result of improved product cycle management and other efficiencies accompanying the reengineering of certain internal processes. In the event of a drop in worldwide demand for PC products, lower than anticipated demand for one or more of the Company's products, difficulties in managing product transitions, or component pricing movements that affect the value of raw material inventory, there could be an adverse impact on inventory, cash, and related profitability.

Product Transitions. In the summer of 1996 the Company announced major new products in each of its product groups and the Company will continue to have rapid product transition cycles. In each product transition cycle the Company confronts the risk of delays in production that could impact sales of its newer PCs while it manages the inventory of its older products and facilitates the sale of older Compaq inventory held by resellers. The Company provides currently for estimated product returns and price protection that may occur under programs the Company has with its resellers and under floor planning arrangements with third-party finance companies. To facilitate smooth product transitions, the Company carries out pricing actions and marketing programs to raise sales in reseller channels. The success of the Company's product transition strategy depends upon a variety of competitive and market factors. Should the Company be unable to sell its inventory of older products at anticipated prices or if dealers hold higher than expected amounts of inventory subject to price protection at the time of planned price reductions, there could be a resulting adverse impact on sales, gross margins, and profitability. In planning product transitions the Company evaluates the speed at which customers are likely to switch to newer products. The contrast between the prices of old and new products, which is related to component costs, is a critical variable in predicting customer decisions to move to the next generation of products. Technology transitions may occur more quickly or more slowly than anticipated based on pricing decisions by industry component suppliers, particularly microprocessor prices set by Intel Corporation. Because of the lead times associated with the Company's volume production, should the Company be unable to predict the rate of a product transition accurately, the Company's inventory levels, cash and profitability could be negatively affected. Forecasting demand for newly-introduced products is complicated by the availability of different product models, which may include various types of built-in peripherals and software, and the configuration requirements, such as language localization, in certain markets. As a result, while overall demand may be in line with the Company's projections and manufacturing implementation, local market variations can lead to differences between expected and actual demand and resulting delays in shipment, which can affect the Company's financial results.

Reengineering Implementation. The Company continues to expand its manufacturing capacity as well as reengineer its internal processes to support continued growth. During 1996 the Company continues to focus on making its business processes more efficient in order to increase customer satisfaction, improve productivity, and lower costs. In the event of a delay in reengineering implementation, there could be an adverse impact on inventory, cash, and related profitability. As the Company has grown, it has outstripped the ability of certain of its systems to support continued expansion. In connection with its reengineering efforts, the Company is moving many of its systems from a legacy environment of proprietary systems to client-server architectures. Should the Company's transition to new systems not occur in a smooth and orderly manner, the Company could experience disruptions in the operation of its business, which could have an adverse financial impact.

Alliance and Acquisition Strategy. Because of the rapid pace of technological advances in information technology, the Company must introduce on a timely basis new products offering competitive features that appeal to a wide variety of customers. The Company's product development efforts are centered on aggressively developing new areas in which the Company can differentiate its products and add value, focusing on innovative platform features, the integration of hardware and software, and new related products and services. Because the Company's business now intersects with a number of areas in which other companies have significantly greater technological, marketing, and service expertise, the Company has focused on alliances with third parties that have complementary products and skills as well as acquisitions that target incremental business opportunities. The Company believes that its alliance and acquisition strategies enable it to provide best-in-class solutions while expanding its offerings of complementary products. Each of these approaches, however, carries significant risks. In its acquisition activities, the Company confronts significant challenges in retaining key employees and reconciling diverse corporate cultures, synchronizing product roadmaps and business processes, and integrating logistics, marketing, product development, and manufacturing operations to achieve greater efficiencies. In developing business plans based on an alliance model, the Company must rely on the performance of third parties, many of whom may compete with the Company in other parts of their businesses. In addition, particularly in attempting to expand into offering full enterprise computing solutions for its customers through an alliance model, the Company competes against businesses that are vertically integrated and offer customers the convenience of dealing with only one vendor for their enterprise-wide systems. Customers' willingness to adopt the Company's more cost-effective solution will depend upon the reputation for reliability and support that it and its business allies earn in this area.

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

Intellectual Property Infringement. Because of rapid technological changes in the computer industry, extensive patent and copyright coverage, and the rapid establishment of new copyright and patent rights, certain components of the Company's products designed by the Company or purchased from third parties may unknowingly infringe intellectual property rights of others. The Company believes, based in part on industry practices, that if any infringements do exist, the Company will be able to modify its products to avoid infringement, obtain components that do not infringe, or obtain licenses or rights to such intellectual property on terms not having a material adverse effect on the Company. There can be no assurance, however, that the Company will be able to ensure that component supplies or that the cost of components are not adversely affected by legal proceedings in which an adverse determination is made with respect to intellectual property rights of the Company or one of its suppliers. To minimize the impact of intellectual property claims by third parties, the Company pursues an active patent portfolio development plan.

Product Distribution. During the first three quarters of 1996 the Company continued to broaden its product distribution. Offering its products in an increasing number of geographic locations and through a variety of distribution channels, including dealers, distributors, value-added resellers, mass merchandise stores, consumer electronic outlets, computer superstores, and mail order, requires the Company to increase its geographic presence and to provide increased levels of sales and support interface with customers. The Company is exploring with its resellers a variety of ways to market its products to different types of customers. There can be no assurance, however, that the requisite service and support to ensure the success of the Company's operations in new locations or through new channels can be achieved in a cost effective manner, particularly with respect to the levels of service and support desired by customers to support systems products in enterprise-wide computing solutions. While the Company anticipates that its geographic expansion will continue and the number of outlets for its products will continue to increase in the remainder of 1996 and in 1997, a reduction in the pace of this growth could affect sales and profitability. Geographic expansion, particularly the expansion of manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically and politically volatile areas such as China, Hong Kong, Latin America, and Eastern Europe, subject the Company to a number of economic and other risks, such as currency devaluation, expropriation, and financial instability among resellers in these regions. The Company continues to evaluate its business operations in these regions and attempts to take measures to limit its risks in these areas.

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

Currency and Hedging Risks. The value of the U.S. dollar continues to affect the Company's financial results. The functional currency for the Company's international subsidiaries is the U.S. dollar. When the U.S. dollar strengthens against other currencies, sales made in those currencies translate into lower sales in U.S. dollars; and when the U.S. dollar weakens, sales made in local currencies translate into higher sales in U.S. dollars. Correspondingly, costs and expenses incurred in non-U.S. dollar currencies increase when the U.S. dollar weakens and decline when the U.S. dollar strengthens. Accordingly, changes in exchange rates may positively or negatively affect the Company's sales (as expressed in U.S. dollars), gross margins, and operating expenses, and the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Through these programs, the Company hedges its non-U.S. dollar net monetary assets primarily through the use of forward exchange contracts. For certain of its markets, particularly Latin America, the Company has determined that ongoing hedging of its non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of local currencies. From time to time the Company purchases foreign currency option contracts as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated sales of its international marketing subsidiaries, principally in Europe and Japan. These instruments provide only limited protection against currency exchange risks. The Company varies the percentage of anticipated sales that it attempts to protect against currency exchange risks based upon its judgment of currency markets and the costs of these instruments, and in some markets, particularly in developing areas, the Company's ability to utilize such instruments is limited. If the Company overestimates the hedging amount needed to protect anticipated sales during a period in which the dollar weakens or underestimates the hedging amount during a period when the dollar strengthens, the Company could incur expense that would not be balanced by the impact of exchange rate movements on its sales. All currency contracts that are entered into by the Company are components of its hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells its products or a weakening exchange rate against currencies in which the Company incurs costs, particularly the Japanese yen, the Company's sales or its costs are adversely affected.

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


			 P A R T  II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit No.     Description

	3.1             Restated Certificate of Incorporation of Registrant

	11              Statement regarding computation of per share earnings

	27              EDGAR financial data schedule

(b) Report on Form 8-K dated October 17, 1996, containing the Company's news release dated October 17, 1996, with respect to its financial results for the period ended September 30, 1996.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.


				   SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	November 1, 1996            Compaq Computer Corporation


				       /s/    EARL L. MASON
		       ----------------------------------------------------
				       Earl L. Mason, Senior Vice President,
				       Finance, and Chief Financial Officer
				       (as authorized officer and as
				       principal financial officer)