Form 10-K405
period 1996-12-31
COMPAQ COMPUTER CORP
filed 1997-02-27
CIK 714154

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996     Commission File Number 1-9026

                          COMPAQ COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                76-0011617
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)

                       20555 SH 249, Houston, Texas 77070
                                 (281) 370-0670
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
     Title of each class                           which registered
     -------------------                       ------------------------
  Common Stock, $.01 par value                  New York Stock Exchange
        Debt Securities                                  None

Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ] .

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 1997 (assuming all officers and directors are affiliates and based on the last sale price on the New York Stock Exchange as of such date) was $23.6 billion.

        The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of January 31, 1997, was 274 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

        There is incorporated by reference in Part II and Part III of this Annual Report on Form 10-K certain of the information contained in the registrant's annual report to stockholders for the year ended December 31, 1996, and the registrant's proxy statement for its annual meeting of stockholders to be held April 24, 1997 which will be filed by the registrant within 120 days after December 31, 1996.
-----------------------------------------------------------------------------

PART I

Item 1.  Business

General

        Compaq Computer Corporation ("Compaq"), founded in 1982, designs, develops, manufactures and markets a wide range of computing products, including desktop computers, portable computers, workstations, communications products and tower PC servers and peripheral products that store and manage data in network environments. Compaq markets its products primarily to business, home, government and education customers, operating in one principal industry segment across geographically diverse markets.

        In 1996, Compaq reinforced its position as the largest supplier of personal computers in the world. It maintained approximately 10% of the expanding worldwide PC market by focusing its business activities on expanding sales to new customers while augmenting sales to its existing customer base. Business customers account for the largest portion of Compaq's sales. Business customers are attracted to Compaq's products for a variety of reasons, including Compaq's reputation for reliability, price, product performance and technological excellence, the availability of a wide variety of application software products, ease of use and connectivity solutions.

        Also in 1996, Compaq maintained its world leadership position in distributed enterprise solutions with an approximate 30% worldwide market share in PC server products. In November 1996, Compaq shipped its one-millionth server. Over the last few years, Compaq has expanded its servers to new levels of midrange class functionality, availability, fault tolerance and manageability for both mainstream and mission-critical applications.

        In the future, Compaq will continue to integrate hardware and software to furnish the building blocks of personal and corporate computing while participating in software and communications markets either directly or through business alliances. Through this strategy, Compaq expects to become a leading provider of enterprise-wide solutions for business as well as information appliances for the home by offering the products and services that customers need to easily access and manage information. Compaq believes its key to success is leveraging Compaq's marketing skills, engineering talent, purchasing power, manufacturing capabilities, distribution strengths and brand name to bring to market high-quality cost-competitive products in different price ranges with features that appeal to a wide variety of customers.


Compaq Products

        Compaq's products are available with a broad variety of functions and features designed to accommodate a wide range of user needs. In 1996, Compaq formed a new organization by pulling new and existing divisions into four customer-focused, global product groups: PC Products, Enterprise Computing, Consumer Products and Communication Products. Compaq also consolidated its five geographic sales regions into a worldwide, sales, marketing, service and support organization, strengthening the focus on global sales, global marketing, global brand management and global service and support.

        PC Products Group. In 1996, the PC Products Group, responsible for desktop and portable PC products, accounted for 58% of Compaq's sales. In July 1996, Compaq redesigned and consolidated its commercial desktop PC line under a single brand name, Deskpro. In the summer of 1996, Compaq announced the broadest new range of products in its history, including three distinct families of new portable PCs under a single brand name, Armada. Compaq plans to continue its desktop leadership in 1997 with the continued delivery of Pentium Pro-based products that will address the high performance and graphic-display intensive needs of engineering and financial customers. In 1997, Compaq plans to introduce a new product family that will bring to market significant advances in sound quality, telephone and communications capabilities.

        Enterprise Computing Group. The Enterprise Computing Group had sales of PC system products and related options that accounted for 26% of Compaq's sales in 1996. Compaq's powerful platforms deliver industry-leading price/performance ratios and are supported by new clustering and internetworking solutions, strategic partnerships with leading enterprise software vendors and world-class, seven days a week, 24 hour, global service and support. Beginning in February 1996, all of Compaq's servers were shipped with Internet server capabilities. In October 1996, Compaq introduced five models of workstations based on Intel Pentium Pro microprocessors and the Microsoft Windows NT operating system. In 1997, the Enterprise Computing Group plans to reinforce its strong position in the file server market and to expand its presence in the distributed enterprise market for complex enterprise-class networks. Compaq will continue its efforts in developing an industry standard for clustering, a technique that permits the resources of several computers to be linked. In addition, Compaq intends to be the Internet platform leader, both on the network server side and the client side.

        Consumer Products Group. In 1996, the Consumer Products Group, which markets computers and related options aimed at the consumer and home office market, accounted for 16% of Compaq's sales. In January 1996, Compaq introduced its spring lineup of home multimedia PCs that included the industry's first combination scanner/keyboard, "rewritable" CD-ROM drives and Pentium processors. Also in 1996, Compaq unveiled a new family of Presario home PCs designed for every member of the family. To meet the specific needs of five distinct market segments (Home and Family, Home Office, Multimedia Enthusiast, Design Conscious and Mobile Computing), each Presario product family has been engineered as a solution that will satisfy the needs of every aspect of the evolving home PC market. In addition, Compaq is currently evaluating technology developments such as videophone communications, arcade-level graphics, easier to use software interfaces and colorful new PC designs. In February 1997, Compaq announced the Presario 2000 series, a series of PCs that combine leading-edge technology and features at low prices.

        Communication Products Group. In March 1996, Compaq introduced the Compaq Netelligent networking product line, consisting of more than 100 individual networking products, including managed and unmanaged switches and repeaters and Ethernet and Token Ring controllers. The Compaq Netelligent product line is a range of scaleable, network solutions for smaller businesses and workgroups/departments in larger corporations. Some of the Communication Products Group's offerings include the industry's first Fast Ethernet controller optimized for use in Pentium Pro servers, Fast Ethernet stackable repeaters that break the $100 per port price barrier and the unique Smart Uplink option that allows Netelligent Fast Ethernet networks to scale beyond the physical distances supported by most competitive offerings. In 1997, the Communication Products Group will continue to deliver products focused on easing the migration to high-speed networks. Development efforts will center on switches, repeaters and options that lower the cost and complexity of Ethernet to Fast Ethernet migration, as well as access products for high performance remote/mobile office connectivity.

        Compaq offers a number of options through each of its product groups, including memory upgrades, storage and backup devices, docking stations, keyboards and communications products and is the world's leading seller of video display monitors. In 1996, Compaq launched a number of new server, desktop and portable option products, including five new monitors, an advanced modem PC card for its "Telephony-Ready" portable computers, a new 120MB diskette drive and other personal storage management solutions, such as a scanner keyboard and a rewriteable optical drive.


Product Development

        Compaq is actively engaged in the design and development of additional products and enhancements to its existing products. During 1996, 1995 and 1994, Compaq expended $407 million, $270 million and $226 million, respectively, on research and development. Since personal computer technology develops rapidly, Compaq's continued success is dependent on the timely introduction of new products with the right price and features. Its engineering effort focuses on new and emerging technologies as well as design features that will increase manufacturing efficiency and lower production costs. In 1996, Compaq focused significant attention on technological developments for enterprise computing, including SMP servers, high-availability and failover solutions, storage technology, enterprise systems management, integration and configuration optimization, Internet and Intranet technologies, as well as networking and communications products. In the portable area, Compaq focused on increasing commonality of subassemblies and incorporating testability features in order to reduce testing time and test equipment requirements. In desktops, Compaq focused on design innovations and new technologies to improve run rate and ease assembly and serviceability.


        Compaq's product development efforts are centered on aggressively developing new areas in which Compaq can differentiate its products and add value, focusing on innovative platform features, the integration of hardware and software, and new related products and services. Because Compaq's business now intersects with a number of areas in which other companies have significantly greater technological, marketing and service expertise, Compaq has focused on alliances with third parties that have complementary products and skills as well as acquisitions that target incremental business opportunities.


Manufacturing and Materials

        Compaq's PC manufacturing operations consist of manufacturing finished products and various circuit boards from components and subassemblies that Compaq acquires from a wide range of vendors. Certain of Compaq's products are manufactured by third party original equipment manufacturers. Compaq has manufacturing operations located in Houston, Texas; Erskine, Scotland; Singapore; Jaguarina, Brazil; and Shenzhen, China. Products sold in Europe are manufactured primarily in Compaq's facilities in Erskine, Scotland, and Singapore. Products sold in the U.S. are primarily manufactured in Compaq's facilities in Houston, Texas, and Singapore. Products sold in Asia are primarily manufactured in Singapore, while products sold in Latin America are primarily manufactured in Houston, Texas, and Jaguarina, Brazil. In addition, Compaq manufactures hubs and high speed switches in Irving, Texas, and network interface cards in Austin, Texas.

        Compaq believes that there is a sufficient number of competent vendors for most components and subassemblies. A significant number of components, however, are purchased from single sources due to technology, availability, price, quality or other considerations. Order lead times and cancellation requirements vary by supplier and component. Key components and processes currently obtained from single sources include certain of Compaq's displays, operating systems, microprocessors, application-specific integrated circuits and other custom chips and certain processes relating to construction of the housing for Compaq's computers. Compaq will begin negotiation of a renewal of its operating system license agreement with Microsoft Corporation in 1997. In addition, new products introduced by Compaq often initially utilize custom components obtained from only one source until Compaq has evaluated whether there is a need for additional suppliers. In the event that a supply of a key single-sourced material, process or component were delayed or curtailed, Compaq's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Compaq attempts to mitigate these risks by working closely with key suppliers on product plans, inventory management and coordinated product introductions.

        Like other participants in the personal computer industry, Compaq ordinarily acquires materials and components through purchase orders typically covering Compaq's requirements for periods averaging 90 to 120 days. From time to time Compaq has experienced significant price increases and limited availability of certain components that are available from multiple sources. At times Compaq has been constrained by parts availability in meeting product orders and future constraints could have an adverse effect on Compaq's operating results. On occasion, Compaq acquires component inventory in anticipation of supply constraints. A restoration of component availability and resulting decline in component pricing more quickly than anticipated could have an adverse effect on Compaq's operating results.


Marketing and Distribution

        Compaq distributes its products principally through third-party computer resellers. Compaq's products are sold to large and medium-sized business and government customers primarily through dealers, value-added resellers and systems integrators and to small business and home customers principally through dealers and consumer channels. In response to changing industry practices and customer preferences, Compaq is continuing its expansion of distribution establishments, especially mass merchandise stores, consumer electronics outlets and computer superstores. Compaq also sells directly to small business and home customers through Compaq's mail order business that features a variety of personal computers, printers and software products.

        In 1996, North American sales constituted 53% of Compaq's total sales and Europe, Middle East and Africa sales constituted 33%. Compaq's North America Division markets its products in the United States and Canada, while Compaq's Europe, Middle East and Africa Division, based in Munich, Germany, focuses on opportunities in Europe as well as in parts of Africa and the Middle East. The sales of Compaq's Asia/Pacific, Japan and Latin America Divisions, which focus on opportunities in these high growth areas, constitute the remaining 14% of Compaq's total sales. Compaq's products are now sold by dealers in more than 100 countries. For further geographic information for 1996, 1995 and 1994, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of the Notes to Consolidated Financial Statements contained in Compaq's annual report to stockholders for the year ended December 31, 1996.

        In January 1997, Compaq announced its plans to provide financial product offerings for its end user customers that will provide more flexible financing alternatives for advanced information systems. These products are initially targeted for introduction in North America in 1997.


Service and Support

        Compaq provides support and warranty repair to its customers through full-service computer dealers and independent third-party service companies. Compaq offers its customers CompaqCare, which includes a number of customer service and support programs, most notably one- to three-year limited warranties on PC products and in the U.S., round-the-clock telephone technical support for Compaq hardware products.


Patents, Trademarks, and Licenses

        Compaq held 528 patents, had 87 patents accepted and awaiting issuance and had 671 patent applications pending with the United States Patent and Trademark Office at the close of 1996, as well as related international patents and patent applications. In addition, Compaq has registered certain trademarks in the United States and in a number of foreign countries. While Compaq believes that patent and trademark protection plays an important part in its business, Compaq relies primarily upon the technological expertise, innovative talent and marketing abilities of its employees.

        Compaq has from time to time entered into cross-licensing agreements with other companies holding patents to technology used in Compaq's products as well as with companies using patents to technology held by Compaq. Compaq holds a license from IBM for all patents issuing on applications filed prior to July 1, 1993, and has entered into a patent cross-license agreement with Texas Instruments, Inc., for all patents issuing on applications filed prior to December 31, 2005. In January 1996, Compaq and Intel Corporation entered into a ten-year patent cross-license agreement

       Because of rapid technological changes in the computer industry, extensive patent and copyright coverage, and the rapid establishment of new copyright and patent rights, certain components of the products designed by Compaq or purchased from third parties may unknowingly infringe intellectual property rights of others. Compaq believes, based in part on industry practices, that if any infringements do exist, Compaq will be able to modify its products to avoid infringement, obtain components that are licensed or do not infringe, or obtain licenses or rights to such intellectual property on terms not having a material adverse effect on Compaq. There can be no assurance, however, that Compaq will be able to ensure that component supplies or that the cost of components are not adversely affected by legal proceedings in which an adverse determination is made with respect to intellectual property rights of Compaq or one of its suppliers. To minimize the impact of intellectual property claims by third parties, Compaq pursues an active patent portfolio development plan.

Seasonality

        General economic conditions have an impact on Compaq's business and financial results. From time to time, the markets in which Compaq sells its products experience weak economic conditions that may negatively affect sales. Although Compaq does not consider its business to be highly seasonal, Compaq in general experiences seasonally higher sales and earnings in the second half of the year. Should Compaq's retail business expand relative to its other businesses, Compaq could experience an increase in the seasonality of its business and financial results could become more dependent on retail business fluctuations.


Customers

        No customer of Compaq accounted for 10% or more of sales for 1996. In 1996, Compaq's five largest resellers represented approximately 27% of Compaq's 1996 sales.


Backlog

        Compaq's resellers typically purchase products on an as-needed basis and resellers frequently change delivery schedules and order rates depending on market conditions. Unfilled orders can be, and often are, canceled at will and without penalties. In Compaq's experience, however, the actual amount of unfilled orders at any particular time is not a meaningful indication of its future business prospects since orders rapidly become balanced as soon as supply begins meeting demand. In 1996, Compaq was unable to produce certain products on a timely basis due to supply constraints on certain components. Forecasting demand for newly introduced products is complicated by the availability of different product models, which may include various types of built-in peripherals and software, and the configuration requirements, such as language localization, in certain markets. As a result, while overall demand may be in line with Compaq's projections and manufacturing implementation, local market variations can lead to differences between expected and actual demand and resulting delays in shipment. Should Compaq be unable to meet demand for its products on a timely basis, customer satisfaction and sales could be adversely affected.


Competition

        The computer industry is intensely competitive with many U.S., Japanese and other international companies vying for market share. The market continues to be characterized by rapid technological advances in both hardware and software developments that have substantially increased the capabilities and applications of information management products and have resulted in the frequent introduction of new products. The principal elements of competition are price, product performance, product quality and reliability, service and support, marketing and distribution capability and corporate reputation. While Compaq believes that its products compete favorably based on each of these elements, Compaq could be adversely affected if its competitors introduce innovative or technologically superior products or offer their products at significantly lower prices than Compaq. Compaq's results could also be adversely affected should it be unable to implement effectively its technological and marketing alliances with other companies, such as

Microsoft, Intel, Novell, Oracle, SAP and Texas Instruments, among others, and to manage the competitive risks associated with these relationships.


Environmental Laws and Regulations

        Compaq recognizes that operating in a manner that is compatible with the environment is good for its community, employees, customers and business. Compaq integrates numerous environmental features in the product design and manufacturing process that reduce the potential environmental impact during the lifecycle of its products and its products are designed and manufactured to meet a variety of the world's environmental standards and expectations. Compaq uses no chlorofluorocarbons (CFCs) in its worldwide manufacturing operations and undertakes ongoing environmental programs, including waste reduction, energy conservation, recycling and design for environment. Compaq maintains a worldwide environmental health and safety audit program. The audit program includes management system and compliance evaluations. Compliance with laws enacted for protection of the environment to date has had no material effect upon Compaq's capital expenditures, earnings or competitive position. Although Compaq does not anticipate any material adverse effects in the future based on the nature of its operations and the purpose of environmental laws and regulations, there can be no assurance that such laws or future laws will not have a material adverse effect on Compaq.


Employees

        At December 31, 1996 Compaq had approximately 18,900 full-time regular employees and 7,500 temporary and contract workers engaged in manufacturing operations, engineering, research and development, marketing, sales, service and administrative activities. Compaq believes that its ability to attract and retain skilled personnel appropriately is critical to its success. Accordingly, Compaq has developed competitive human resources policies consistent with its business plan.


Item 2.  Properties

        Compaq's principal administrative facilities and a manufacturing facility are located in Houston, Texas. These facilities include 632,000 square feet of manufacturing space, 327,000 square feet of distribution center space and 250,000 square feet of warehouse space on Compaq's 1,000-acre Compaq Center in Houston. Compaq owns 13 administrative buildings with a total of 2,363,000 square feet of space at Compaq Center. Compaq leases sales offices in twelve cities in the United States as well as certain administrative and warehouse facilities. Compaq leases manufacturing facilities in Austin, Texas, and Irving, Texas, that are used in the manufacture of hubs, high speed switches and network interface cards.

        Compaq also owns or leases certain facilities abroad. Compaq owns a 43-acre tract in Erskine, Scotland, where it has 540,000 square feet of manufacturing space. In Singapore, Compaq owns 720,000 square feet of manufacturing space and leases 150,000 square feet. In Brazil, Compaq owns a 150,000 square foot manufacturing facility and in China, Compaq leases a 90,000 square foot manufacturing facility. Compaq leases sales and administrative offices in 40 European and African locations, 9 locations in Latin America, 21 locations in the Asia Pacific region, 3 locations in Japan and 5 locations in Canada. Compaq owns a 372,000 square foot European distribution center in Gorinchem, The Netherlands. Compaq also leases warehouse space in a number of locations.


Item 3.  Legal Proceedings

        Compaq is subject to legal proceedings and claims that arise in the ordinary course of its business. Management does not believe that the outcome of any of those matters will have a material adverse effect on Compaq's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 1996.


PART II

Items 5 to 9 inclusive.

        These items have been omitted in accordance with the general instructions to Form 10-K Annual Report. Reference is made to the information provided on pages 24 through 54 and page 56 of Compaq's annual report to stockholders for the year ended December 31, 1996, which information is hereby incorporated by reference.


PART III

Items 10 to 13 inclusive.

        These items have been omitted in accordance with the general instructions to Form 10-K Annual Report. The Registrant will file with the Commission in March 1997, pursuant to Regulation 14A, a definitive proxy statement that will involve the election of directors. The information required by these items will be included in such proxy statement and are incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a) The following documents are filed as a part of this report:

1.      Financial Statements.

The financial statements listed below are incorporated by reference as part of this annual report:

        Report of Independent Accountants
        Consolidated Balance Sheet at December 31, 1996 and 1995 Consolidated Statement of Income for the three years ended
          December 31, 1996
        Consolidated Statement of Cash Flows for the three years ended
          December 31, 1996
        Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1996
        Notes to Consolidated Financial Statements

Financial Statement Schedule; the following items are filed as part of this annual report.

        Report of Independent Accountants
             For the three years ended December 31, 1996:
        Schedule II: Valuation and Qualifying Accounts

3.      Exhibits.

         Exhibit
           No.                     Description of Exhibits

        3.1 Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended
                September 30, 1996).
        3.2 Bylaws of Registrant, as amended (incorporated herein by reference to Exhibit No. 3.5 to the Registrant's Form 10-Q for the quarter ended June 30, 1992).
        4.1 Senior Debt Indenture dated as of March 1, 1994, between the Registrant and NationsBank of Texas, National Association, Trustee (incorporated by reference to Exhibit 4.a to the Registrant's Registration Statement No. 33-63436 on Form S-3 (the "Form S-3")).
        4.2 Specimen of the Registrant's 6 1/2% senior notes due March 1999 (incorporated by reference to the Registrant's Form 8-K dated March 10, 1994 (the "March 1994 Form 8-K")).
        4.3 Specimen of the Registrant's 7 1/4% senior notes due March 15, 2004 (incorporated by reference to the March 1994 Form 8-K).
        10.1 Registrant's 1982 Stock Option Plan, as amended (incorporated herein by reference to the corresponding exhibit in the Registrant's Form 10-Q for the quarter ended June 30, 1989
                (the "1989 Second Quarter Form 10-Q")). *
        10.2 Registrant's 1985 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K")). *
        10.3 Registrant's 1985 Executive and Key Employees Stock Option Plan, as amended (incorporated herein by reference to Exhibit
                10.3 to the 1989 Second Quarter Form 10-Q). *
        10.4 Registrant's 1985 Nonqualified Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the 1989 Second Quarter Form 10-Q). *

        10.5    Forms of Stock Option Agreements relating to Exhibits 10.1 through 10.5 (incorporated herein by reference to Exhibit 10.6 to the Registrant's Form 10-K for the year ended December
                31, 1987). *
        10.6    Registrant's 1989 Equity Incentive Plan, as amended. *
        10.7    Form of Stock Option Notice relating to Exhibit 10.6,
                as amended. *
        10.8    Registrant's 1995 Equity Incentive Plan, as amended. *
        10.9    Form of Stock Option Notice relating to Exhibit 10.8,
                as amended. *
        10.10   Registrant's Bonus Incentive Plan (incorporated herein by
                reference to Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 1995).*
        10.11   Registrant's Stock Option Plan for Non-Employee Directors,
                as amended. *
        10.12   Registrant's Forms of Stock Option Notice relating to
                Exhibit 10.11. *
        10.13   Registrant's Deferred Compensation and Supplemental Savings
                Plan, as amended (incorporated herein by reference to Exhibit
                10.10 to the Registrant's Form 10-K for the year ended
                December 31, 1993). *
        10.14   Employment Agreement dated as of January 1, 1992 between the
                Registrant and Eckhard Pfeiffer (incorporated by reference to
                Exhibit 10.15 to the 1991 Form 10-K). *
        10.15   Form of letter agreement between Registrant and its executive officers (incorporated by reference to Exhibit 10.16 to the
                1991 Form 10-K). *
        10.16   $250,000,000 Credit Agreement dated as of October 31, 1995 among Compaq Computer Corporation, the banks signatory
                thereto, Bank of America National Trust and Savings Association
                as Administrative Agent (incorporated by reference to Exhibit
                10.17 to the Registrant's From 10-K for the year ended
                December 31, 1995).
        10.17   Amended and Restated Credit Agreement dated as of October 29,
                1996 relating to the Credit Agreement identified in Exhibit
                10.16 above (and increasing such facility to $500,000,000).
        10.18   $1,000,000,000 Credit Agreement dated as of October 31, 1995 among Compaq Computer Corporation, the banks signatory thereto,
                Bank of America National Trust and Savings Association as
                Administrative Agent (incorporated by reference to Exhibit
                10.18 to the Registrant's From 10-K for the year ended
                December 31, 1995).
        10.19   Amended and Restated Credit Agreement dated as of October 29,
                1996 relating to the $1,000,000,000 Credit Agreement identified in Exhibit 10.18 above.
        11      Statement regarding the computation of per share earnings.
        13      Pages 24 through 54 and page 56 of the Registrant's annual report to stockholders for the year ended December 31, 1996.
        21      Subsidiaries of Registrant.
        23      Consent of Price Waterhouse LLP, independent accountants.
        27      Financial Data Schedule (EDGAR version only).

        * Indicates management contract or compensatory plan or arrangement.

        (b) Reports on Form 8-K.

        Current Report on Form 8-K dated October 16, 1996.
        Current Report on Form 8-K dated January 22, 1996.

        Compaq, the Compaq logo, ProLiant, Deskpro, Compaq Insight Manager, LTE, Presario, ProSignia, SmartStart, and Smart Uplink are registered trademarks of Compaq Computer Corporation. DirectPlus and CompaqCare are registered service marks of Compaq Computer CorporationOther product names mentioned herein may be trademarks or registered trademarks of their respective companies.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February, 1997.

                                           Compaq Computer Corporation


                                           By:     /s/  ECKHARD PFEIFFER
                                              --------------------------------
                                              Eckhard Pfeiffer, President and
                                                  Chief Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                        Title                 Date
        ---------                        -----                 ----

 /s/     ECKHARD PFEIFFER        President and Director        February 26,1997
-------------------------------  (principal executive officer)
        (Eckhard Pfeiffer)

/s/     EARL L. MASON            Senior Vice President         February 26,1997
-------------------------------  and Chief Financial Officer
        (Earl L. Mason)          (principal financial officer)


/s/     BENJAMIN M. ROSEN        Chairman of the               February 26,1997
-------------------------------  Board of Directors
        (Benjamin M. Rosen)


/s/     LAWRENCE T. BABBIO, JR.  Director                      February 26,1997
-------------------------------
        (Lawrence T. Babbio, Jr.)


/s/     ROBERT TED ENLOE, III    Director                      February 26,1997
-------------------------------
        (Robert Ted Enloe, III)


/s/     GEORGE H. HEILMEIER      Director                      February 26,1997
-------------------------------
        (George H. Heilmeier)


/s/     GEORGE E.R. KINNEAR II   Director                      February 26,1997
-------------------------------
        (George E.R. Kinnear II)


/s/     PETER N. LARSON          Director                      February 26,1997
-------------------------------
        (Peter N. Larson)


/s/     KENNETH L. LAY           Director                      February 26,1997
-------------------------------
        (Kenneth L. Lay)

/s/     KENNETH ROMAN            Director                      February 26,1997
-------------------------------
        (Kenneth Roman)



/s/     LUCILLE S. SALHANY       Director                      February 26,1997
-------------------------------
        (Lucille S. Salhany)

                          COMPAQ COMPUTER CORPORATION

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of Compaq Computer Corporation

Our audits of the consolidated financial statements referred to in our report dated January 21, 1997 appearing in the 1996 Annual Report to Stockholders of Compaq Computer Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Houston, Texas
January 21, 1997

                                                                  SCHEDULE II

                          COMPAQ COMPUTER CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                        Allowance for Doubtful Accounts

-------------------------------------------------------------------------------

Year ended December 31,
In millions                               1996          1995           1994
-------------------------------------------------------------------------------

Balance, beginning of period           $     100    $      75       $     49
Additions charged to expense                 155           43             36
Reductions                                   (28)         (18)           (10)
                                       ----------------------------------------
Balance, end of period                 $     227    $     100       $     75
                                       ========================================

                              INDEX TO EXHIBITS

         Exhibit
           No.                     Description of Exhibits

        10.6    Registrant's 1989 Equity Incentive Plan, as amended. *
        10.7    Form of Stock Option Notice relating to Exhibit 10.6,
                as amended. *
        10.8    Registrant's 1995 Equity Incentive Plan, as amended. *
        10.9    Form of Stock Option Notice relating to Exhibit 10.8,
                as amended. *
        10.11   Registrant's Stock Option Plan for Non-Employee Directors,
                as amended. *
        10.12   Registrant's Forms of Stock Option Notice relating to
                Exhibit 10.11. *
        10.17   Amended and Restated Credit Agreement dated as of October 29,
                1996 relating to the Credit Agreement identified in Exhibit
                10.16 above (and increasing such facility to $500,000,000).
        10.19   Amended and Restated Credit Agreement dated as of October 29,
                1996 relating to the $1,000,000,000 Credit Agreement identified in Exhibit 10.18 above.
        11      Statement regarding the computation of per share earnings.
        13      Pages 24 through 54 and page 56 of the Registrant's annual report to stockholders for the year ended December 31, 1996.
        21      Subsidiaries of Registrant.
        23      Consent of Price Waterhouse LLP, independent accountants.
        27      Financial Data Schedule (EDGAR version only).

        * Indicates management contract or compensatory plan or arrangement.