Form 10-Q
period 1997-03-31
COMPAQ COMPUTER CORP
filed 1997-04-30
CIK 714154

           ___________________________________________________________



                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997



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

                                Yes [ X ] No [ ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 31, 1997, was 274.5 million.


           ___________________________________________________________

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           COMPAQ COMPUTER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                     ASSETS
                                                                                     MARCH 31,          DECEMBER 31,
                                                                                        1997                1996
                                                                                    -------------       --------------
                                                                                              (IN MILLIONS)
Current assets:
   Cash and cash equivalents                                                        $      4,554        $     2,920
   Short-term investments                                                                    194              1,073
   Accounts receivable, net                                                                2,710              3,168
   Inventories                                                                             1,268              1,152
   Deferred income taxes                                                                     760                761
   Other current assets                                                                      100                 95
                                                                                    -------------       ------------
      Total current assets                                                                 9,586              9,169
Property, plant and equipment, less accumulated depreciation                               1,195              1,172
Other assets                                                                                 192                185
                                                                                    -------------       ------------
                                                                                    $     10,973        $    10,526
                                                                                    =============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $      2,158        $     1,962
   Income taxes payable                                                                      245                322
   Other current liabilities                                                               1,493              1,568
                                                                                    -------------       ------------
      Total current liabilities                                                            3,896              3,852
                                                                                    -------------       ------------
Long-term debt                                                                               300                300
                                                                                    -------------       ------------
Deferred income taxes                                                                        227                230
                                                                                    -------------       ------------
Stockholders' equity:
   Preferred stock, $.01 par value
      (authorized: 10 million shares; issued: none)
   Common stock and capital in excess of $.01 par value
      (authorized: 1 billion shares; issued and outstanding:
      274.5 million shares at March 31, 1997 and
      273.6 million shares at December 31, 1996)                                           1,126              1,107
   Retained earnings                                                                       5,424              5,037
                                                                                    -------------       ------------
      Total stockholders' equity                                                           6,550              6,144
                                                                                    -------------       ------------
                                                                                    $     10,973        $    10,526
                                                                                    =============       ============


              See accompanying notes to consolidated financial data

                           COMPAQ COMPUTER CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                                                      QUARTER ENDED MARCH 31,
                                                                                    --------------------------
                                                                                        1997          1996
                                                                                    ------------  ------------
                                                                                       (IN MILLIONS, EXCEPT
                                                                                        PER SHARE AMOUNTS)
Sales                                                                               $     4,805   $     4,205
Cost of sales                                                                             3,627         3,320
                                                                                    ------------  ------------
                                                                                          1,178           885
                                                                                    ------------  ------------

Selling, general and administrative expense                                                 499           431
Research and development costs                                                              122           103
Other income and expense, net                                                               (12)           17
                                                                                    ------------  ------------
                                                                                            609           551
                                                                                    ------------  ------------
Income before provision for income taxes                                                    569           334
Provision for income taxes                                                                  182           100
                                                                                    ------------  ------------
Net income                                                                          $       387   $       234
                                                                                    ============  ============

Earnings per common and common equivalent share:
        Primary                                                                     $      1.36   $      0.85
                                                                                    ============  ============
        Assuming full dilution                                                      $      1.36   $      0.85
                                                                                    ============  ============

Shares used in computing earnings per common and common equivalent share:
        Primary                                                                           283.0         276.1
                                                                                    ============  ============
        Assuming full dilution                                                            283.0         276.1
                                                                                    ============  ============


              See accompanying notes to consolidated financial data

                           COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    QUARTER ENDED MARCH 31,
                                                                              ----------------------------------
                                                                                    1997               1996
                                                                              ---------------   ----------------
                                                                                          (IN MILLIONS)
Cash flows from operating activities:
      Cash received from customers                                            $        5,161     $        4,289
      Cash paid to suppliers and employees                                            (4,088)            (3,770)
      Interest and dividends received                                                     55                  6
      Interest paid                                                                      (35)               (24)
      Income taxes paid                                                                 (260)              (102)
                                                                              ---------------    ---------------               ----
                 Net cash provided by operating activities                               833                399
                                                                              ---------------    ---------------
Cash flows from investing activities:
      Purchases of property, plant and equipment                                        (104)              (112)
      Purchases of short-term investments                                               (158)
      Proceeds from short-term investments                                             1,037
      Acquisition of business, net of cash acquired                                                         (22)
      Other, net                                                                         (13)                (6)
                                                                              ---------------    ---------------
                 Net cash provided by (used in) investing activities                     762               (140)
                                                                              ---------------    ---------------
Cash flows from financing activities:
      Issuance of common stock pursuant to stock option plans                             19                 18
                                                                              ---------------    ---------------
                 Net cash provided by financing activities                                19                 18
                                                                              ---------------    ---------------
Effect of exchange rate changes on cash                                                   20                 14
                                                                              ---------------    ---------------
                 Net increase in cash and cash equivalents                             1,634                291
Cash and cash equivalents at beginning of period                                       2,920                745
                                                                              ---------------    ---------------
Cash and cash equivalents at end of period                                    $        4,554     $        1,036
                                                                              ===============    ===============

Reconciliation of net income to net cash provided by operating activities:
      Net income                                                              $          387     $          234
           Depreciation and amortization                                                  83                 64
           Provision for bad debts                                                        (5)                 7
           Deferred income taxes                                                          (2)                 1
           Loss on disposal of assets                                                     (1)
           Exchange rate effect                                                            2                  5
           Decrease in accounts receivable                                               360                 81
           Decrease (increase) in inventories                                           (116)               222
           Increase in other current assets                                               (7)                (8)
           Increase (decrease) in accounts payable                                       203               (201)
           Increase (decrease) in income taxes payable                                   (72)                 2
           Increase (decrease) in other current liabilities                                1                 (8)
                                                                              ---------------    ---------------
                 Net cash provided by operating activities                    $          833     $          399
                                                                              ===============    ===============

              See accompanying notes to consolidated financial data

                           COMPAQ COMPUTER CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL DATA


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial data as of March 31, 1997 and December 31, 1996 and for the three-month periods ended March 31, 1997 and 1996 have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of the Company, the data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates.


NOTE 2 - INVENTORIES

         Inventories consisted of the following components:

                                                 MARCH 31,       DECEMBER 31,
                                                   1997             1996
                                               -------------    -------------
                                                        (IN MILLIONS)
Raw materials and work-in-process              $        641     $        552
Finished goods                                          627              600
                                               -------------    -------------
                                               $      1,268     $      1,152
                                               =============    =============


NOTE 3 - OTHER INCOME AND EXPENSE

         Other income and expense consisted of the following:

                                                       QUARTER ENDED MARCH 31,
                                                   ----------------------------
                                                      1997              1996
                                                   ------------   -------------
                                                          (IN MILLIONS)
Interest and dividend income                       $       (55)   $         (6)
Interest expense (income) associated with hedging           (2)              1
Other interest expense                                      34              15
Currency losses, net                                         3               5
Other, net                                                   8               2
                                                   ------------   -------------
                                                   $       (12)   $         17
                                                   ============   =============


NOTE 4 - RECENT PRONOUNCEMENT

         In 1997, Financial Accounting Standards No. 128 ("FAS 128") Earnings Per Share was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The following table presents pro forma earnings per share amounts computed using FAS 128.


                                                     QUARTER ENDED MARCH 31,
                                                  ------------------------------
                                                      1997              1996
                                                  ------------     -------------
Pro forma earnings per share:
   Earnings per common share                      $      1.41      $      0.87
                                                  ==============   =============
   Earnings per common share - assuming dilution  $      1.36      $      0.85
                                                  ==============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated interim financial statements.


RESULTS OF OPERATIONS

         The following table presents, as a percentage of sales, certain selected financial data for the quarters ended March 31, 1997 and 1996.


                                                                   QUARTER ENDED MARCH 31,
                                                                -----------------------------
                                                                   1997               1996
                                                                ---------          ----------

Sales                                                              100.0%              100.0%
Cost of sales                                                       75.5                78.9
                                                                ---------           ---------
Gross margin                                                        24.5                21.1

Selling, general and administrative expense                         10.4                10.3
Research and development costs                                       2.5                 2.4
Other income and expense, net                                        (.2)                 .5
                                                                ---------           ---------
                                                                    12.7                13.2
                                                                ---------           ---------
Income before provision for income taxes                            11.8%                7.9%
                                                                =========           =========


SALES

         Sales for the first quarter of 1997 increased 14% over the comparable period of 1996, primarily as a result of increased unit sales. Sales growth occurred in all regions with North American sales increasing 12%, European sales increasing 15%, and other international sales increasing 21% during first quarter 1997 over the comparable period in 1996. First quarter 1997 North American sales, including Canada, represented 50% of total sales compared with 51% in the first quarter of 1996. European sales represented 36% of total sales in the first quarters of 1997 and 1996. Other international sales represented 14% of sales in the first quarter of 1997, compared to 13% in the first quarter of 1996.


GROSS MARGIN

         Gross margin as a percentage of sales increased to 24.5% in the first quarter of 1997, compared to 21.1% in the comparable period of 1996. This increase resulted from more sales of enterprise products and higher option sales, cost savings due to improvements in logistics and overall better asset management. Compaq maintains a strategy designed to increase its market share and continues to expand its presence in the price sensitive consumer market segment. This strategy, along with the expectation of a continued aggressive pricing environment and anticipated pricing actions with respect to certain older products, will continue to put pressure on Compaq's gross margins. Compaq attempts to mitigate the effect of pricing actions through implementation of effective design to cost goals, the aggressive pursuit of reduced component costs and manufacturing efficiencies.


OPERATING EXPENSES

         Compaq's selling, general and administrative expense increased in amount and as a percentage of sales in the first quarter of 1997 as compared with the same period of 1996. The increase in expenses resulted from domestic and international selling expense associated with higher unit volumes. Compaq anticipates that in the remainder of 1997 selling, general and administrative expense will increase in absolute dollars as it supports significant new product introductions, steps up its advertising and promotion programs, expands into new markets, and increases its investment in the area of service and support.

         Compaq strives to manage total operating expenses in line with sales growth and gross margin levels. Research and development costs increased to 2.5% in the first quarter of 1997 compared to 2.4% in the corresponding period of 1996. Compaq is committed to continuing a significant research and development program and research and development costs in absolute dollars are likely to remain at current levels or increase slightly for the remainder of the year.


OTHER ITEMS

         Compaq had other income of $12 million in the first quarter of 1997, compared to other expense of $17 million in the first quarter of 1996. This difference was primarily due to a significant increase in interest and dividend income related to higher combined cash and short-term investment balances.

         The translation gains and losses relating to the financial statements of Compaq's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and were a net loss of $3 million in the first quarter of 1997, compared to a net loss of $5 million in the first quarter of 1996.


PROVISION FOR INCOME TAXES

         Compaq estimates its effective tax rate for 1997 will be 32%, an increase from 30% in 1996. This increase is primarily due to an anticipated decline in the ratio of earnings derived from Singaporean manufacturing activities to total earnings. Compaq's tax rate is heavily dependent upon the mix of earnings of its Singaporean manufacturing subsidiary due to this subsidiary's earnings not being subject to taxes in Singapore until August 2001 (with potential extension to August 2004 if certain cumulative investment levels and other conditions are met) and Compaq's decision to invest a portion of the undistributed earnings of this subsidiary indefinitely in operations outside the United States. These earnings would become subject to U.S. tax if they were actually or deemed to be remitted to Compaq as dividends or if Compaq should sell its stock in this subsidiary. As a result, Compaq does not provide tax on these earnings, which lowers its effective tax rate. Should Compaq choose to discontinue its permanent reinvestment policy, Compaq's effective tax rate will increase at that time.


LIQUIDITY AND CAPITAL RESOURCES

         Compaq's working capital increased to $5.7 billion at March 31, 1997, compared to $5.3 billion at December 31, 1996.

         Compaq's cash, cash equivalents and short-term investments increased to $4.7 billion at March 31, 1997, from $4.0 billion at December 31, 1996, primarily due to positive cash flow from operating activities and better management of inventory, accounts receivable and accounts payable. Accounts receivable decreased to $2.7 billion at March 31, 1997, compared to $3.2 billion at December 31, 1996 as a result of better overall management of accounts receivable as evidenced by lower days sales outstanding. Inventory levels remained relatively flat at $1.3 billion compared to $1.2 billion at December 31, 1996.

         Cash used in the first quarter of 1997 for the purchase of property, plant and equipment totaled $104 million. Compaq estimates that capital expenditures for land, buildings and equipment during the remainder of 1997 will be approximately $401 million. Compaq has commitments for only a portion of such amounts and the actual level of spending will depend on a variety of factors, including general economic conditions and Compaq's business.

         Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds instead of repatriating funds in the form of dividends from Compaq's foreign subsidiaries. In October 1996, Compaq entered into agreements for a $1.5 billion syndicated credit facility (of which $500 million expires in October 1997 and $1 billion expires in October 2001) that remains unused at March 31, 1997. Compaq has established a commercial paper program, supported by the syndicated credit facility, which was unused at March 31, 1997. Compaq believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon Compaq's needs and market conditions.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         Compaq participates in a highly volatile industry that is characterized by fierce industry-wide competition for market share. Industry participants confront aggressive pricing practices, continually changing customer demand patterns, growing competition from well-capitalized high technology and consumer electronics companies and rapid technological development carried out in the midst of legal battles over intellectual property rights. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth below discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

         Competitive Environment. We expect the computer market to expand in 1997 in line with third party research organizations' forecasts of unit growth in the range of 17 to 20%. Competition remains fierce with a large number of competitors vying for market share. Although Compaq has programs and products focused on meeting market demand and gaining market share profitably, Compaq's ability to achieve these goals is subject to the risks set forth in this discussion.

         Gross Margin Pressures and Operating Expenses. Despite quarterly fluctuations, we remain focused on achieving annual gross margins between 23% and 25%. Our ability to continue to achieve this gross margin target and to hold operating expense as a percentage of sales at levels necessary to meet the gross margin target depends upon a variety of competitive and market factors and is subject to the other risks set forth in this report.

         Inventory. We anticipate that inventory turns, which were 12 at the end of the first quarter 1997, will continue to increase in 1997. These increases result from improved product cycle management and other efficiencies accompanying the reengineering of certain internal processes. If worldwide demand for PC products drops, demand for one or more of Compaq's products is lower than anticipated, difficulties arise in managing product transitions, or component pricing movements affect the value of raw material inventory, there could be an adverse impact on inventory, cash and related profitability.

         Third Party Relationships. We work with third parties as suppliers, in arrangements to provide services in areas other than core competencies and ensure the service and support of our customers, and in strategic alliances to facilitate product offerings, product development, compatibility and the adoption of industry standards. Although we try to achieve strong working relationships with parties who share our industry goals and have adequate resources to fulfill their responsibilities, these relationships lead to a number of risks. First, these companies may suffer financial or operational difficulties and be unable to perform adequately, which could lead to delays in product development and gaps in component supplies. Second, certain major companies from which we purchase components or services (such as Intel, Cisco, IBM, and Digital) may be competitors in other areas, which could affect pricing, new product development or future performance. Finally, difficulties in coordinating activities may lead to gaps in delivery and performance of our products. Particularly in offering full enterprise computing solutions for our customers through an alliance model, we compete against businesses that are vertically integrated and offer customers the convenience of dealing with only one vendor for their enterprise-wide systems. Customers' willingness to adopt Compaq's more cost-effective solution will depend upon the availability of complementary products and the reputation for reliability and support that Compaq and its business allies earn.

         Rapid Technology Cycles. We believe the computer industry will continue to drive rapid technology cycles. In planning product transitions, we evaluate the speed at which customers are likely to switch to newer products. The contrast between prices of old and new products, which is related to component costs, is a critical variable in predicting customer decisions to move to the next generation of products. Because of the lead times associated with our volume production, should we be unable to gauge the rate of product transitions accurately, there could be an adverse impact on inventory levels, cash and profitability.

         Product Transitions. In each product cycle, we confront the risk of delays in production that could impact sales of newer products while we manage the inventory of older products and facilitate the sale of older inventory held by resellers. To ease product transitions, we carry out pricing actions and marketing programs to raise sales in reseller channels. We provide currently for estimated product returns and price protection that may occur under reseller programs and under floor planning arrangements with third-party finance companies. Should we be unable to sell the inventory of older products at anticipated prices or if dealers hold higher than expected amounts of inventory subject to price protection at the time of planned price reductions, there could be a resulting adverse impact on sales, gross margins and profitability.

         Systems Implementation. During 1997, Compaq continues to focus on making its business and information management processes more efficient in order to increase customer satisfaction, improve productivity and lower costs. In the event of a delay in implementing improvements, there could be an adverse impact on inventory, cash and related profitability. In connection with these efforts, we are moving many of our systems from a legacy environment of proprietary systems to client-server architectures. Should the transition to new systems not occur in a smooth and orderly manner, we could experience disruptions in operations, which could have an adverse financial impact.

         Acquisition Strategy. Compaq plans to use strategic acquisitions to assist in the growth of its business. In acquisition activities, Compaq confronts significant challenges in retaining key employees and reconciling diverse corporate cultures, synchronizing product roadmaps and business processes and integrating logistics, marketing, product development and manufacturing operations to achieve greater efficiencies.

         Technology Standards and Key Licenses. Participants in the computer industry generally rely on the creation and implementation of technology standards to win the broadest market acceptance for their products. Compaq must successfully manage and participate in the development of standards while continuing to differentiate its products in a manner valued by customers. While industry participants generally accept, and may encourage, the use of their intellectual property by third parties under license, when intellectual property owned by competitors or suppliers becomes accepted as an industry standard, Compaq must obtain a license, purchase components utilizing such technology from the owners of such technology or their licensees or otherwise acquire rights to use such technology, which could result in increased costs. Compaq has entered into license agreements with key industry participants, including Intel, Texas Instruments and Microsoft. Compaq and Microsoft have begun negotiations for the successor to their current agreement, which expires at the end of the first quarter of 1998. There can be no assurance that Compaq will be able to negotiate favorable terms under such license agreement.

         Production Forecasts. In managing production, we must forecast customer demand for our products. Should we underestimate the supplies needed to meet demand, we could be unable to meet customer demand. Should we overestimate the supplies needed to meet customer demand, cash and profitability could be adversely affected. Many of the components used in our products, particularly microprocessors and memory, experience steep price declines over their product lives. If we are unable to manage purchases and utilization of such components efficiently to maintain low inventory levels immediately prior to major price declines, we could be unable to take immediate advantage of such declines to lower product costs, which could adversely affect our sales and gross margins. In addition, should prices for components increase unexpectedly, such as the recent price increases in DRAMs, the Company's gross margin could be adversely affected.

         Credit Risks. Compaq's primary means of distribution remains third-party resellers. We continually monitor and manage the credit we extend to resellers and attempt to limit credit risks by broadening distribution channels, utilizing certain risk transfer arrangements and obtaining security interests. Our business could be adversely affected in the event that the financial condition of third-party computer resellers worsens. Upon the financial failure of a major reseller, we could experience disruptions in distribution as well as the loss of the unsecured portion of any outstanding accounts receivable. Geographic expansion, particularly the expansion of manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically and politically volatile areas such as China, Hong Kong, Latin America and Eastern Europe, subjects Compaq to a number of economic and other risks, such as currency devaluation, expropriation and financial instability among resellers in these regions. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular China and Latin America, when compared to U.S. and European markets. Compaq continues to evaluate its business operations in these regions and attempt to take measures to limit risks in these areas.

         Currency and Hedging Risks. The value of the U.S. dollar affects Compaq's financial results. The functional currency for Compaq's international subsidiaries is the U.S. dollar. Accordingly, changes in exchange rates may positively or negatively affect Compaq's sales (as expressed in U.S. dollars), gross margins and operating expenses. Compaq engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Through these programs, Compaq hedges its non-U.S. dollar net monetary assets using primarily forward exchange contracts. For certain markets, particularly Latin America, Compaq has determined that ongoing hedging of non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of local currencies. From time to time, Compaq purchases foreign currency option contracts as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated sales of Compaq's international marketing subsidiaries, principally in Europe and Japan. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of Compaq's hedging programs include accuracy of sales forecast, volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by Compaq are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although Compaq maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which Compaq sells products or a weakening exchange rate against currencies in which Compaq incurs costs, particularly the Japanese yen, Compaq's sales or costs are adversely affected.

         Tax Rate. Compaq's tax rate is heavily dependent upon the proportion of earnings that are derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the U.S. If the earnings of this subsidiary as a percentage of Compaq's total earnings were to decline significantly from anticipated levels, or should Compaq's ability to reinvest these earnings be reduced, Compaq's effective tax rate would exceed the currently estimated 32% rate for 1997. In addition, should Compaq's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary require significant adjustment due to audits or regulatory changes, Compaq's overall effective tax rate could increase.

         Because of the foregoing factors, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Compaq was named in a lawsuit styled Creative Labs, Inc. and Creative Technology Ltd. V. Cyrix Corporation, Tiger Direct, Inc. and Compaq Computer Corporation, filed on March 17, 1997 in the United States District Court Northern District of California Oakland Division. Cyrix Corporation is the manufacturer of microprocessors used in the Presario 2100(TM). The plaintiffs allege that the Presario 2100(TM) products, through the output of system properties and diagnostic programs, falsely represent to the user that the system contains a Sound Blaster(TM) card, which is a proprietary product of Creative Labs. A motion for preliminary injunction against the Presario 2100(TM) and Cyrix's Media GX chips is set for hearing on May 2, 1997. Compaq management believes that Compaq will prevail in this action but there can be no assurances to that effect. Compaq is seeking indemnification from First International Computer, the supplier of the Presario 2100(TM), and Microsoft Corporation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the first quarter of 1997. At the annual meeting of stockholders of Compaq on April 24, 1997, the stockholders voted on a proposal to elect Benjamin M. Rosen, Eckhard Pfeiffer, Lawrence T. Babbio, Jr., Robert Ted Enloe, III, George H. Heilmeier, George E.R. Kinnear II, Peter N. Larson, Kenneth L. Lay, Kenneth Roman and Lucille S. Salhany as directors of Compaq. The following table sets forth the votes in such election:
                                                                VOTES AGAINST
           DIRECTOR                              VOTES FOR       OR WITHHELD
           --------                              ---------      -------------
   Benjamin M. Rosen                             235,954,319        611,267
   Eckhard Pfeiffer                              235,879,143        686,443
   Lawrence T. Babbio, Jr.                       235,963,221        602,365
   Robert Ted Enloe, III                         235,933,552        632,034
   George H. Heilmeier                           235,934,075        631,511
   George E.R. Kinnear II                        236,002,929        562,657
   Peter N. Larson                               235,952,309        613,277
   Kenneth L. Lay                                235,940,752        624,834
   Kenneth Roman                                 235,895,021        670,565
   Lucille S. Salhany                            235,917,969        647,617

ITEM 5.    OTHER INFORMATION

         On April 24, 1997, the Company announced that its Board of Directors had authorized the Company to begin a defined systematic stock repurchase program to acquire 25 million shares of its Common Stock. The shares will be purchased in open market or private transactions. The number of shares to be purchased and the timing of purchases will be based on several factors, including the level of stock issuances under the equity incentive plans, the price of Compaq stock, general market conditions and other factors.

         On April 24, 1997, the Company announced that its Board of Directors had approved a cash tender offer relating to its $150 million 6 1/2% Senior Notes Due March 15, 1999 and $150 million 7 1/4% Senior Notes Due March 15, 2004. The purchase price to be paid for each note tendered will be based upon a spread of 25 basis points over the yield of a U.S. Treasury bond with a comparable maturity date. Using this formula, the purchase price for the notes will be set prior to the scheduled expiration date of the offer. The Company expects to commence the tender offer no later than May 12, 1997. The offer will be subject to certain conditions, including a majority of the notes of each issue being validly tendered.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit No.       Description

         11                Statement regarding computation of per share earnings

         27                EDGAR financial data schedule

(b) (i) Report on Form 8-K dated April 10, 1997 containing Compaq's news release dated April 10, 1996, with respect to Compaq's offer to purchase shares of Microcom, Inc.

         (ii) Report on Form 8-K dated April 16, 1997 containing Compaq's news release dated April 16, 1996, with respect to its financial results for the period ended March 31, 1997.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         April 29, 1997                 COMPAQ COMPUTER CORPORATION


                                        /s/    EARL L. MASON
                                        -------------------------------------
                                        Earl L. Mason, Senior Vice President
                                        and Chief Financial Officer
                                        (as authorized officer and as principal
                                        financial officer)

                                 EXHIBIT INDEX


      Exhibit No.       Description

         11          Statement regarding computation of per share earnings

         27          EDGAR financial data schedule