Form 10-Q
period 1997-06-30
COMPAQ COMPUTER CORP
filed 1997-07-24
CIK 714154

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                 For the Quarterly Period Ended June 30, 1997



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

                             Yes  [ X ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of June 30, 1997, was 691.2 million (as adjusted to reflect a five-for-two stock split).





                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           COMPAQ COMPUTER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS
                                                                  June 30,    December 31,
                                                                    1997          1996
                                                                ------------  ------------
                                                                      (in millions)
Current assets:
   Cash and cash equivalents                                    $     4,215   $     2,920
   Short-term investments                                               898         1,073
   Accounts receivable, net                                           2,172         3,168
   Inventories                                                        1,598         1,152
   Deferred income taxes                                                791           761
   Other current assets                                                 121            95
                                                                ------------  ------------
        Total current assets                                          9,795         9,169
Property, plant, and equipment, less accumulated depreciation         1,223         1,172
Other assets                                                            262           185
                                                                ------------  ------------
                                                                $    11,280   $    10,526
                                                                ============  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $     2,421   $     1,962
   Income taxes payable                                                 192           322
   Other current liabilities                                          1,591         1,568
                                                                ------------  ------------
        Total current liabilities                                     4,204         3,852
                                                                ------------  ------------
Long-term debt                                                                        300
                                                                ------------  ------------
Deferred income taxes                                                   259           230
                                                                ------------  ------------
Stockholders' equity:
    Preferred stock, $.01 par value
       (authorized: 10 million shares; issued: none)
    Common stock and capital in excess of $.01 par value
       (authorized: 1 billion shares; issued and outstanding:
       691.2 million shares at June 30, 1997 and
       683.9 million shares at December 31, 1996)                     1,179         1,107
    Retained earnings                                                 5,638         5,037
                                                                ------------  ------------
       Total stockholders' equity                                     6,817         6,144
                                                                ------------  ------------
                                                                $    11,280   $    10,526
                                                                ============  ============

              See accompanying notes to consolidated financial data




                          COMPAQ COMPUTER CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)



                                                 Six Months          Quarter
                                               ended June 30,     ended June 30,
                                              -----------------  ----------------
                                               1997      1996     1997     1996
                                              -------   -------  -------  -------
                                                     (in millions, except
                                                       per share amounts)
Sales                                         $9,817    $8,206   $5,012   $4,001
Cost of sales                                  7,370     6,400    3,743    3,080
                                              -------   -------  -------  -------
                                               2,447     1,806    1,269      921
                                              -------   -------  -------  -------

Selling, general, and administrative expense   1,021       871      522      440
Research and development costs                   250       197      128       94
Purchased in-process technology                  208                208
Other income and expense, net                    (14)       22       (2)       5
                                              -------   -------  -------  -------
                                               1,465     1,090      856      539
                                              -------   -------  -------  -------
Income before provision for income taxes         982       716      413      382
Provision for income taxes                       381       215      199      115
                                              -------   -------  -------  -------
Net income                                    $  601    $  501   $  214   $  267
                                              =======   =======  =======  =======

Earnings per common and common
    equivalent share:
          Primary                             $  .85    $  .73   $  .30   $  .39
                                              =======   =======  =======  =======
          Assuming full dilution              $  .84    $  .72   $  .30   $  .39
                                              =======   =======  =======  =======

Shares used in computing earnings per common
    and common equivalent share:
          Primary                              709.6     691.0    711.5    691.8
                                              =======   =======  =======  =======
          Assuming full dilution               712.0     692.5    712.4    692.8
                                              =======   =======  =======  =======

             See accompanying notes to consolidated financial data





                              COMPAQ COMPUTER CORPORATION
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Unaudited)


                                                                  Six months ended June 30,
                                                                  --------------------------
                                                                      1997          1996
                                                                  ------------  ------------
                                                                        (in millions)
Cash flows from operating activities:
     Cash received from customers                                 $    10,757   $     8,615
     Cash paid to suppliers and employees                              (8,445)       (6,924)
     Interest and dividends received                                      116            24
     Interest paid                                                        (64)          (42)
     Income taxes paid                                                   (535)         (322)
                                                                  ------------  ------------
              Net cash provided by operating activities                 1,829         1,351
                                                                  ------------  ------------
Cash flows from investing activities:
     Purchases of property, plant, and equipment, net                    (224)         (201)
     Purchases of short-term investments                                 (968)
     Proceeds from short-term investments                               1,143
     Acquisition of businesses, net of cash acquired                     (268)          (22)
     Other, net                                                           (23)           (5)
                                                                   ------------  ------------
              Net cash used in investing activities                      (340)         (228)
                                                                   ------------  ------------
Cash flows from financing activities:
     Repayment of long-term debt                                          (293)
     Issuance of common stock pursuant to stock option plans                62            32
                                                                   ------------  ------------
              Net cash provided by (used in) financing activities         (231)           32
                                                                   ------------  ------------
Effect of exchange rate changes on cash                                     37            27
                                                                   ------------  ------------
              Net increase in cash and cash equivalents                  1,295         1,182
Cash and cash equivalents at beginning of period                         2,920           745
                                                                   ------------  ------------
Cash and cash equivalents at end of period                           $   4,215   $     1,927
                                                                   ============  ============

Reconciliation of net income to net cash provided by
     Operating activities:
     Net income                                                    $       601   $       501
           Depreciation and amortization                                   166           131
           Provision for bad debts                                         (28)           14
           Purchased in-process technology                                 208
           Deferred income taxes                                                           1
           Loss on disposal of assets                                        1
           Exchange rate effect                                              9             6
           Decrease in accounts receivable                                 949           409
           Decrease (increase) in inventories                             (431)          621
           Increase in other current assets                                (26)           (5)
           Increase (decrease) in accounts payable                         457          (236)
           Decrease in income taxes payable                               (124)         (106)
           Increase in other current liabilities                            47            15
                                                                   ------------  ------------
              Net cash provided by operating activities            $     1,829   $     1,351
                                                                   ============  ============

                 See accompanying notes to consolidated financial data





                          COMPAQ COMPUTER CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (continued)

                      Supplemental Cash Flow Information



                                               Six months
                                             ended June 30,
                                                  1997
                                            ---------------
                                             (in millions)
Acquisition (Note 5)
     Fair value of assets acquired          $          362
     Liabilities assumed                               (74)
     Options assumed                                   (10)
                                            ---------------
     Cash paid                                         278
Less: cash acquired                                    (10)
                                            ---------------
Net cash paid for acquisition               $          268
                                            ===============

             See accompanying notes to consolidated financial data







                          COMPAQ COMPUTER CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL DATA



Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited financial data as of June 30, 1997 and December 31, 1996 and for the three- and six-month periods ended June 30, 1997 and 1996 have been prepared on substantially the same basis as the Company's annual consolidated financial statements. In the opinion of the Company, the data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates.


Note 2 - Inventories
--------------------

     Inventories consisted of the following components:

                                      June 30,   December 31,
                                       1997          1996
                                   ------------  ------------
                                         (in millions)

Raw materials and work-in-process  $       718   $       552
Finished goods                             880           600
                                   ------------  ------------
                                   $     1,598   $     1,152
                                   ============  ============



Note 3 - Other Income and Expense
---------------------------------

     Other income and expense consisted of the following:

                                            Six months ended June 30,    Quarter ended June 30,
                                           --------------------------  --------------------------
                                              1997          1996          1997          1996
                                           ------------  ------------  ------------  ------------
                                                              (in millions)

Interest and dividend income               $      (116)  $       (24)  $       (61)  $       (18)
Interest income associated with hedging             (3)                         (1)           (1)
Other interest expense                              66            37            32            22
Currency losses, net                                12             6             9             1
Other, net                                          27             3            19             1
                                           ------------  ------------  ------------  ------------
                                           $       (14)  $        22   $        (2)  $         5
                                           ============  ============  ============  ============





Note 4 - Tender Offer for Notes
-------------------------------

     In May 1997, the Company completed a cash tender offer for all of its outstanding $150 million 6 1/2% Senior Notes Due March 15, 1999 ("1999 Notes") and $150 million 7 1/4% Senior Notes Due March 15, 2004 ("2004 Notes"). Ninety-eight percent or $148 million of the 1999 Notes were tendered and ninety-seven percent or $145 million of the 2004 Notes were tendered. The Company paid an aggregate of $298 million (excluding accrued interest) for the notes tendered. The untendered balance of the notes is included in other current liabilities.


Note 5 - Business Combinations
------------------------------

     In May 1997, Compaq completed a tender offer for Microcom, Inc., a manufacturer of remote access technologies and solutions. The aggregate purchase price of $288 million consisted of $278 million in cash and the assumption of certain employee stock options.

The transaction was accounted for as a purchase. Accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and liabilities were included in the Company's financial statements from the date of acquisition. The aggregate purchase price has been allocated to the assets and liabilities acquired. The aggregate purchase price included $208 million, which represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount was expensed in the Company's consolidated statement of income during the quarter. In addition, the aggregate purchase price included approximately $58 million representing purchased technology and other identifiable intangibles. Pro forma statements of operations reflecting the acquisition of Microcom are not shown as they would not differ materially from reported results.

On June 23, 1997, the Company announced the execution of a definitive merger agreement with Tandem Computers Incorporated in a stock-for-stock transaction. Under the terms of the agreement, the Company will issue approximately 72.5 million shares of Compaq common stock, based on an exchange ratio of 0.525 shares of Compaq common stock (adjusted to take into consideration the Company's five-for-two stock split in July 1997) for each share of Tandem common stock in a transaction to be accounted for as a pooling of interests. The agreement is subject to approval of Tandem's shareholders as well as certain regulatory approvals. The agreement is expected to be consummated in the third quarter of 1997.


Note 6 - Subsequent Event
------------------------

     On July 1, 1997, Compaq announced that the Board of Directors approved a five-for-two stock split in the form of a stock dividend. Shareholders of record as of July 14, 1997 will receive three additional shares of common stock for every two shares they own on that date, effective on July 28, 1997. Share and per share data for all periods presented herein have been adjusted to give effect to the five-for-two split.






Note 7 - Recent Pronouncement
-----------------------------

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

                                         Six months ended June 30,    Quarter ended June 30,
                                        --------------------------  --------------------------
                                            1997          1996          1997          1996
                                        ------------  ------------  ------------  ------------
Pro forma earnings per share:
  Earnings per common share             $       .88   $       .75   $       .31   $       .40
                                        ============  ============  ============  ============
  Earnings per common share - assuming
    dilution                            $       .85   $       .73   $       .30   $       .39
                                        ============  ============  ============  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated interim financial statements. Except as specifically indicated, the forward-looking statements contained in this discussion do not take into consideration the impact of Compaq's agreement to merge with Tandem Computers Incorporated which is subject to the approval of Tandem shareholders as well as certain regulatory approvals. The merger is expected to be consummated in the third quarter of 1997.

Results of Operations

     The following table presents, as a percentage of sales, certain selected financial data for the three- and six-month periods ended June 30, 1997 and 1996.

                                                  Six months         Quarter
                                                ended June 30,    ended June 30,
                                               ----------------  ----------------
                                                 1997    1996     1997     1996
                                               -------  -------  -------  -------
                                                      (in millions, except
                                                        per share amounts)
Sales                                           100.0%   100.0%   100.0%   100.0%
Cost of sales                                    75.1     78.0     74.7     77.0
                                               -------  -------  -------  -------
Gross margin                                     24.9     22.0     25.3     23.0

Selling, general and administrative expenses     10.4     10.6     10.4     11.0
Research and development costs                    2.5      2.4      2.6      2.4
Purchased in-process technology (1)               2.1               4.1
Other income and expense, net                    (0.1)     0.3               0.1
                                               -------  -------  -------  -------
                                                 14.9     13.3     17.1     13.5
                                               -------  -------  -------  -------
Income before provision for income taxes         10.0%     8.7%     8.2%     9.5%
                                               =======  =======  =======  =======

_______________
(1) Represents a $208 million ($ .29 per share) non-recurring, non-tax deductible charge for purchased in-process technology in connection with the Microcom acquisition during the second quarter of 1997.

Sales

     Sales increased 25% and 20% in the second quarter and first half of 1997, respectively, over the comparable periods of 1996, primarily as a result of increased unit and option sales. Sales grew in the second quarter and second half of 1997 in all regions with North American sales increasing 30% and 21%, respectively, European sales increasing 21% and 18%, respectively, and other international sales increasing 19% and 20%, respectively, over the comparable periods in 1996. Second quarter and first half 1997 North American sales, including Canada, represented 53% and 52% of total sales compared with 51% in each of the comparable periods of 1996. European sales represented 32% and 34% of total sales in the second quarter and first half of 1997 compared to 33% and 34% in the comparable periods of 1996.


Gross Margin

     Gross margin as a percentage of sales increased to 25.3% in the second quarter of 1997, compared to 23.0% in the comparable period of 1996. Gross margin increased to 24.9% in the first half of 1997 from 22.0% in the comparable 1996 period. These increases resulted primarily from a higher portion of sales of enterprise products and options, production and logistics cost savings, and overall asset management improvements.


Operating Expenses

     Compaq's selling, general, and administrative expense declined as a percentage of sales in the second quarter of 1997 as compared with the same period of 1996 as a result of Compaq's ongoing efforts to manage operating expenses relative to sales growth and gross margin levels. Compaq anticipates that the remainder of 1997 selling, general, and administrative expense will increase in absolute dollars as it supports significant new product introductions, steps up its advertising and promotion programs, expands into new markets, and increases its investment in the area of service and support. Compaq strives to manage total operating expenses in line with sales growth and gross margin levels.

     Research and development costs increased to 2.6% in the second quarter of 1997 compared to 2.4% in the corresponding period of 1996. Compaq is committed to continuing a significant research and development program and research and development costs in absolute dollars are likely to remain at current levels or increase slightly for the remainder of the year.

     In addition, in the second quarter of 1997, Compaq incurred a non-recurring, non-tax deductible charge of $208 million for purchased in-process technology in connection with the purchase of Microcom, Inc.


Other Items

     Compaq had other income of $2 million in the second quarter of 1997, compared to other expense of $5 million in the second quarter of 1996. This difference was primarily due to a significant increase in interest and dividend income related to higher combined cash and short-term investment balances.

     The translation gains and losses relating to the financial statements of Compaq's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and were a net loss of $9 million in the second quarter of 1997, compared to a net loss of $1 million in the second quarter of 1996.


Provision for Income Taxes

     Compaq estimates its effective tax rate for 1997 will be 32% (excluding the $208 million non-deductible charge for purchased in-process technology), an increase from 30% in 1996. This increase is primarily due to an anticipated decline in the ratio of earnings derived from Singaporean manufacturing activities to total earnings.


Liquidity and Capital Resources

     Compaq's working capital increased to $5.6 billion at June 30, 1997, compared to $5.3 billion at December 31, 1996.

     Compaq's cash, cash equivalents, and short-term investments increased to $5.1 billion at June 30, 1997, from $4.0 billion at December 31, 1996, primarily due to positive cash flow from operating activities, including improved management of accounts receivable and accounts payable. Accounts receivable decreased to $2.2 billion at June 30, 1997, compared to $3.2 billion at December 31, 1996, reflecting Compaq's continued emphasis on receivables management. Inventory levels increased to $1.6 billion compared to $1.2 billion at December 31, 1996 primarily as a result of a strategic build up of inventory.

     In May 1997, Compaq utilized approximately $298 million in cash to complete a tender offer for its 1999 and 2004 Senior Notes payable. Also in May 1997, Compaq completed a tender offer for Microcom, Inc. for $278 million in cash. Cash used in the second quarter of 1997 for the purchase of property, plant, and equipment totaled $120 million. Compaq estimates that capital expenditures for land, buildings, and equipment during the remainder of 1997 will be approximately $281 million. Compaq has commitments for only a portion of such amounts and the actual level of spending will depend on a variety of factors, including general economic conditions and Compaq's business.

     Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds instead of repatriating funds in the form of dividends from Compaq's foreign subsidiaries. Compaq has a $1.5 billion syndicated credit facility (of which $500 million expires in October 1997 and $1 billion expires in October 2001) that remains unused at June 30, 1997. Compaq has established a commercial paper program, supported by the syndicated credit facility, which was unused at June 30, 1997. Compaq believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon Compaq's needs and market conditions.


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

     Competitive Environment. We expect the computer market to expand in 1997 in line with third party research organizations' forecasts of unit growth in the range of 17 to 20%. Competition remains fierce with a large number of competitors vying for market share. This competition creates an aggressive pricing environment which continues to put pressure on Compaq's gross margins. Although Compaq has programs and products focused on meeting market demand, gaining market share profitably and maintaining gross margins, Compaq's ability to achieve these goals is subject to the risks set forth in this discussion.

     Risks of Newly Acquired Businesses. Compaq plans to use strategic Acquisitions to assist in the growth of its business. During the second quarter 1997, Compaq completed the acquisition of Microcom, Inc. and announced the pending merger with Tandem Computers Incorporated. Compaq believes that both acquisitions will enhance the Company's operating results, but as with any significant acquisition, Compaq confronts significant challenges in retaining key employees and reconciling diverse corporate cultures, synchronizing product roadmaps and business processes, and integrating logistics, marketing, product development, and manufacturing operations to achieve greater efficiencies. Subject to certain regulatory approvals and approval by Tandem shareholders, Compaq will expand its enterprise computing through the merger with Tandem. At that time, Compaq will confront a number of risks associated with Tandem's business, including managing the transition from RISC-based enterprise computing to industry standard enterprise computing.

     Inventory. We anticipate that inventory turns, which were 10.4 at the end of the second quarter 1997, will continue to increase in 1997. These increases result from improved product cycle management and other efficiencies accompanying the reengineering of certain internal processes. If worldwide demand for PC products drops, demand for one or more of Compaq's products is lower than anticipated, difficulties arise in managing product transitions, or component pricing movements affect the value of raw material inventory, there could be an adverse impact on inventory, cash, and related profitability.

     Third Party Relationships. We work with third parties as suppliers, in arrangements to provide services in areas other than core competencies and ensure the service and support of our customers, and in strategic alliances to facilitate product offerings, product development, compatibility, and the adoption of industry standards. Although we try to achieve strong working relationships with parties who share our industry goals and have adequate resources to fulfill their responsibilities, these relationships lead to a number of risks. First, these companies may suffer financial or operational difficulties that affect their performance, which could lead to delays in product development and gaps in component supplies. Second, certain major companies from which we purchase components or services (such as Intel, Cisco, IBM, and Digital) may be competitors in other areas, which could affect pricing, new product development or future performance. Finally, difficulties in coordinating activities may lead to gaps in delivery and performance of our products.

     Rapid Technology Cycles. We believe the computer industry will continue to drive rapid technology cycles. In planning product transitions, we evaluate the speed at which customers are likely to switch to newer products. The contrast between prices of old and new products, which is related to component costs, is a critical variable in predicting customer decisions to move to the next generation of products. Because of the lead times associated with our volume production, should we be unable to gauge the rate of product transitions accurately, there could be an adverse impact on inventory levels, cash, and profitability.

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

     Systems Implementation. During 1997, Compaq continues to focus on making its business and information management processes more efficient in order to increase customer satisfaction, improve productivity, and lower costs. In the event of a delay in implementing improvements, there could be an adverse impact on inventory, cash and related profitability. In connection with these efforts, we are moving many of our systems from a legacy environment of proprietary systems to client-server architectures. Should the transition to new systems not occur in a smooth and orderly manner, we could experience disruptions in operations, which could have an adverse financial impact.

     Technology Standards and Key Licenses. Participants in the computer industry generally rely on the creation and implementation of technology standards to win the broadest market acceptance for their products. Compaq must successfully manage and participate in the development of standards while continuing to differentiate its products in a manner valued by customers. While industry participants generally accept, and may encourage, the use of their intellectual property by third parties under license, when intellectual property owned by competitors or suppliers becomes accepted as an industry standard, Compaq must obtain a license, purchase components utilizing such technology from the owners of such technology or their licensees, or otherwise acquire rights to use such technology, which could result in increased costs. Compaq has entered into license agreements with key industry participants, including Intel, Texas Instruments, and Microsoft. Compaq is currently negotiating with Microsoft and IBM for the successors to the current agreements. There can be no assurance that Compaq will be able to negotiate terms under such license agreements that offer it competitive market advantages.

     Production Forecasts. In managing production, we must forecast customer demand for our products. Should we underestimate the supplies needed to meet demand, we could be unable to meet customer demand. Should we overestimate the supplies needed to meet customer demand, cash and profitability could be adversely affected. Many of the components used in our products, particularly microprocessors and memory, experience steep price declines over their product lives. If we are unable to manage purchases and utilization of such components efficiently to maintain low inventory levels immediately prior to major price declines, we could be unable to take immediate advantage of such declines to lower product costs, which could adversely affect our sales and gross margins. In addition, should prices for components increase unexpectedly, Compaq's gross margin could be adversely affected. Recently, Compaq has established a variety of programs designed to increase its manufacturing and business process efficiencies. The success of these programs depends upon the implementation of more efficient component supply, manufacturing, and distribution strategies to increase overall efficiencies, which will lead to lower prices being offered to its end users.

     Credit Risks. Compaq's primary means of distribution remains third-party resellers. We continually monitor and manage the credit we extend to resellers and attempt to limit credit risks by broadening distribution channels, utilizing certain risk transfer arrangements and obtaining security interests. Our business could be adversely affected in the event that the financial condition of third-party computer resellers worsens. Upon the financial failure of a major reseller, we could experience disruptions in distribution as well as the loss of the unsecured portion of any outstanding accounts receivable. Geographic expansion, particularly the expansion of manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically and politically volatile areas such as China, Latin America, and Eastern Europe, subjects Compaq to a number of economic and other risks, such as currency devaluation, expropriation, and financial instability among resellers in these regions. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular China and Latin America, when compared to U.S. and European markets. Compaq continues to evaluate its business operations in these regions and attempts to take measures to limit risks in these areas.

     Currency and Hedging Risks. The value of the U.S. dollar affects Compaq's financial results. The functional currency for Compaq's international subsidiaries is the U.S. dollar. Accordingly, changes in exchange rates may positively or negatively affect Compaq's sales (as expressed in U.S. dollars), gross margins, and operating expenses. Compaq engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Through these programs, Compaq hedges its non-U.S. dollar net monetary assets using primarily forward exchange contracts. For certain markets, particularly Latin America, Compaq has determined that ongoing hedging of non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of local currencies. From time to time, Compaq purchases foreign currency option contracts as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated sales of Compaq's international marketing subsidiaries, principally in Europe and Japan. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of Compaq's hedging programs include accuracy of sales forecasts, volatility of the currency markets, and availability of hedging instruments. All currency contracts that are entered into by Compaq are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although Compaq maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which Compaq sells products or a weakening exchange rate against currencies in which Compaq incurs costs, particularly the Japanese yen, Compaq's sales or costs are adversely affected.

     Tax Rate. Compaq's tax rate is heavily dependent upon the proportion of earnings that are derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the U.S. If the earnings of this subsidiary as a percentage of Compaq's total earnings were to decline significantly from anticipated levels, or should Compaq's ability to reinvest these earnings be reduced, Compaq's effective tax rate would exceed the currently estimated 32% rate for 1997 (before the effect of non-deductible purchased in-process technology). In addition, should Compaq's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary require significant adjustment due to audits or regulatory changes, Compaq's overall effective tax rate could increase.

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

     At the annual meeting of stockholders of Compaq on April 24, 1997, the stockholders voted on the election of directors. The votes in this election were set forth in Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which results are incorporated herein by reference.


Item  6.    Exhibits and Reports on Form 8-K

(a)     Exhibit No.     Description

     11          Statement regarding computation of per share earnings

     27          EDGAR financial data schedule

(b) (i)     Report on  Form  8-K  dated  April 10, 1997,  containing  Compaq's news release dated April 10, 1997, relating to the execution of a merger agreement to acquire Microcom, Inc.

    (ii) Report on Form 8-K dated April 16, 1997, containing Compaq's news release dated April 16, 1997, with respect to its financial results for the period ended March 31, 1997.

    (iii) Report on Form 8-K dated May 14, 1997, containing Compaq's news release dated May 14, 1997, relating to its successful tender offer for Microcom, Inc.

    (iv)    Reports  on   Form  8-K  dated  June 22, 1997,   with  respect  to
Compaq's proposed merger with Tandem Computers Incorporated.

    (v) Report on Form 8-K dated July 1, 1997, containing Compaq's news release dated July 1, 1997, relating to its five-for-two stock split in the form of a stock dividend.

(vi) Report on Form 8-K dated July 10, 1997, containing Compaq's news release dated July 10, 1997, with respect to its financial results for the period ended June 30, 1997.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     July 23, 1997                    COMPAQ COMPUTER CORPORATION


                                          /s/    EARL L. MASON

                                      ---------------------------------------
                                      Earl L. Mason, Senior Vice President
                                      and Chief Financial Officer
                                      (as authorized officer and as principal
                                      financial officer)