Form 10-Q
period 1997-09-30
COMPAQ COMPUTER CORP
filed 1997-10-31
CIK 714154

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarterly Period Ended September 30, 1997



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

                            Yes  [ X ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of September 30, 1997, was 757.0 million.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           COMPAQ COMPUTER CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                      ASSETS
                                                                September 30,   December 31,
                                                                     1997           1996
                                                                -------------   ------------
                                                                       (in millions)
Current assets:
   Cash and cash equivalents                                    $      4,840    $     3,008
   Short-term investments                                              1,118          1,073
   Accounts receivable, net                                            2,888          3,718
   Inventories                                                         2,007          1,267
   Deferred income taxes                                                 869            836
   Other current assets                                                  184            187
                                                                -------------   ------------
        Total current assets                                          11,906         10,089
Property, plant and equipment, less accumulated depreciation           1,819          1,753
Other assets                                                             618            489
                                                                -------------   ------------
                                                                $     14,343    $    12,331
                                                                =============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $      3,026    $     2,098
   Income taxes payable                                                  382            322
   Other current liabilities                                           2,032          2,016
                                                                -------------   ------------
        Total current liabilities                                      5,440          4,436
                                                                -------------   ------------
Long-term debt                                                            76            375
                                                                -------------   ------------
Deferred income taxes                                                    259            230
                                                                -------------   ------------
Stockholders' equity:
    Preferred stock, $.01 par value
       (authorized: 10 million shares; issued: none)
    Common stock and capital in excess of $.01 par value
       (authorized: 1 billion shares; issued and outstanding:
       757.0 million shares at September 30, 1997 and
       746.1 million shares at December 31, 1996)                      1,875          1,779
    Retained earnings                                                  6,706          5,507
    Accumulated translation adjustments                                  (13)             4
                                                                -------------   ------------
       Total stockholders' equity                                      8,568          7,290
                                                                -------------   ------------
                                                                $     14,343    $    12,331
                                                                =============   ============

            See accompanying notes to consolidated financial data.


                             COMPAQ COMPUTER CORPORATION
                          CONSOLIDATED STATEMENT OF INCOME
                                     (Unaudited)


                                                   Nine months ended       Quarter ended
                                                     September 30,          September 30,
                                                  -------------------   ------------------
                                                    1997       1996       1997       1996
                                                  --------   --------   --------   --------
                                                   (in millions, except per share amounts)
Sales                                             $17,261    $14,044    $ 6,474    $ 4,947
Cost of sales                                      12,530     10,485      4,697      3,641
                                                  --------   --------   --------   --------
                                                    4,731      3,559      1,777      1,306
                                                  --------   --------   --------   --------

Selling, general and administrative expense         2,097      1,788        788        608
Research and development costs                        600        513        213        175
Purchased in-process technology                       208
Restructuring charge                                              52
Merger-related costs                                   44                    44
Other income and expense, net                         (23)         9         (4)         9
                                                  --------   --------   --------   --------
                                                    2,926      2,362      1,041        792
                                                  --------   --------   --------   --------
Income before provision for income taxes            1,805      1,197        736        514
Provision for income taxes                            617        366        219        149
                                                  --------   --------   --------   --------
Net income                                        $ 1,188    $   831    $   517    $   365
                                                  ========   ========   ========   ========




Earnings per common and common equivalent share:
          Primary                                 $  1.53    $  1.10    $  0.66   $  0.48
                                                  ========   ========   ========  ========
          Assuming full dilution                  $  1.50    $  1.09    $  0.65   $  0.48
                                                  ========   ========   ========  ========

Shares used in computing earnings per common
  and common equivalent share:
          Primary                                   778.1      754.7      789.3     758.5
                                                  ========   ========   ========  ========
          Assuming full dilution                    791.6      759.5      792.0     760.5
                                                  ========   ========   ========  ========




            See accompanying notes to consolidated financial data.

                                COMPAQ COMPUTER CORPORATION
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Unaudited)


                                                                      Nine months ended September 30,
                                                                     ---------------------------------
                                                                           1997             1996
                                                                     ---------------   ---------------
                                                                               (in millions)
Cash flows from operating activities:
     Cash received from customers                                    $       17,954    $       14,539
     Cash paid to suppliers and employees                                   (14,644)          (11,298)
     Interest and dividends received                                            189                69
     Interest paid                                                             (117)              (78)
     Income taxes paid                                                         (582)             (496)
                                                                     ---------------   ---------------
              Net cash provided by operating activities                       2,800             2,736
                                                                     ---------------   ---------------
Cash flows from investing activities:
     Purchases of property, plant, and equipment, net                          (462)             (385)
     Proceeds from sale of subsidiary                                            93
     Purchases of short-term investments                                     (2,083)
     Proceeds from short-term investments                                     2,038                35
     Acquisition of businesses, net of cash acquired                           (268)              (22)
     Other, net                                                                (106)              (87)
                                                                     ---------------   ---------------
              Net cash used in investing activities                            (788)             (459)
                                                                     ---------------   ---------------
Cash flows from financing activities:
     Issuance of long-term debt                                                  90                88
     Repayment of long-term debt                                               (389)              (63)
     Issuance of common stock pursuant to stock option plans                    124                82
     Other, net                                                                 (46)                5
                                                                     ---------------   ---------------
              Net cash provided by (used in) financing activities              (221)              112
                                                                     ---------------   ---------------
Effect of exchange rate changes on cash                                           1                23
                                                                     ---------------   ---------------
              Net increase in cash and cash equivalents                       1,792             2,412
Cash and cash equivalents at beginning of period                              3,048               853
                                                                     ---------------   ---------------
Cash and cash equivalents at end of period                           $        4,840    $        3,265
                                                                     ===============   ===============

Reconciliation of net income to net cash provided by
     Operating activities:
     Net income                                                      $        1,188    $          831
           Depreciation and amortization                                        386               350
           Gain on sale of subsidiary                                            (1)              (31)
           Provision for bad debts                                              (27)              108
           Purchased in-process technology                                      208
           Deferred income taxes                                                (17)              (31)
           Restructuring charge                                                                    52
           Exchange rate effect                                                  21                11
           Decrease in accounts receivable                                      706               225
           Decrease (increase) in inventories                                  (721)              634
           Decrease (increase) in other current assets                          (32)                7
           Increase in accounts payable                                         920               505
           Increase (decrease) in income taxes payable                           68               (94)
           Increase in other current liabilities                                101               169
                                                                     ---------------   ---------------
              Net cash provided by operating activities              $        2,800    $        2,736
                                                                     ===============   ===============

            See accompanying notes to consolidated financial data.


                          COMPAQ COMPUTER CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (continued)

                      Supplemental Cash Flow Information

                                                 Nine months ended
                                                 September 30, 1997
                                                 ------------------                                                    (in millions)
Acquisition (Note 4)
     Fair value of assets acquired               $             362
     Liabilities assumed                                       (74)
     Options assumed                                           (10)
                                                 ------------------
     Cash paid                                                 278
Less: cash acquired                                            (10)
                                                 ------------------
Net cash paid for acquisition                    $             268
                                                 ==================



            See accompanying notes to consolidated financial data.

                          COMPAQ COMPUTER CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL DATA

Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited financial data as of September 30, 1997 and December 31, 1996 and for the quarters and nine-month periods ended September 30, 1997 and 1996 have been prepared on substantially the same basis as Compaq's annual consolidated financial statements. In the opinion of Compaq, the data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates.

Note 2 - Inventories
--------------------

     Inventories consisted of the following components:

                                   September 30,   December 31,
                                       1997           1996
                                   -------------   ------------
                                           (in millions)

Raw materials and work-in-process  $         975   $        634
Finished goods                             1,032            633
                                   -------------   ------------
                                   $       2,007   $      1,267
                                   =============   ============







Note 3 - Other Income and Expense
---------------------------------

     Other income and expense consisted of the following:

                                              Nine months ended     Quarter ended
                                                September 30,        September 30
                                              ------------------   ------------------
                                                1997      1996       1997      1996
                                              --------  --------   --------  --------
                                                            (in millions)
Interest and dividend income                  $  (189)  $   (69)   $   (63)  $   (37)
Interest income associated with hedging            (4)                  (1)
Other interest expense                            118        71         46        27
Currency losses, net                               21        11          9         5
Other, net                                         31        (4)         5        14
                                             ---------  --------   --------  --------
                                             $    (23)  $     9    $    (4)  $     9
                                             =========  ========   ========  ========

Note 4 - Business Combinations
------------------------------

     On August 29, 1997, Compaq merged with Tandem Computers Incorporated ("Tandem") in a stock-for-stock transaction accounted for as a pooling of interests. Tandem provides its customers with reliable, scaleable, fault-tolerant enterprise computer systems and client/server solutions. In connection with the merger, Compaq issued approximately 62.8 million shares of Compaq common stock, based upon an exchange ratio of 0.525 shares of Compaq common stock for each share of Tandem common stock. Merger related costs of $44.3 million were incurred as a result of the transaction.

      The financial data included herein have been restated to reflect the merger with Tandem. There were no material transactions between Compaq and Tandem during the periods prior to the merger. In connection with the merger, Tandem's year-end was changed from September 30 to December 31. The consolidated financial data for the quarter and nine-month period ended September 30, 1996 includes the results of Tandem for the quarter and nine-month period ended June 30, 1996. As permitted by the Securities and Exchange Commission regulations, Tandem's quarter ended December 31, 1996 has been omitted from the 1997 consolidated statements of income and cash flows to effect the change in year-end. Tandem's sales and net income were $436 million and $12 million, respectively, for such quarter. Tandem also generated a $40 million increase in cash and cash equivalents during the quarter ended December 31, 1996.

     The following information presents certain income statement data of the separate companies for the periods preceding the acquisition:

                                Six months ended       Nine months ended
                                 June 30, 1997         September 30, 1996
                              --------------------    --------------------
                                             (in millions)
Sales:
     Compaq                   $             9,817     $            12,687
     Tandem                                   970                   1,357
                              --------------------    --------------------
                              $            10,787     $            14,044
                              ====================    ====================

Net Income:
     Compaq                   $               601     $               851
     Tandem                                    68                     (40)
     Adjustments                                                       20
                              --------------------    --------------------
                              $               669     $               831
                              ====================    ====================


     The consolidated financial results presented above for the nine months ended September 30, 1996 include adjustments to record deferred tax assets related to Tandem's federal net operating loss carryforwards and other book/tax differences not previously recognizable by Tandem.

     In May 1997, Compaq completed a tender offer for Microcom, Inc., a manufacturer of remote access technologies and solutions. The aggregate purchase price of $288 million consisted of $278 million in cash and the assumption of certain employee stock options. The transaction was accounted for as a purchase. Accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and liabilities were included in Compaq's financial statements from the date of acquisition. The aggregate purchase price has been allocated to the assets and liabilities acquired. The aggregate purchase price included $208 million, which represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount was expensed in Compaq's consolidated statement of income during the second quarter of 1997. In addition, the aggregate purchase price included approximately $58 million representing purchased technology and other identifiable intangibles. Pro forma statements of operations reflecting the acquisition of Microcom are not shown as they would not differ materially from reported results.


Note 5 - Tender Offer for Notes
-------------------------------

     In May 1997, Compaq completed a cash tender offer for all of its outstanding $150 million 6 1/2% Senior Notes Due March 15, 1999 and $150 million 7 1/4% Senior Notes Due March 15, 2004. Ninety-eight percent or $148 million of the 1999 Notes were tendered and ninety-seven percent or $145 million of the 2004 Notes were tendered. Compaq paid an aggregate of $298 million (excluding accrued interest) for the notes tendered. The untendered balance of the notes is included in other current liabilities.


Note 6 - Stock Split
-------------------

     On July 28, 1997, Compaq effected a five-for-two stock split in the form of a stock dividend. Shareholders of record as of July 14, 1997 received three additional shares of Compaq common stock for every two shares they owned on that date. Share and per share data for all periods presented herein have been adjusted to give effect to the five-for-two split.


Note 7 - Credit Facilities
--------------------------

     On September 22, 1997, Compaq entered into a five-year $3 billion unsecured revolving credit facility and a one-year $1 billion unsecured revolving credit facility. In conjunction with the closing of the new facilities, Compaq retired its two existing secured revolving credit facilities totaling $1.5 billion. Compaq currently has no borrowings outstanding under either of the new facilities.


Note 8 -Subsequent Events
-------------------------

     On October 16, 1997, Compaq announced that the Board of Directors approved a two-for-one stock split in the form of a stock dividend, subject to shareholder approval of an increase in authorized shares of Compaq common stock. Shareholders of record as of December 31, 1997 will receive one additional share of common stock for every share they own on that date, effective on January 20, 1998.

     On October 16, 1997, Compaq announced that the Board of Directors approved a cash dividend of $.03 per share ($.015 per share post split) of Compaq common stock. Shareholders of record as of December 31, 1997 will receive the cash dividend. Compaq anticipates that the cash dividend will be paid on a quarterly basis. Compaq also announced the establishment of a dividend reinvestment plan and a direct purchase plan.


Note 9 - Recent Pronouncements
------------------------------

     In 1997, Financial Accounting Standards No. 128 ("FAS 128") Earnings Per Share was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, Compaq will be required to change the method currently used to compute earnings per share and to restate all prior periods. The following table presents pro forma earnings per share amounts computed using FAS 128.

                                                 Nine months ended      Quarter ended
                                                   September 30,        September 30,
                                                 -----------------    -----------------
                                                  1997       1996       1997      1996
                                                 -------   -------    -------   -------
Pro forma earnings per share:
  Earnings per common share                      $  1.58   $  1.13    $   .68   $   .50
                                                 =======   =======    =======   =======
  Earnings per common share - assuming dilution  $  1.53   $  1.10    $   .65   $   .48
                                                 =======   =======    =======   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated interim financial statements.

Results of Operations
---------------------

     The following table presents, as a percentage of sales, certain selected financial data for the quarters and nine-month periods ended September 30, 1997 and 1996.

                                               Nine months ended      Quarter ended
                                                  September 30,       September 30,
                                               -----------------    -----------------
                                                1997       1996      1997       1996
                                               -------   -------    -------   -------
                                                            (in millions)
Sales                                           100.0%    100.0%     100.0%    100.0%
Cost of sales                                    72.6      74.7       72.6      73.6
                                               -------   -------    -------   -------
Gross margin                                     27.4      25.3       27.4      26.4

Selling, general and administrative expenses     12.1      12.7       12.2      12.3
Research and development costs                    3.5       3.7        3.3       3.5
Purchased in-process technology (1)               1.2
Restructuring charge (2)                                     .3
Merger-related costs (3)                           .3                   .7
Other income and expense, net                     (.1)       .1        (.1)       .2
                                               -------   -------    -------   -------
                                                 17.0      16.8       16.1      16.0
                                               -------   -------    -------   -------
Income before provision for income taxes         10.4%      8.5%      11.3%     10.4%
                                               =======   =======    =======   =======

________________
(1) Represents a $208 million non-recurring, non-tax deductible charge for purchased in-process technology in connection with the Microcom acquisition during the second quarter of 1997.
(2) Represents a $52 million charge related to restructuring actions taken by Tandem during the second quarter of 1996.
(3) Represents a $44 million non-recurring, non-tax deductible charge related to costs associated with the Tandem merger.


Sales

     Sales increased 30.9% and 22.9% in the third quarter and first nine months of 1997, respectively, over the comparable periods of 1996, primarily as a result of increased unit and option sales. Sales grew in the third quarter and the first nine months of 1997 in all regions with North American sales increasing 32.0% and 24.9%, respectively, European sales increasing 28.5% and 20.4%, respectively, and other international sales increasing 31.3% and 21.2%, respectively, over the comparable periods in 1996. North American sales, including Canada, represented 58.3% and 54.0% of total sales in the third quarter and first nine months of 1997 compared with 57.8% and 53.2% in each of the comparable periods of 1996. European sales represented 28.2% and 31.3% of total sales in the third quarter and first nine months of 1997 compared to 28.7% and 32.0% in the comparable periods of 1996.


Gross Margin

     Gross margin as a percentage of sales increased to 27.4% in the third quarter of 1997, compared to 26.4% in the comparable period of 1996. Gross margin increased to 27.4% in the first nine months of 1997 from 25.3% in the comparable 1996 period. These increases resulted primarily from a higher portion of sales of enterprise products (including Tandem) and options, production and logistics cost savings, and overall asset management improvements.


Operating Expenses

     Compaq's selling, general, and administrative expense remained relatively flat at 12.2% of sales in the third quarter of 1997 as compared with the same period of 1996. Compaq anticipates that for the remainder of 1997 selling, general, and administrative expense will increase in absolute dollars as it supports significant new product introductions, steps up its advertising and promotion programs, and increases its investment in the area of service and support. Compaq expects to manage total operating expenses in line with sales growth and gross margin levels.

     Research and development costs increased in absolute dollars but decreased to 3.3% of sales in the third quarter of 1997 compared to 3.5% in the corresponding period of 1996. Compaq is committed to continuing a significant research and development program and these costs in absolute dollars are likely to remain at current levels or increase slightly for the remainder of the year.


Other Items

     Compaq had other income of $4 million in the third quarter of 1997, compared to other expense of $9 million in the third quarter of 1996. This difference was primarily due to an increase in interest and dividend income related to higher combined cash and short-term investment balances, partially offset by increased interest expense.

     The translation gains and losses relating to the financial statements of certain of Compaq's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and were a net loss of $9 million in the third quarter of 1997, compared to a net loss of $5 million in the third quarter of 1996.


Liquidity and Capital Resources

     Compaq's working capital increased to $6.5 billion at September 30, 1997, compared to $5.7 billion at December 31, 1996.

     Compaq's cash, cash equivalents, and short-term investments increased to $6.0 billion at September 30, 1997, from $4.1 billion at December 31, 1996, primarily due to positive cash flow from operating activities, including improved management of accounts receivable and accounts payable. Accounts receivable decreased to $2.9 billion at September 30, 1997, compared to $3.7 billion at December 31, 1996, due to improved asset management and the sale of $735 million of accounts receivable in the third quarter of 1997. Inventory levels increased to $2.0 billion compared to $1.3 billion at December 31, 1996, primarily due to increased unit volumes.

     Cash used in the third quarter of 1997 for the purchase of property, plant, and equipment totaled $183 million. Compaq estimates that capital expenditures for land, buildings, and equipment during the remainder of 1997 will be $230 million.

     Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds instead of repatriating funds in the form of dividends from Compaq's foreign subsidiaries. Compaq has a new $4 billion syndicated credit facility (of which $1 billion expires in September 1998 and $3 billion expires in September 2002) that was unused at September 30, 1997. Compaq has established a commercial paper program, supported by the syndicated credit facility, which was unused at September 30, 1997. Compaq believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon Compaq's needs and market conditions.

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

     Competitive Environment. We expect the personal computer market to continue to expand in 1997 in line with third party research organizations' forecasts of unit growth in the range of 17 to 20%. We expect the enterprise market to expand in line with the development of internet and intranet enterprise applications, the corporate MIS migration from legacy systems to client/server systems and the transition from RISC to NT applications. Competition remains fierce with a large number of competitors vying for market share. This competition creates an aggressive pricing environment, which continues to put pressure on Compaq's gross margins. Although Compaq has programs and products focused on meeting market demand, gaining market share profitably and maintaining gross margins, Compaq's ability to achieve these goals is subject to the risks set forth in this discussion.

     Risks of Newly Acquired Businesses. Compaq plans to use strategic acquisitions and mergers to assist in the growth of its business. During the third quarter 1997, Compaq completed its merger with Tandem. Tandem's core competencies have historically centered around providing reliable, scaleable hardware and software solutions for business critical applications, such as online transaction processing. With the advent of the internet and expanding corporate intranets, Compaq believes that computer applications will emerge that will result in media-rich high volume transactions, causing online transaction processing to be expanded to include internet transaction processing. As a result of the Tandem merger, Compaq is engaged in direct sales of computer systems with software developed to meet customers specific needs. The longer term nature of fulfilling such contracts may expose Compaq to new risks associated with customized specifications. Compaq believes that through its Tandem and enterprise products, it is well positioned to provide computing solutions to meet this demand as well as other needs for enterprise computing. Compaq believes that the Tandem merger will enhance its operating results, but as with any significant acquisition or merger, Compaq confronts significant challenges in retaining key employees and reconciling diverse corporate cultures, synchronizing product roadmaps and business processes, and integrating logistics, marketing, product development, and manufacturing operations to achieve greater efficiencies.

     Inventory. In the event of a drop in worldwide demand for computer products, demand for one or more of Compaq's products is lower than anticipated, difficulties arise in managing product transitions, or component pricing movements affect the value of raw material inventory, there could be an adverse impact on inventory levels, cash, and related profitability.

     Third Party Relationships. We work with third parties as suppliers, in arrangements to provide services in areas other than core competencies and ensure the service and support of our customers, and in strategic alliances to facilitate product offerings, product development, compatibility, and the adoption of industry standards. Although we try to achieve strong working relationships with parties who share our industry goals and have adequate resources to fulfill their responsibilities, these relationships lead to a number of risks. First, these companies may suffer financial or operational difficulties that affect their performance at the speed and volumes required by Compaq's business, which could lead to delays in product development and gaps in component supplies. Second, major companies from which we purchase components or services (such as Intel, Cisco, IBM, and Digital) may be competitors in other areas, which could affect pricing, new product development or future performance. Finally, difficulties in coordinating activities may lead to gaps in delivery and performance of our products.

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

     Systems Implementation. Compaq continues to focus on making its business and information management processes more efficient in order to increase customer satisfaction, improve productivity, and lower costs. In the event of a delay in implementing improvements, there could be an adverse impact on inventory levels, cash and related profitability. In connection with these efforts, we are moving many of our systems from a legacy environment of proprietary systems to client-server architectures as well as integrating systems from newly acquired businesses. Should the transition to new systems not occur in a smooth and orderly manner, we could experience disruptions in operations, which could have an adverse financial impact.

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

     Production Forecasts. In managing production, we must forecast customer demand for our products. Should we underestimate the supplies needed to meet demand, we could be unable to meet customer demand. Should we overestimate the supplies needed to meet customer demand, cash and profitability could be adversely affected. Many of the components used in our products, particularly microprocessors and memory, experience steep price declines over their product lives. If we are unable to manage purchases and utilization of such components efficiently to maintain low inventory levels immediately prior to major price declines, we could be unable to take immediate advantage of such declines to lower product costs, which could adversely affect our sales and gross margins. In addition, should prices for components increase unexpectedly, Compaq's gross margin could be adversely affected. Recently, Compaq has established a variety of programs designed to increase its manufacturing, distribution, and business process efficiencies. The success of these programs depends upon the implementation of more efficient component supply, manufacturing, and distribution strategies to increase overall efficiencies, which will lead to lower prices being offered to its end users.

     Credit Risks. Compaq's primary means of distribution remains third-party resellers. We continually monitor and manage the credit we extend to resellers and attempt to limit credit risks by broadening distribution channels, utilizing certain risk transfer arrangements and obtaining security interests. Our business could be adversely affected in the event that the financial condition of third-party computer resellers erodes. Upon the financial failure of a major reseller, we could experience disruptions in distribution as well as the loss of the unsecured portion of any outstanding accounts receivable. Geographic expansion, particularly the expansion of manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas such as Asia and Latin America, subjects Compaq to a number of economic and other risks, such as financial instability among resellers in these regions and currency devaluation. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular China and Latin America, when compared to U.S. and European markets. Compaq continues to evaluate its business operations in these regions and attempts to take measures to limit risks in these areas.

     Currency and Hedging Risks. The value of the U.S. dollar affects Compaq's financial results. Changes in exchange rates may positively or negatively affect Compaq's sales (as expressed in U.S. dollars), gross margins, operating expenses, and retained earnings. Compaq engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Through these programs, Compaq hedges those assets and liabilities that, when remeasured according to generally accepted accounting principles, impact the income statement using primarily forward exchange contracts. For certain markets, particularly Latin America, Compaq has determined that ongoing hedging of non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of local currencies. From time to time, Compaq purchases foreign currency option contracts as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated sales of Compaq's international marketing subsidiaries, principally in Europe and Japan. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of Compaq's hedging programs include accuracy of sales forecasts, volatility of the currency markets, and availability of hedging instruments. All currency contracts that are entered into by Compaq are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although Compaq maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which Compaq sells products or a weakening exchange rate against currencies in which Compaq incurs costs, particularly the Japanese yen, Compaq's sales or costs are adversely affected.

     Tax Rate. Compaq currently estimates a 30% effective tax rate for 1997, before the effect of non-deductible purchased in-process technology and merger related costs. Compaq's tax rate is heavily dependent upon the proportion of earnings that are derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the U.S. If the earnings of this subsidiary as a percentage of Compaq's total earnings were to decline significantly from anticipated levels, or should Compaq's ability to reinvest these earnings be reduced, Compaq's effective tax rate would exceed the current estimate. In addition, should Compaq's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary require significant adjustment due to audits or regulatory changes, Compaq's overall effective tax rate could increase.

     Because of the foregoing factors, as well as other variables affecting Compaq's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits  and  Reports  on  Form  8-K

(a)    Exhibit No.  Description

       3.2          Bylaws of Compaq Computer Corporation

       11           Statement regarding computation of per share earnings

       27           EDGAR financial data schedule

(b)    (i)    Report on Form 8-K dated July 1, 1997, containing Compaq's news release dated July 1, 1997, relating to a five-for-two stock split.

       (ii) Report on Form 8-K dated July 10, 1997, containing Compaq's news release dated July 10, 1997, with respect to its earnings release for the second quarter of 1997.

(iii) Report on Form 8-K dated August 29, 1997, containing Compaq's news release dated August 29, 1997, with respect to Compaq's merger with Tandem Computers Incorporated.

(iv) Report on Form 8-K dated October 16, 1997, containing Compaq's news release dated October 16, 1997, with respect to its earnings release for the third quarter of 1997, a proposed two-for-one stock split, and the implementation of a cash dividend.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


October 31, 1997                             COMPAQ COMPUTER CORPORATION



                                                  /s/ Earl L. Mason
                                                _____________________________
                                                Earl L. Mason
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (as authorized officer and
                                                as principal financial officer)