Form 10-K
period 1997-12-31
COMPAQ COMPUTER CORP
filed 1998-02-19
CIK 714154

------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE FISCAL YEAR ENDED DECEMBER 31, 1997     COMMISSION FILE NUMBER 1-9026

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

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)  OF  THE  ACT:

                                           NAME  OF  EACH  EXCHANGE  ON
      TITLE  OF  EACH  CLASS                    WHICH  REGISTERED
      ----------------------                    -----------------
   Common Stock, $.01 par value             New  York  Stock  Exchange
         Debt Securities                               None

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(G)  OF  THE  ACT:    None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    Yes [X]   No [ ].

     Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment  to  this  Form  10-K.        [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 30, 1998 (assuming all officers and directors are affiliates and based on the last sale price on the New York Stock Exchange as of such date) was approximately $45 billion.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of January 30, 1998, was approximately 1.5 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part II and Part III of this Annual Report on Form 10-K certain of the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held April 23, 1998, which will be filed by the registrant within 120 days after December 31, 1997.
               ------------------------------------------------

PART  I

ITEM  1.    BUSINESS

GENERAL

     Founded in 1982, Compaq Computer Corporation is a worldwide information technology company and is the largest global supplier of personal computers. Compaq develops and markets hardware, software, solutions and services, including industry-leading enterprise computing solutions, fault-tolerant business-critical solutions, networking and communication products, commercial desktop and portable products and consumer PCs. Compaq products are sold and supported in more than 100 countries through a network of authorized Compaq marketing partners. Compaq markets its products primarily to business, home, government, and education customers. References to the "Company" mean Compaq Computer Corporation and its subsidiaries.

     Compaq  reinforced  its  position  as  the  largest  supplier of personal computers in the world in 1997. It increased its market share of the expanding worldwide PC market from approximately 10% to approximately 12% by focusing its business activities on expanding sales to new customers while augmenting sales to its existing customer base. In April 1997, Compaq shipped its 30 millionth PC. Business customers account for the largest portion of Compaq's sales. Business customers are attracted to Compaq's products for a variety of reasons, including Compaq's reputation for reliability, price, product performance and technological excellence, the availability of a wide variety of application software products, ease of use and connectivity solutions.

     In 1997, Compaq maintained its world leadership position in servers with an approximate 30% worldwide market share. Over the last few years, Compaq has expanded its servers to new levels of high-range class functionality, availability, fault tolerance and manageability for both mainstream and mission-critical applications.

     In addition, as presented more fully below, Compaq became the number one Windows NT-based workstation vendor in 1997, less than one year after introducing its first product. Also in 1997, and for the third consecutive year, Compaq maintained and increased its number one worldwide market share position in the shipment of branded computer monitors.

     In the future, Compaq will continue to integrate hardware and software to furnish the building blocks of personal and corporate computing while participating in software and communications markets either directly or through business alliances. Through this strategy, Compaq expects to become a leading provider of enterprise-wide solutions for business as well as information appliances for the home by offering the products and services that customers need to easily access and manage information. Compaq believes its key to success is leveraging Compaq's marketing skills, engineering talent, purchasing power, manufacturing capabilities, distribution strengths and brand name to bring to market high-quality, cost-competitive products in different price ranges with features that appeal to a wide variety of customers.

PENDING    AND  RECENT  ACQUISITIONS

     On January 26, 1998, Compaq announced the execution of an agreement to acquire Digital Equipment Corporation ("Digital"). Under the terms of the transaction, shareholders of Digital will receive $30 in cash and 0.945 shares of Compaq common stock for each share of Digital common stock. Compaq will issue approximately 150 million shares of Compaq common stock and $4.8 billion in cash. This transaction will be accounted for as a purchase. It is subject to the approval of Digital's shareholders as well as clearance under antitrust laws and other customary closing conditions, and is expected to be completed in the second quarter of 1998.

     In August 1997, Compaq merged with Tandem Computers Incorporated ("Tandem") in a stock-for-stock transaction accounted for as a pooling of
interests.    Tandem  provides  its  customers  with  reliable,  scaleable, fault-tolerant enterprise computer systems and client/server solutions. In connection with the merger, Compaq issued approximately 126 million shares of Compaq common stock, based upon an exchange ratio of 1.05 shares of Compaq common stock for each share of Tandem common stock.

In May 1997, Compaq completed a cash tender offer for Microcom, Inc. ("Microcom"), a manufacturer of remote access technologies and solutions, for $288 million.

COMPAQ  PRODUCTS

     Compaq's products are available with a broad variety of functions and features designed to accommodate a wide range of user needs. Compaq operates through five customer-focused, global product groups: PC Products, Enterprise Computing, Consumer Products, Communication Products and Tandem Computers, as well as a worldwide sales, marketing, service and support organization. This structure allows Compaq to focus on sales, marketing, brand management and service and support on a global level.

     PC  Products  Group.    The PC Products Group accounted for 47% of Compaq
sales  in  1997.   The Compaq Deskpro was again the world's most popular PC in
1997,  while  Compaq  monitors  were  the  number  one  leader  worldwide.

     Compaq also introduced a new broad range of portable computers, including the Armada 1500 family, a fully-integrated value line, and the Armada 7700 family, with one of the highest performance and most advanced technologies available.

     Demonstrating our ongoing commitment to innovation, Compaq delivered products in 1997 that used the latest technologies, like the Deskpro 4000N, one of the first Net PCs on the market, and the Deskpro 4000S, with a new smaller desktop form factor. Taking a lead in the industry, Compaq introduced several new technologies, such as Intel's Pentium and Pentium II with MMX technology, new graphics capabilities, enhanced Intelligent Manageability, a flat panel monitor and a suite of products and services tailored for the small and medium business market. As we look to 1998, Compaq plans to continue its leadership role with products that address new technologies, high performance, competitive price points, and new markets.

     Enterprise Computing Group. The Enterprise Computing Group had sales of server products, professional workstations and enterprise storage and options that accounted for 36% of Compaq's sales in 1997 (including Tandem's sales). Compaq's servers range from the aggressively priced ProSignia 200 to the high-availability ProLiant 7000 with PCI Hot Plug technology, capable of powering the most demanding business-critical environments. As evidenced by our approximately 30% server market share, Compaq's powerful server platforms deliver industry-leading price performance coupled with partner-based software solutions to give customers tightly integrated, reliable solutions that reduce cost, deployment time and risk. Compaq currently is the leading provider of key NT solutions. In 1997, Compaq became the second largest vendor of multi-user storage systems and expanded its product offering of enterprise class storage, backup and options to over 600 models. In addition, the workstation business, which was launched less than 18 months ago, grew rapidly by broadening its product line, forging additional partnerships with application vendors and entering new vertical markets to achieve the number one share position in the third quarter of 1997 in the Windows NT workstation market.

     In 1998, the Enterprise Computing Group plans to further strengthen its leadership in the mainstream server, options, and workstation markets and aggressively expand platform offerings and presence in the distributed enterprise market. The new E2000 Platform Architecture will enable powerful, flexible, and cost-effective solutions to meet today's enterprise needs by utilizing standards-based components like high availability ProLiant servers, fibre channel-based storage, and scalable ServerNet Systems Area Networks
(SAN)  interconnects.

     To provide enterprise customers more complete solutions to their business problems and to take advantage of the significant growth in shrink-wrapped enterprise applications, we are broadening our partnerships and developing better tools and methodologies for delivering value-added solutions and services to our customers and solutions partners. The integration of Tandem will further strengthen our solution offerings for the retail, telecommunication and finance segments, as well as broaden Compaq's Decision Support Services (DSS) and E-commerce solutions. We will build on our leadership position in storage by offering our customers new Fibre Channel, DLT library and Enterprise storage solutions that will allow them to build highly available, scalable storage networks. In workstations, we expect to expand our segment solutions as well as introduce new products offering the latest graphic and high-performance computing technologies.

     Consumer Products Group. In 1997, the Consumer Products Group, which markets computers and related options aimed at the consumer and home office market, accounted for 16% of Compaq's sales. In 1997, Compaq introduced its spring lineup of home multimedia PCs that included the Presario 2000 series, the first series of products in the market to combine leading-edge technology at prices below $1000. In June, Compaq expanded its consumer line in many significant ways, incorporating the latest processor technologies with new low-cost form factors, easy internet access capabilities, DVD-ROM capabilities, and a creativity imaging center that supports video and digital image capture, editing and communications. Compaq also expanded its line of home notebook PCs with the latest processor and screen technologies enhanced with multimedia applications and consumer-oriented CD playback features, marketed as DisqPlay. The combination of innovative portables and low cost high technology desktop products resulted in Compaq's number one worldwide consumer market share position in the third quarter of 1997.

     Tandem Computers. Compaq's merger with California-based Tandem Computers in August 1997 extended the reach of its enterprise products and solutions into the mission-critical computing space. Well-known for the reliability and scalability of its systems, Tandem provides valuable expertise in advanced clustering technology, service, and support to Compaq. During 1997, Tandem released its ServerNet technology-based NonStop Himalaya S-series range of systems, demonstrated the enterprise-class capability of clustered Windows NT servers with a 2-terabyte decision support system running NonStop Software, and continued to enhance its telecommunications-focused UNIX system products and leading wireless applications.

     In 1998, Tandem will focus on delivering targeted solutions for key vertical markets, as well as high-end horizontal solutions in decision support and electronic commerce, in accordance with the joint strategy developed with the Enterprise Computing Group.

     Communication Products Group. Compaq has a broad line of local area network (LAN) and remote access products. The LAN product line consists of network interface cards, hubs and switches to provide a range of scaleable, network solutions for small-to-medium businesses and work groups/departments in large corporations. During 1997, Compaq introduced multiple new LAN products including enhanced 10/100 Ethernet and Token Ring network interface cards; an industry first-of-its kind, port-level, auto-sensing, dual-speed, stackable 10/100 Ethernet hub; and, three cost effective 10 and 10/100 Ethernet switches.

     Remote access products include modems, an ISDN router, modem pools and remote access concentrators. Recently introduced remote access products include new K56flex protocol modems and a small-office-home-office, ISDN router with an integrated 8 port Ethernet hub ("network in a box"). Modem pools and remote access concentrators were added to the portfolio through Compaq's 1997 acquisition of Microcom. Compaq's remote access solutions scale from small businesses to large enterprises and telecom service providers.

PRODUCT  DEVELOPMENT

     Compaq is actively engaged in the design and development of additional products and enhancements to its existing products. During 1997, 1996 and 1995, Compaq expended $817 million, $695 million and $552 million, respectively, on research and development. In addition, Compaq spent $208 million and $241 million on in-process research and development in connection with acquisitions in 1997 and 1995, respectively. Since personal computer technology develops rapidly, Compaq's continued success is dependent on the timely introduction of new products with the right price and features. Its engineering effort focuses on new and emerging technologies as well as design features that will increase manufacturing efficiency and lower production costs. In 1997, Compaq focused significant attention on technological developments for enterprise computing, high-availability and failover solutions, storage technology, enterprise systems management, integration and configuration optimization, internet and intranet technologies, as well as networking and communications products. In the portable area, Compaq focused on developing leading solutions for high performance desktop replacement users, including integrated high performance notebooks.

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

     Compaq is in the process of developing the capacity to build products to order ("BTO") and configure products to order ("CTO"). This approach entails manufacturing products upon receipt of a sales order, as opposed to building to stock or sales forecast. BTO capabilities are employed to maximize manufacturing efficiencies by producing high volumes of basic product configurations. CTO permits configuration of units to the particular hardware and software customization requirements of certain customers. Both BTO and CTO are designed to generate cost efficiencies relating to just-in-time manufacturing, inventory management and distribution practices.

     Compaq believes that there is a sufficient number of competent vendors for most components and subassemblies. A significant number of components, however, is purchased from single sources due to technology, availability, price, quality or other considerations. Order lead times and cancellation requirements vary by supplier and component. Key components and processes currently obtained from single sources include certain of Compaq's displays, operating systems, microprocessors, application-specific integrated circuits and other custom chips and certain processes relating to construction of the housing for Compaq's computers. In addition, new products introduced by Compaq often initially utilize custom components obtained from only one source until Compaq has evaluated whether there is a need for additional suppliers.

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

MARKETING  AND  DISTRIBUTION

     Compaq distributes its products principally through third-party computer resellers. Compaq's products are sold to large and medium-sized business and government customers primarily through dealers, value-added resellers and systems integrators and to small business and home customers principally through dealers and consumer channels. In response to changing industry practices and customer preferences, Compaq is continuing its expansion of distribution establishments. Compaq also sells products directly through its sales force and directly to small business and home customers through Compaq's Internet web page at www.compaq.com and its mail order business that feature a
                     --------------
variety  of  personal  computers,  printers  and  software  products.

     In 1997, North American sales constituted 55% of Compaq's total sales and Europe, Middle East and Africa sales constituted 32%. Compaq's North America Division markets its products in the United States and Canada, while Compaq's Europe, Middle East and Africa Division, based in Munich, Germany, focuses on opportunities in Europe as well as in parts of Africa and the Middle East. The sales of Compaq's Asia/Pacific, Japan, Greater China and Latin America Divisions, which focus on opportunities in these high growth areas, constitute the remaining 13% of Compaq's total sales. Compaq's products are now sold by dealers in more than 100 countries. For further geographic information for 1997, 1996 and 1995, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 of the Notes to Consolidated Financial Statements.

     In 1997, Compaq created a leasing company, Compaq Capital Corporation, to provide financing to facilitate and enhance the sale of Compaq products and services on a worldwide basis. Compaq Capital has been staffed with experienced leasing/financing specialists who are moving rapidly to create a worldwide leasing/financing network through de novo operations and joint venture relationships with other lessors. On July 10, 1997, Compaq Capital commenced leasing operations in North America and on October 1, 1997, Compaq Capital implemented leasing operations in Europe. Additional Compaq Capital leasing operations are scheduled to be rolled out to the Asia/Pacific and Latin America regions in 1998. It is anticipated that Compaq Capital's dedicated leasing/financing operations will provide additional capabilities to help meet customer needs on a global basis.

SERVICE  AND  SUPPORT

     Compaq provides support and warranty repair to its customers principally through full-service computer dealers and independent third-party service companies. Compaq offers its customers CompaqCare, which includes a number of customer service and support programs, most notably one- to three-year limited warranties on PC products and in the U.S., round-the-clock telephone technical support for Compaq hardware products.

PATENTS,  TRADEMARKS,  AND  LICENSES

     Compaq and its subsidiaries held 910 patents, had 139 patents allowed and awaiting issuance and had 1090 patent applications pending with the United States Patent and Trademark Office at the close of 1997, as well as related international patents and patent applications. In addition, Compaq has registered certain trademarks in the United States and in a number of foreign countries. While Compaq believes that patent and trademark protection plays an important part in its business, Compaq relies primarily upon the technological expertise, innovative talent and marketing abilities of its employees.

     Compaq has from time to time entered into cross-licensing agreements with other companies holding patents to technology used in Compaq's products as well as with companies using patents to technology held by Compaq. Compaq holds a license from IBM for all patents issuing on applications filed prior to July 1, 1993, and has entered into a patent cross-license agreement with Texas Instruments, Inc., for all patents issuing on applications filed prior to December 31, 2005. In January 1996, Compaq and Intel Corporation entered into a ten-year patent cross-license agreement.

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

CUSTOMERS

     One customer accounted for 11% of sales for 1997. During this period, no other customer of Compaq accounted for 10% or more of sales. In 1997, Compaq's five largest resellers represented approximately 25% of Compaq's 1997 sales.

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

YEAR  2000  TRANSITION

     The media has given much attention to the Year 2000 transition, focusing primarily on the ability of older, proprietary mainframe and minicomputer systems and their software to handle the transition. New, open systems like those sold and used by Compaq also face associated issues. In 1997, Compaq established a task force to address its PC product and customer concerns, and a separate task force to address Compaq's internal information systems and those of its suppliers. A third task force addresses all such issues for Tandem products.

     Compaq announced a Year 2000 product readiness program for its PC system products on October 7, 1997. Compaq systems covered by the program sold on or after that date pass the NSTL YMARK2000 test for Year 2000 hardware readiness. NSTL, a division of the McGraw Hill Companies, uses a strict definition of Year 2000 readiness for x86-based PCs. The hardware clock must be compatible to the Motorola MC146818 real-time clock (RTC) and the BIOS must report the occurrence of the Year 2000 in real time and recognize leap years, when appropriate, for the Years 2000 through 2009 inclusive. Compaq implemented firmware changes to enable its new systems to pass the test. Systems sold by Compaq prior to October 7, 1997 may require firmware updates to pass the test. Older systems sold by Compaq may not have upgradeable firmware and thus may not be able to pass the test. Compaq continues to evaluate testing techniques for its software and options. Additional information is available on Compaq's Web site at www.compaq.com/year2000.
               -----------------------

A second Year 2000 product readiness program covers Tandem products. Compaq defines Year 2000 compliance for Tandem products as "the capability of a product, when used in accordance with its associated documentation, to correctly receive, process, and provide date data within and between the 20th and 21st centuries, provided that all other products (for example, hardware, software, and firmware) used with the product properly exchange accurate date data with the product." New Tandem products meet this definition. Older systems sold by Tandem may not be capable of meeting this definition. Testing of new and older systems is ongoing. Additional information is available on Tandem's Web site at www.tandem.com.
                         --------------

     For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - Year 2000 Compliance."

EMPLOYEES

     At December 31, 1997, Compaq had approximately 32,565 full-time regular employees and 8,878 temporary and contract workers engaged in manufacturing operations, engineering, research and development, marketing, sales, service and administrative activities. Compaq believes that its ability to attract and retain skilled personnel appropriately is critical to its success. Accordingly, Compaq has developed competitive human resources policies consistent with its business plan.

ITEM  2.    PROPERTIES

     Compaq's principal administrative facilities and a manufacturing facility are located in Houston, Texas, on the 1,000-acre Compaq Center in Houston. Tandem's administrative facilities are located in Cupertino, California and a principal manufacturing site is in Fremont, California. Compaq leases sales offices in 101 cities in the United States as well as certain administrative and warehouse facilities. Compaq leases a manufacturing facility in Irving, Texas, that is used in the manufacture of hubs and high speed switches. In addition, Compaq leases customer service call centers in Atlanta, Georgia;
Houston,  Texas;  and  Dublin,  Ireland.    Compaq  also  owns  or  leases
administrative  and    sales    offices    and    manufacturing  facilities
internationally and has its principal international manufacturing facilities in Scotland, Singapore, Brazil, Australia and China.

ITEM  3.    LEGAL  PROCEEDINGS

     Compaq is subject to legal proceedings and claims that arise in the ordinary course of its business. Management does not believe that the outcome of any of those matters will have a material adverse effect on Compaq's financial condition, results of operations or cash flows.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.


PART  II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK. Compaq's common stock is listed on the New York Stock Exchange and trades under the symbol CPQ. As of January 30, 1998, Compaq had approximately 23,000 shareholders of record. The reported high and low closing stock prices, as reported on the NYSE Composite Transaction Tape, were as follows:

                  1997            1996
===========================================
              High    Low     High    Low
             --------------  --------------
1st Quarter  $17.35  $14.40  $10.60  $ 7.30
2nd Quarter   21.63   14.40    9.95    7.53
3rd Quarter   39.13   20.38   12.95    8.30
4th Quarter   38.63   26.66   17.15   12.88

DIVIDENDS AND DIRECT STOCK PURCHASE PLAN. Compaq paid its first quarterly dividend of $ 0.015 per share to shareholders of record on December 31, 1997. Compaq anticipates that the cash dividend will be paid on a quarterly basis. Compaq has established a direct stock purchase plan through which stockholders may reinvest their dividends and invest additional amounts directly in Compaq common stock. Additional information about the direct stock purchase plan is available at www.compaq.com/corporate/ir/shareplan.html.
               ------------------------------------------

ITEM  6.    SELECTED  CONSOLIDATED  FINANCIAL  DATA

     The following income statement and balance sheet data have been derived from consolidated financial statements that have been audited by Price Waterhouse LLP, independent accounts. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.


Year ended December 31, In millions except per share amounts     1997     1996     1995     1994     1993
==========================================================================================================
STATEMENT OF INCOME
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $24,584   $20,009  $16,675  $12,605  $8,873
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .   17,833    14,855   12,291    8,885   6,188
                                                               --------  -------  -------  -------  ------
                                                                 6,751     5,154    4,384    3,720   2,685
                                                               --------  -------  -------  -------  ------
Selling, general and administrative expense . . . . . . . . .    2,947     2,507    2,186    1,859   1,549
Research and development costs. . . . . . . . . . . . . . . .      817       695      552      458     436
Purchased in-process technology(1). . . . . . . . . . . . . .      208         -      241        -       -
Restructuring charge(2) . . . . . . . . . . . . . . . . . . .        -        52        -        -     270
Merger-related costs. . . . . . . . . . . . . . . . . . . . .       44         -        -        -       -
Other income and expense, net(3). . . . . . . . . . . . . . .      (23)       17       79       50     269
                                                               --------  -------  -------  -------  ------
                                                                 3,993     3,271    3,058    2,367   2,524
                                                               --------  -------  -------  -------  ------
Income before provision for income taxes. . . . . . . . . . .    2,758     1,883    1,326    1,353     161
Provision for income taxes. . . . . . . . . . . . . . . . . .      903       565      433      365     142
                                                               --------  -------  -------  -------  ------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,855   $ 1,318  $   893  $   988  $   19
                                                               ========  =======  =======  =======  ======
Earnings per common share:(4)(5)
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1.23   $  0.90  $  0.62  $  0.70  $ 0.01
                                                               ========  =======  =======  =======  ======
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1.19   $  0.87  $  0.60  $  0.68  $ 0.01
                                                               ========  =======  =======  =======  ======
Shares used in computing earnings per
  common share: (4)(5)
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,505     1,472    1,442    1,405   1,348
                                                               ========  =======  =======  =======  ======
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .    1,564     1,516    1,492    1,463   1,388
                                                               ========  =======  =======  =======  ======

FINANCIAL POSITION
Current assets. . . . . . . . . . . . . . . . . . . . . . . .  $12,017   $10,089  $ 7,462  $ 6,037  $4,142
Total assets. . . . . . . . . . . . . . . . . . . . . . . . .   14,631    12,331    9,637    7,862   5,752
Current liabilities . . . . . . . . . . . . . . . . . . . . .    5,202     4,741    3,356    2,739   2,098
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . .        -       300      300      300       -
Stockholders' equity. . . . . . . . . . . . . . . . . . . . .    9,429     7,290    5,757    4,644   3,468

(1)  Represents  a  $208 million and a $241 million non-recurring, non-tax-deductible charge for purchased in-process  technology  in  connection  with  acquisitions  in  1997  and  1995,  respectively.
(2)  Includes  a  restructuring  charge  of  $52  million  in  1996  and  $258 million in 1993 for Tandem.
(3)  1993  amount  includes  Tandem  loss  from  discontinued  operations  of  $222  million.
(4)  All  common share and per common share data reflect the five-for-two stock split in July 1997 and the two-for-one  stock  split  in  January  1998.
(5)  The  Company  adopted  FAS  128  in  1997.  All prior period earnings per common share data have been restated  to  conform  to  the  provisions  of  this  statement.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements. Except as specifically indicated, the forward-looking statements contained in this discussion do not take into consideration the impact of Compaq's agreement to merge with Digital Equipment Corporation as described in Item 1, which is subject to the approval of Digital's shareholders as well as certain regulatory approvals. We expect to consummate the merger in the second quarter of 1998.

RESULTS  OF  OPERATIONS

     The following table presents, as a percentage of sales, selected consolidated financial data for each of the three years in the period ended December 31.

Year ended December 31,                        1997    1996    1995
====================================================================
Sales. . . . . . . . . . . . . . . . . . . .  100.0%  100.0%  100.0%
Cost of sales. . . . . . . . . . . . . . . .   72.5    74.2    73.7
                                              ------  ------  ------
Gross margin . . . . . . . . . . . . . . . .   27.5    25.8    26.3
                                              ------  ------  ------

Selling, general and administrative expense.   12.0    12.5    13.1
Research and development costs . . . . . . .    3.3     3.5     3.3
Purchased in-process technology(1) . . . . .    0.9       -     1.4
Restructuring charge(2). . . . . . . . . . .      -     0.3       -
Merger-related costs(3). . . . . . . . . . .    0.2       -       -
Other income and expense, net. . . . . . . .   (0.1)    0.1     0.5
                                              ------  ------  ------
                                               16.3    16.4    18.3
                                              ------  ------  ------

Income before provision for income taxes . .   11.2%    9.4%    8.0%
                                              ======  ======  ======

(1) Represents a $208 million and a $241 million non-recurring, non-tax-deductible charge for purchased in-process technology in connection with acquisitions in 1997 and 1995, respectively.
(2) Represents a $52 million charge related to restructuring actions taken by Tandem during 1996.
(3) Represents a $44 million non-recurring, non-tax-deductible charge related to costs associated with the Tandem merger during 1997.


SALES

     Sales for 1997 increased approximately $4.6 billion or 23% over the prior year as compared with an increase of $3.3 billion or 20% during 1996. North American sales, which include Canada, increased 26% during 1997, compared with an increase of 29% during 1996. International sales, excluding Canada, represented 45% of total sales in 1997 as compared with 47% in 1996. European sales increased 21% during 1997 compared to an increase of 10% during 1996. Other international sales increased 15% during 1997, compared with an increase of 14% during 1996. Other international markets experienced adverse market conditions in 1997. In particular, the weakness in the Asian and Japanese markets resulted in an aggressive pricing environment throughout 1997.

     The personal computer industry is highly competitive and marked by frequent product introductions, continual improvement in product price/performance characteristics and a large number of competitors. Approximately 58% of Compaq's CPU sales in 1997 were derived from products introduced in 1997. These new products have been designed to allow us to achieve low product costs while maintaining the quality and reliability for which our products have been known, thereby increasing our ability to compete on price and value.

     The significant increase in sales in 1997 stemmed primarily from an increase in the number of units sold and an increase in sales of options associated with CPU products. In 1997, Compaq's worldwide unit sales increased 43% while they increased 23% in 1996. The 1997 increase included a 35% expansion in unit sales of commercial CPU products, a 62% increase for consumer CPU products and a 65% increase for enterprise CPU products. According to third-party estimates, worldwide unit sales of personal computers increased approximately 15% to 16% in 1997, in contrast to a 16% to 18% increase in 1996. Competition continues to have a significant impact on prices of our products, especially those aimed at the consumer market, and additional pricing actions may occur as we attempt to maintain our competitive mix of price/performance characteristics. We attempt to mitigate the effect of any pricing actions through implementation of design-to-cost goals, the aggressive pursuit of reduced component costs, manufacturing efficiencies and control of operating expenses.

GROSS  MARGIN

     Gross margin as a percentage of sales was 27.5% in 1997, up from 25.8% in 1996. The increase in gross margins primarily resulted from a higher portion of sales of enterprise products and options, production and logistics cost savings, and overall asset management improvements. Compaq operates in a very aggressive pricing environment that will continue to put pressure on gross margins. Despite this pressure, we expect that the combination of changes in product mix, continued improvements in logistics and asset management, reductions in the cost of materials, and higher margins on new products should allow Compaq to maintain relatively stable gross margin levels in 1998.

OPERATING  EXPENSES

     Research and development costs increased 18% in absolute dollars (to $817 million from $695 million) and fell as a percentage of sales (to 3.3% from 3.5%) in 1997 as compared to 1996. In addition, Compaq spent $208 million on in-process research and development in connection with an acquisition in 1997. We are committed to continuing a significant research and development program, and research and development costs are likely to increase in absolute dollars in 1998.

     Selling, general and administrative expense increased 18% in absolute dollars in 1997 while slightly declining as a percentage of sales. The decrease as a percentage of sales reflects our ongoing efforts to manage operating expense growth relative to sales and gross margin levels. The increase in the amount of expense resulted from domestic and international selling expense associated with higher unit volumes as well as expense incurred in connection with the introduction of new products, the entry into new markets, the expansion of distribution channels and a greater emphasis on customer service and technical support. We anticipate that in 1998 selling, general and administrative expense will increase in absolute dollars as Compaq supports significant new product introductions, expands into new markets and increases investment in the area of service and support, especially in support of Compaq's enterprise business.

OTHER  ITEMS

     In 1997, Compaq had other income of $23 million, compared to other expense of $17 million and $79 million in 1996 and 1995, respectively. The difference was primarily due to an increase in interest and dividend income related to higher combined cash and short-term investment balances, partially offset by increased interest expense. The translation gains and losses relating to the financial statements of Compaq's international subsidiaries, net of offsetting gains and losses associated with hedging activities relating to the net monetary assets of these subsidiaries, are included in other income and expense and resulted in net losses of $31 million, $14 million and $33 million in 1997, 1996 and 1995, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Compaq's cash, cash equivalents and short-term investments increased to $6.8 billion at December 31, 1997, from $4.1 billion at December 31, 1996, primarily due to positive cash flow from operating activities, including improved management of inventory, accounts receivable and accounts payable. Accounts receivable decreased to $2.9 billion at December 31, 1997, from $3.7 billion at December 31, 1996, primarily as a result of improved asset management and the sale of $1.1 billion of accounts receivable at the end of 1997. Inventory levels increased to $1.6 billion from $1.3 billion during that period, primarily due to increased unit volumes. Inventory turns increased to
12.6 in 1997, from 8.3 in 1996. Cash used in 1997 for the purchase of property, plant and equipment totaled $729 million. Capital expenditures for land, buildings and equipment during 1998 are estimated to be $770 million. Compaq has committed for only a small portion of such amounts and the actual level of spending will depend on a variety of factors, including general economic conditions and Compaq's business. Accounts payable increased to $2.8 billion from $2.1 billion and days payable outstanding increased to 54 days from 40 days at December 31, 1997 and 1996, respectively, due to improved accounts payable management.

     In addition, in May 1997, Compaq completed a cash tender offer for substantially all of its outstanding $150 million 6-1/2% Senior Notes Due March 15, 1999 and $150 million 7-1/4% Senior Notes Due March 15, 2004. Compaq paid approximately $298 million (excluding accrued interest) for the tendered notes. Also in May 1997, Compaq completed its cash tender offer for Microcom for $288 million.

     We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds instead of repatriating funds in the form of dividends from Compaq's foreign subsidiaries. On September 22, 1997, Compaq entered into a five-year $3 billion unsecured revolving credit facility and a one-year $1 billion unsecured revolving credit facility. In conjunction with the closing of the new facilities, Compaq retired its two existing secured revolving credit facilities totaling $1.5 billion. Compaq had no borrowings outstanding under either of the new facilities at December 31, 1997. Compaq has established a commercial paper program, supported by the syndicated credit facility, which was unused at December 31, 1997. We believe that these sources of credit provide sufficient financial flexibility to meet foreseeable future funding requirements. We continually evaluate the need to establish other sources of working capital and will pursue those we consider appropriate based upon Compaq's needs and market conditions.

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

     Competitive Environment. We expect the personal computer market to continue to expand in 1998 in line with third party research organizations' forecasts of unit growth in the range of 15% to 16%. We expect the enterprise market to expand in line with the development of internet and intranet enterprise applications and the corporate MIS migration from legacy systems to client/server systems. With the Tandem merger and the anticipated Digital merger, Compaq confronts a challenge in building its high-end UNIX solutions product market while continuing to advance the sphere of NT-based solutions to achieve the lowest cost of ownership and highest computing value for its customers. Industry competition remains fierce with a large number of competitors vying for market share. This competition creates an aggressive pricing environment, which continues to put pressure on Compaq's gross margins. Although Compaq has programs and products focused on meeting market demand, gaining market share profitably and maintaining gross margins, Compaq's ability to achieve these goals is subject to the risks set forth in this discussion.

     Risks of Newly Acquired Businesses. Compaq plans to use strategic acquisitions and mergers to assist in the growth of its business. During the third quarter 1997, Compaq completed its merger with Tandem. Tandem's core competencies have historically centered around providing reliable, scaleable hardware and software solutions for business critical applications, such as online transaction processing. With the advent of the internet and expanding corporate intranets, Compaq believes that computer applications will emerge that will result in media-rich high volume transactions, causing online transaction processing to be expanded to include internet transaction processing. As a result of the Tandem merger, Compaq is engaged in direct sales of computer systems with software developed to meet customers' specific needs. The longer-term nature of fulfilling such contracts may expose Compaq to new risks associated with customized specifications. Compaq believes that through its Tandem and enterprise products, it is well positioned to provide computing solutions to meet this demand as well as other needs for enterprise computing.

     Subject to certain regulatory approvals and approval by Digital shareholders, Compaq will expand its service offerings and enterprise solutions through the merger with Digital. At that time, Compaq will confront a number of risks associated with Digital's business. Compaq believes that the Digital merger will enhance its operating results, but as with any significant acquisition or merger, Compaq confronts challenges in retaining key employees, synchronizing product roadmaps and business processes, and integrating logistics, marketing, product development, and manufacturing operations to achieve greater efficiencies.

     Inventory.    In  the  event  of  a drop in worldwide demand for computer products, demand for one or more of Compaq's products is lower than anticipated, difficulties arise in managing product transitions, or component pricing movements affect the value of raw material inventory, there could be an adverse impact on inventory levels, cash, and related profitability.

     Third Party Relationships. We work with third parties as suppliers in arrangements to provide services in areas other than core competencies and ensure the service and support of our customers, and in strategic alliances to facilitate product offerings, product development, compatibility, and the adoption of industry standards. Although we try to achieve strong working relationships with parties who share our industry goals and have adequate resources to fulfill their responsibilities, these relationships lead to a number of risks. First, these companies may suffer financial or operational difficulties that affect their performance at the speed and volumes required by Compaq's business, which could lead to delays in product development and gaps in component supplies. Second, major companies from which we purchase components or services (such as Intel, Microsoft, Cisco and IBM) may be competitors in other areas, which could affect pricing, new product development or future performance. Finally, difficulties in coordinating activities may lead to gaps in delivery and performance of our products.

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

     Product Transitions. In each product cycle, we confront the risk of delays in production that could impact sales of newer products while we manage the inventory of older products and facilitate the sale of older inventory held by resellers. To ease product transitions, we carry out pricing actions and marketing programs to increase sales in reseller channels. We provide currently for estimated product returns and price protection that may occur under reseller programs and under floor planning arrangements with third-party finance companies. Should we be unable to sell the inventory of older products at anticipated prices or if dealers hold higher than expected amounts of inventory subject to price protection at the time of planned price reductions, there could be a resulting adverse impact on sales, gross margins, and profitability.

     Systems Implementation. Compaq continues to focus on making its business and information management processes more efficient in order to increase customer satisfaction, improve productivity, and lower costs. In the event of a delay in implementing improvements, there could be an adverse impact on inventory levels, cash, and related profitability. In connection with these efforts, we are moving many of our systems from a legacy environment of proprietary systems to client-server architectures as well as integrating systems from newly acquired businesses. Should the transition to new systems not occur in a smooth and orderly manner, we could experience disruptions in operations, which could have an adverse financial impact.

     Technology Standards and Key Licenses. Participants in the computer industry generally rely on the creation and implementation of technology standards to win the broadest market acceptance for their products. Compaq must successfully manage and participate in the development of standards while continuing to differentiate its products in a manner valued by customers. While industry participants generally accept, and may encourage, the use of their intellectual property by third parties under license, when intellectual property owned by competitors or suppliers becomes accepted as an industry standard, Compaq must obtain a license, purchase components utilizing such technology from the owners of such technology or their licensees, or otherwise acquire rights to use such technology, which could result in increased costs. Compaq has entered into license agreements with key industry participants, including Intel, Texas Instruments and Microsoft. Compaq has been negotiating with IBM and Microsoft for the successors to the current agreements. There can be no assurance that Compaq will be able to negotiate terms under such license agreements that offer it competitive market advantages.

     Production Forecasts. In managing production, we must forecast customer demand for our products. Should we underestimate the supplies needed to meet demand, we could be unable to meet customer demand. Should we overestimate the supplies needed to meet customer demand, cash and profitability could be adversely affected. Many of the components used in our products, particularly microprocessors and memory, experience steep price declines over their product lives. If we are unable to manage purchases and utilization of such components efficiently to maintain low inventory levels immediately prior to major price declines, we could be unable to take immediate advantage of such declines to lower product costs, which could adversely affect our sales and gross margins. In addition, should prices for components increase unexpectedly, Compaq's gross margin could be adversely affected. In 1997, Compaq established a variety of programs designed to increase its manufacturing, distribution, and business process efficiencies. The success of these programs depends upon the implementation of more efficient component supply, manufacturing, and distribution strategies to increase overall efficiencies, which will lead to lower prices being offered to its end users.

     Credit Risks. Compaq's primary means of distribution remains third-party resellers. We continually monitor and manage the credit we extend to resellers and attempt to limit credit risks by broadening distribution channels, utilizing certain risk transfer arrangements and obtaining security interests. Our business could be adversely affected in the event that the financial condition of third-party computer resellers erodes. Upon the financial failure of a major reseller, we could experience disruptions in distribution as well as the loss of the unsecured portion of any outstanding accounts receivable. Geographic expansion, particularly the expansion of manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas such as Asia, Latin America and other emerging markets, subject Compaq to a number of economic and other risks, such as financial instability among resellers in these regions. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular Asia/Pacific and Latin America, when compared to U.S. and European markets. In addition, geographic expansion subjects Compaq to political and financial instability of the countries into which Compaq expands, including currency devaluation and interest rate fluctuations. Compaq continues to evaluate its business operations in these regions and attempts to take measures to limit risks in these areas.

     Year 2000 Compliance. Compaq believes the cost of administering its Year 2000 readiness program described above, exclusive of any customer claims, will not have a material adverse impact on future earnings. Since there is no uniform definition of Year 2000 "compliance" and since all customer situations cannot be anticipated, particularly those involving third party products, Compaq may see an increase in warranty and other claims as a result of the Year 2000 transition. Such claims, if successful, could have a material adverse impact on future results. See "Item 1. Business - Year 2000 Transition" for additional information.

     Projects to address Compaq's internal information systems currently are underway, and Compaq is in the process of replacing some of its older systems with new systems that are able to handle the Year 2000 transition. Compaq will continue to review internal system requirements and to correct further issues as they are identified. Although Compaq's evaluation of these systems is still in process, we believe that the impact of the Year 2000 transition on its internal systems will not have a material adverse impact on future results. In addition, Compaq's task force is evaluating the impact of Year 2000 compliance of its suppliers, is asking its suppliers about compliance, and is establishing Year 2000 compliance requirements for suppliers. Since the compliance of suppliers depends upon their cooperation, failures remain a possibility, and could have a material adverse impact on future results.

     Tax Rate. Compaq currently has a 30% effective tax rate, before the effect of non-deductible purchased in-process technology and merger-related costs and expects this rate will continue at approximately the same level in 1998. Compaq benefits from a tax holiday in Singapore that expires in 2001, with a potential extension to August 2004 if certain cumulative investment levels and other conditions are met. Compaq's tax rate is heavily dependent upon the proportion of earnings that is derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the U.S. If the earnings of this subsidiary as a percentage of Compaq's total earnings were to decline significantly from anticipated levels, or should Compaq's ability to reinvest these earnings be reduced, Compaq's effective tax rate would exceed the current estimate. In addition, should Compaq's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary require significant adjustment due to audits or regulatory changes, Compaq's overall effective tax rate could increase.

     Currency  Fluctuations.    Compaq's  risks  associated  with  currency
fluctuations  are  discussed  in  Item  7A  below.

     Because of the foregoing factors, as well as other variables affecting Compaq's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

ITEM  7A.    MARKET  RISKS

     Compaq is exposed to market risks, which include changes in U.S. and international interest rates as wells as changes in currency exchange rates as measured against the U.S. dollar and each other. We attempt to reduce these risks by utilizing financial instruments, including derivative transactions, pursuant to company policies.

     Compaq uses market valuations and value-at-risk valuation methods to assess market risk of its financial instruments and derivative portfolios. It uses J.P. Morgan's RiskMetrics to estimate the value-at-risk based on estimates of volatility and correlation of market factors drawn from J.P. Morgan's RiskMetrics data sets as of December 31, 1997. Our measured value-at-risk from holding derivative and other financial instruments, using a 95% confidence level and assuming normal market conditions at December 31, 1997, was immaterial.

     The value of the U.S. dollar affects Compaq's financial results. Changes in exchange rates may positively or negatively affect Compaq's sales (as expressed in U.S. dollars), gross margins, operating expenses, and retained earnings. Compaq engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Using primarily forward exchange contracts, Compaq hedges those assets and liabilities that, when remeasured according to generally accepted accounting principles, impact the income statement. For certain markets, particularly Latin America, Compaq has determined that ongoing hedging of non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of local currencies. From time to time, Compaq purchases foreign currency option contracts as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated sales of Compaq's international marketing subsidiaries, with the exception of Latin America. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of Compaq's hedging programs include accuracy of sales forecasts, volatility of the currency markets, and availability of hedging instruments. All currency contracts that are entered into by Compaq are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although Compaq maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which Compaq sells products or a weakening exchange rate against currencies in which Compaq incurs costs, Compaq's sales or costs are adversely affected.

ITEM  8:    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


Index  to  Consolidated  Financial  Statements

  Financial Statements:                                                               Page
                                                                                      ----
    Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . .    20
    Consolidated Balance Sheet at December 31, 1997 and 1996 . . . . . . . . . . . .    21
    Consolidated Statement of Income for the three years ended December 31, 1997 . .    22
    Consolidated Statement of Cash Flows for the three years ended December 31, 1997    23
    Consolidated Statement of Stockholders' Equity for the three years ended
      December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .    25

      Financial Statement Schedules:
        For the three years ended December 31, 1997
          Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . .    43

ITEM  9:    DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None

REPORT  OF  INDEPENDENT  ACCOUNTANTS


To the Stockholders and Board of Directors of Compaq Computer Corporation


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Compaq Computer Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/S/ PRICE WATERHOUSE LLP
------------------------
PRICE  WATERHOUSE  LLP

Houston,  Texas
January  21,  1998,  except  as  to  Note  11, which is as of January 26, 1998


                                   COMPAQ COMPUTER CORPORATION
                                   CONSOLIDATED BALANCE SHEET


December 31, In millions, except par value                                       1997     1996
================================================================================================
ASSETS

Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 6,418  $ 3,008
 Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . .      344    1,073
 Accounts receivable, less allowance of $243 and $247. . . . . . . . . . . . .    2,891    3,718
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,570    1,267
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .      595      836
 Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      199      187
                                                                                -------  -------
   Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,017   10,089
Property, plant and equipment, less accumulated depreciation . . . . . . . . .    1,985    1,753
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      629      489
                                                                                -------  -------
                                                                                $14,631  $12,331
                                                                                =======  =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,837  $ 2,098
 Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      195      533
 Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .    2,170    2,110
                                                                                -------  -------
   Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .    5,202    4,741
                                                                                -------  -------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -      300
                                                                                -------  -------
Commitments and contingencies (Note 10)
Stockholders' equity:
 Preferred stock, $.01 par value (authorized: 10 million shares; issued: none)
 Common stock and capital in excess of $.01 par value
   (authorized: 3 billion shares; issued and outstanding:
   1,519 million shares at December 31, 1997 and
   1,492 million shares at December 31, 1996). . . . . . . . . . . . . . . . .    2,096    1,779
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,333    5,511
                                                                                -------  -------
   Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .    9,429    7,290
                                                                                -------  -------
                                                                                $14,631  $12,331
                                                                                =======  =======

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.


                               COMPAQ COMPUTER CORPORATION
                             CONSOLIDATED STATEMENT OF INCOME



Year ended December 31, In millions, except per share amounts    1997     1996     1995
=========================================================================================

Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $24,584   $20,009  $16,675
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .   17,833    14,855   12,291
                                                               --------  -------  -------
                                                                 6,751     5,154    4,384
                                                               --------  -------  -------

Selling, general and administrative expense . . . . . . . . .    2,947     2,507    2,186
Research and development costs. . . . . . . . . . . . . . . .      817       695      552
Purchased in-process technology . . . . . . . . . . . . . . .      208         -      241
Restructuring charge. . . . . . . . . . . . . . . . . . . . .        -        52        -
Merger-related costs. . . . . . . . . . . . . . . . . . . . .       44         -        -
Other income and expense, net . . . . . . . . . . . . . . . .      (23)       17       79
                                                               --------  -------  -------
                                                                 3,993     3,271    3,058
                                                               --------  -------  -------
Income before provision for income taxes. . . . . . . . . . .    2,758     1,883    1,326
Provision for income taxes. . . . . . . . . . . . . . . . . .      903       565      433
                                                               --------  -------  -------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,855   $ 1,318  $   893
                                                               ========  =======  =======

Earnings per common share:
 Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1.23   $  0.90  $  0.62
                                                               ========  =======  =======
 Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1.19   $  0.87  $  0.60
                                                               ========  =======  =======

Shares used in computing earnings per common share:
 Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,505     1,472    1,442
                                                               ========  =======  =======
 Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . .    1,564     1,516    1,492
                                                               ========  =======  =======

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.


                               COMPAQ COMPUTER CORPORATION
                           CONSOLIDATED STATEMENT OF CASH FLOWS



Year ended December 31, In millions                             1997      1996     1995
=========================================================================================
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,855   $ 1,318   $  893
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . .      545       483      384
  Provision for bad debts. . . . . . . . . . . . . . . . . .       19       160       47
  Deferred income taxes. . . . . . . . . . . . . . . . . . .      202      (405)     (24)
  Purchased in-process technology. . . . . . . . . . . . . .      208         -      241
  Restructuring charge . . . . . . . . . . . . . . . . . . .        -        52        -
  Changes in operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . .      614      (228)    (910)
    Inventories. . . . . . . . . . . . . . . . . . . . . . .     (335)    1,014     (144)
    Other current assets . . . . . . . . . . . . . . . . . .       63        34       (9)
    Accounts payable . . . . . . . . . . . . . . . . . . . .      756       562      479
    Income taxes payable . . . . . . . . . . . . . . . . . .     (319)      131      (66)
    Other current liabilities. . . . . . . . . . . . . . . .       80       445      142
                                                              --------  --------  -------
  Net cash provided by operating activities. . . . . . . . .    3,688     3,566    1,033
                                                              --------  --------  -------
Cash flows from investing activities:
  Purchases of property, plant and equipment, net. . . . . .     (729)     (484)    (565)
  Purchases of short-term investments. . . . . . . . . . . .   (2,405)   (1,401)       -
  Proceeds from short-term investments . . . . . . . . . . .    3,134       328        -
  Acquisition of businesses, net of cash acquired. . . . . .     (268)      (22)    (318)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .      (31)      (75)     (29)
                                                              --------  --------  -------
  Net cash used in investing activities. . . . . . . . . . .     (299)   (1,654)    (912)
                                                              --------  --------  -------
Cash flows from financing activities:
  Repayment of long-term debt. . . . . . . . . . . . . . . .     (293)        -        -
  Issuance of common stock pursuant to stock option plans. .      188       131      123
  Tax benefit associated with stock options. . . . . . . . .      156        91       65
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .      (37)        -        -
                                                              --------  --------  -------
  Net cash provided by financing activities. . . . . . . . .       14       222      188
                                                              --------  --------  -------
Effect of exchange rate changes on cash and cash equivalents        7        21      (42)
                                                              --------  --------  -------
  Net increase in cash and cash equivalents. . . . . . . . .    3,410     2,155      267
Cash and cash equivalents at the beginning of the year . . .    3,008       853      586
                                                              --------  --------  -------
Cash and cash equivalents at the end of the year . . . . . .  $ 6,418   $ 3,008   $  853
                                                              ========  ========  =======

SUPPLEMENTAL CASH FLOW INFORMATION

Year ended December 31, In millions. . . . . . . . . . . . .    1997      1996     1995
=========================================================================================

Interest paid. . . . . . . . . . . . . . . . . . . . . . . .  $   164   $   106   $  113
Income taxes paid. . . . . . . . . . . . . . . . . . . . . .  $   804   $   953   $  560

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.


                                  COMPAQ COMPUTER CORPORATION
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   Common Stock
                                           ------------------------------
                                                           Par Value
                                           Number of      and Capital       Retained
In millions                                  Shares     in Excess of Par    Earnings    Total
==============================================================================================
Balance, December 31, 1994. . . . . . . .      1,427   $           1,341   $   3,303   $4,644
Issuance pursuant to stock option plans .         33                 123           -      123
Tax benefit associated with stock options          -                  65           -       65
Other . . . . . . . . . . . . . . . . . .         (2)                 14          18       32
Net income. . . . . . . . . . . . . . . .          -                   -         893      893
                                           ----------  ------------------  ----------  -------
Balance, December 31, 1995. . . . . . . .      1,458               1,543       4,214    5,757
Issuance pursuant to stock option plans .         34                 131           -      131
Tax benefit associated with stock options          -                  91           -       91
Other . . . . . . . . . . . . . . . . . .          -                  14         (21)      (7)
Net income. . . . . . . . . . . . . . . .          -                   -       1,318    1,318
                                           ----------  ------------------  ----------  -------
Balance, December 31, 1996. . . . . . . .      1,492               1,779       5,511    7,290
Issuance pursuant to stock option plans .         30                 188           -      188
Tax benefit associated with stock options          -                 156           -      156
Other . . . . . . . . . . . . . . . . . .         (3)                (27)        (33)     (60)
Net income. . . . . . . . . . . . . . . .          -                   -       1,855    1,855
                                           ----------  ------------------  ----------  -------
Balance, December 31, 1997. . . . . . . .      1,519   $           2,096   $   7,333   $9,429
                                           ==========  ==================  ==========  =======

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1.    DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
POLICIES

DESCRIPTION OF BUSINESS. Founded in 1982, Compaq Computer Corporation is a worldwide information technology company and is the largest global supplier of personal computers. Compaq develops and markets hardware, software, solutions and services, including industry-leading enterprise computing solutions, fault-tolerant business-critical solutions, networking and communication products, commercial desktop and portable products and consumer PCs. Compaq products are sold and supported in more than 100 countries through a network of authorized Compaq marketing partners. Compaq markets its products primarily to business, home, government, and education customers. References to the "Company" mean Compaq and its subsidiaries.

PRINCIPLES  OF  CONSOLIDATION.   The consolidated financial statements include
the accounts of Compaq and its subsidiaries. All significant intercompany transactions have been eliminated.

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. Cash equivalents primarily include money market instruments, commercial paper and other investments having maturities of three months or less at date of acquisition. Short-term investments include certificate of deposits, commercial paper and other investments having maturities longer than three months at date of acquisition. For reporting purposes, such cash equivalents and short-term investments are stated at cost plus accrued interest which approximates fair value. The total amount of time deposits outstanding at December 31, 1997 included in cash and cash equivalents was $707 million.

INVENTORIES. Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Inventories at December 31, 1997 and 1996 were comprised of raw material and work-in progress of $767 million and $634 million, and finished goods of $803 million and $633 million, respectively.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of the related assets, which are 30 years for buildings and range from three to ten years for machinery and equipment. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.

LONG-LIVED ASSETS. Compaq reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Compaq has not identified any such impairment losses.

SALES RECOGNITION. Compaq recognizes sales at the time products are shipped to its customers. Provision is made currently for estimated product returns and price protection which may occur under programs Compaq has with its customers. Compaq provides for the estimated cost that may be incurred for post-sales support and product warranties upon shipment. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Product support and other revenues are recognized ratably over the contractual period or as the services are provided.

ADVERTISING COSTS. Advertising costs are charged to operations when incurred. The cost of direct-response advertising is not significant. Advertising expenses for 1997, 1996 and 1995 were $223 million, $175 million and $224 million, respectively.

FOREIGN CURRENCY. Compaq's foreign subsidiaries (other than those acquired in the merger with Tandem Computers Incorporated-Note 2) have the U.S. dollar designated as their functional currency. Financial statements of these foreign subsidiaries are translated to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Sales and other expense elements are translated at rates that approximate the rates in effect on the transaction dates. Translation gains and losses are included in Compaq's consolidated statement of income. The foreign subsidiaries acquired in the merger with Tandem have designated the local currency as their functional currency. For these subsidiaries, the assets and liabilities are translated into U.S. dollars for consolidation purposes at current exchange rates. Sales and other expense elements are translated at rates that approximate the rates in effect on the transaction dates. To date all ongoing adjustments resulting from the process of translating such subsidiaries' financial statements into U.S. dollars have not been significant and have been accumulated and recorded within retained earnings.

INCOME TAXES. The provision for income taxes is computed based on the pretax income included in the Consolidated Statement of Income. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

EARNINGS  PER  COMMON SHARE.  Compaq adopted Statement of Financial Accounting
Standard No. 128 ("FAS 128"), Earnings Per Share beginning with Compaq's fourth quarter of 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed  to  outstanding  options  to  purchase  common stock.  Incremental shares of 59 million, 44 million and 50 million in 1997, 1996 and 1995 respectively, were used in the calculation of diluted earnings per common share. Options to purchase 9 million, 28 million and 1 million shares of common stock in 1997, 1996 and 1995, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

COMPREHENSIVE INCOME. Compaq adopted Statement of Financial Accounting Standard No. 130 ("FAS 130"), Comprehensive Income beginning with Compaq's fourth quarter of 1997. The components of comprehensive income which are excluded from net income are not significant, individually or in the aggregate, and therefore no separate statement of comprehensive income has been presented.

STOCK-BASED COMPENSATION. Compaq measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and has provided in Note 8 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

RECLASSIFICATIONS.    Certain  prior  year  amounts  have been reclassified to
conform  to  the  1997  presentation.

NOTE  2.    ACQUISITIONS

On August 29, 1997, Compaq merged with Tandem Computers Incorporated ("Tandem") in a stock-for-stock transaction accounted for as a pooling of
interests.    Tandem  provides  its  customers  with  reliable,  scaleable, fault-tolerant enterprise computer systems and client/server solutions. In connection with the merger, Compaq issued 126 million shares of common stock, based upon an exchange ratio of 1.05 shares of Compaq common stock for each share of Tandem common stock. Merger-related costs of $44 million are reflected in the Consolidated Statement of Income as a result of the transaction. The financial data included in these financial statements have been restated to reflect the merger with Tandem. There were no material transactions between Compaq and Tandem during the periods prior to the merger. The consolidated financial data for the years ended December 31, 1996 and 1995 includes the results of Tandem for the years ended September 30, 1996 and 1995. For 1997, Tandem's fiscal year end was changed from September 30 to December 31. As permitted by Securities and Exchange Commission regulations, Tandem's three-month period ended December 31, 1996 has been omitted from the Consolidated Statement of Income and recorded as an adjustment to retained earnings in 1997. Tandem's sales and net income were $436 million and $12 million, respectively, for that period. Tandem also generated a $40 million increase in cash and cash equivalents during the quarter ended December 31, 1996.

The following information presents certain income statement data of the separate companies for the periods preceding the acquisition:


                    Six months ended,       Year ended,
                                        ------------------
In millions           June 30, 1997       1996      1995
==========================================================
Sales:
Compaq . . . . . .  $            9,817  $18,109   $14,755
Tandem . . . . . .                 970    1,900     1,920
                    ------------------  --------  --------
                    $           10,787  $20,009   $16,675
                    ------------------  --------  --------
Net Income (Loss):
Compaq . . . . . .  $              601  $ 1,313   $   789
Tandem . . . . . .                  70      (22)      107
Adjustments. . . .                   -       27        (3)
                    ------------------  --------  --------
                    $              671  $ 1,318   $   893
                    ==================  ========  ========

The consolidated financial results presented above include adjustments to Tandem's deferred tax valuation allowance related to realization of certain deferred tax assets as a combined entity with Compaq.

In May 1997, Compaq completed a tender offer for Microcom, Inc., a manufacturer of remote access technologies and solutions. The aggregate purchase price of $288 million consisted of $278 million in cash and the assumption of certain employee stock options. The transaction was accounted for as a purchase. Accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and liabilities were included in Compaq's financial statements from the date of acquisition. The aggregate purchase price has been allocated to the assets and liabilities acquired. The aggregate purchase price included $208 million, representing the value of in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount was expensed in Compaq's Consolidated Statement of Income during 1997. In addition, the aggregate purchase price included approximately $58 million representing purchased technology and other identifiable intangibles which are being amortized over a three year period. Pro forma statements of operations reflecting the acquisition of Microcom are not shown as they would not differ materially from reported results.

During 1995, Compaq acquired two companies that develop, manufacture, and supply fast ethernet hubs, switches and related products, and a small software company. The aggregate purchase price of $386 million consisted of the issuance of 1.2 million shares of Compaq common stock, $359 million in cash, of which $22 million was paid in 1996, and the assumption of certain stock options. The acquisitions were accounted for as purchases. The aggregate purchase price included $241 million which represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount was expensed in Compaq's Consolidated Statement of Income during 1995. In addition, the aggregate purchase price included $126 million representing purchased technology, other identifiable intangibles and goodwill which are being amortized over a three to seven year period.

NOTE  3.    PROPERTY,  PLANT  AND  EQUIPMENT

Property,  plant  and  equipment  are  summarized  below:


December 31, In millions               1997    1996
====================================================
Land . . . . . . . . . . . . . . . .  $  185  $  212
Buildings and leasehold improvements   1,076   1,002
Machinery and equipment. . . . . . .   2,392   2,010
Construction-in-process and other. .     373     272
                                      ------  ------
                                       4,026   3,496
Less accumulated depreciation. . . .   2,041   1,743
                                      ------  ------
                                      $1,985  $1,753
                                      ======  ======


Depreciation expense totaled $447 million, $387 million and $326 million in 1997, 1996 and 1995, respectively.

NOTE  4.    OTHER  CURRENT  LIABILITIES

The estimated costs which may be incurred for post-sales support and product warranties of $450 million and $478 million were included in other current liabilities at December 31, 1997 and 1996, respectively.

During  1996,  Tandem  took  a  restructuring  action including a reduction in
headcount,  consolidation  of  facilities  and  disposal  of  assets.    The
restructuring action resulted in a charge to income of $52 million. No significant restructuring accruals remain at December 31, 1997.

NOTE  5.    CREDIT  AGREEMENTS  AND  FINANCING  ARRANGEMENTS

At December 31, 1996, Compaq had long-term debt consisting of $150 million 6 1/2% Senior Notes Due March 15, 1999 and $150 million 7 1/4% Senior Notes Due March 15, 2004. In May 1997, Compaq completed a cash tender offer for substantially all of these outstanding notes. The remaining amount outstanding is included in other current liabilities.

On September 22, 1997, Compaq entered into a five-year $3 billion unsecured revolving credit facility and a one-year $1 billion unsecured revolving credit facility. In conjunction with the closing of the new facilities, Compaq retired two existing secured revolving credit facilities totaling $1.5 billion. There were no borrowings outstanding under these facilities in 1997 and 1996.

NOTE  6.    OTHER  INCOME  AND  EXPENSE

Other  income  and  expense  consisted  of  the  following  components:


Year ended December 31, In millions                 1997    1996    1995
=========================================================================
Interest and dividend income. . . . . . . . . . .  $(266)  $(126)  $ (71)
Interest (income) expense associated with hedging     (4)     (3)     18
Other interest expense. . . . . . . . . . . . . .    168     106      94
Currency losses, net. . . . . . . . . . . . . . .     31      14      33
Other, net. . . . . . . . . . . . . . . . . . . .     48      26       5
                                                   ------  ------  ------
                                                   $ (23)  $  17   $  79
                                                   ======  ======  ======


NOTE  7.    PROVISION  FOR  INCOME  TAXES

The  components  of  income before provision for income taxes were as follows:


Year ended December 31, In millions   1997    1996    1995
===========================================================
Domestic. . . . . . . . . . . . . .  $1,789  $  929  $  504
Foreign . . . . . . . . . . . . . .     969     954     822
                                     ------  ------  ------
                                     $2,758  $1,883  $1,326
                                     ======  ======  ======


The  provision  for  income  taxes  charged  to  operations  was  as  follows:

Year ended December 31, In millions  1997    1996    1995
==========================================================
Current tax expense
  U.S. federal. . . . . . . . . . .  $ 430  $ 672   $ 274
  State and local . . . . . . . . .     30     34      12
  Foreign . . . . . . . . . . . . .    241    238     183
                                     -----  ------  ------
    Total current . . . . . . . . .    701    944     469
                                     -----  ------  ------

Deferred tax expense
  U.S. federal. . . . . . . . . . .    194   (332)     (8)
  State and local . . . . . . . . .      2    (19)     (2)
  Foreign . . . . . . . . . . . . .      6    (28)    (26)
                                     -----  ------  ------
    Total deferred. . . . . . . . .    202   (379)    (36)
                                     -----  ------  ------
    Total provision . . . . . . . .  $ 903  $ 565   $ 433
                                     =====  ======  ======


Total income tax expense for 1997, 1996 and 1995 resulted in effective tax rates of 33%, 30% and 33%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows:


Year ended December 31, In millions              1997    1996    1995
======================================================================
Tax expense at U.S. statutory rate . . . . . .  $ 965   $ 659   $ 464
Foreign tax effect, net. . . . . . . . . . . .    (88)   (105)    (73)
Non-deductible purchased in-process technology     73       -      85
Other, net . . . . . . . . . . . . . . . . . .    (47)     11     (43)
                                                ------  ------  ------
                                                $ 903   $ 565   $ 433
                                                ======  ======  ======


In connection with Compaq's 1997 and 1995 acquisitions, Compaq recorded a $208 million and a $241 million non-recurring, non-tax-deductible charge for purchased in-process technology, respectively. In connection with the Tandem merger, Compaq incurred $44 million of non-recurring, non-tax-deductible merger expenses. These non-taxable charges and expenses resulted in an increase to the 1997 and 1995 effective tax rate from 30% to 33% and 28% to 33%, respectively.

Compaq benefits from a tax holiday in Singapore which expires in 2001, with a potential extension to August 2004 if certain cumulative investment levels and other conditions are met. Compaq has determined that the undistributed earnings of its Singaporean manufacturing subsidiary would be reinvested indefinitely. As a result of this determination, no provision for U.S. income tax is reflected in Compaq's accounts for the earnings of this subsidiary. These earnings would become subject to U.S. tax if they were actually or deemed to be remitted to Compaq as dividends or if Compaq should sell its stock in this subsidiary. Compaq estimates an additional tax provision of approximately $690 million would be required at such time if the full amount of these accumulated earnings became subject to U.S. tax.

Deferred tax assets (liabilities) at December 31, 1997 and 1996 are comprised of the following:


December 31, In millions                                                  1997     1996
=========================================================================================
Post sales support and warranty accruals. . . . . . . . . . . . . . . .  $  154   $  159
Receivable allowances . . . . . . . . . . . . . . . . . . . . . . . . .     353      239
Inventory adjustments . . . . . . . . . . . . . . . . . . . . . . . . .      99      137
Capitalized research and development costs. . . . . . . . . . . . . . .      95        -
Loss carryforwards. . . . . . . . . . . . . . . . . . . . . . . . . . .      50      121
Credit carryforwards. . . . . . . . . . . . . . . . . . . . . . . . . .     119      107
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     186      282
                                                                         -------  -------
    Gross deferred tax assets . . . . . . . . . . . . . . . . . . . . .   1,056    1,045
                                                                         -------  -------
Difference arising from different tax and financial reporting year ends    (254)       -
Capitalized software. . . . . . . . . . . . . . . . . . . . . . . . . .     (64)     (54)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (73)     (69)
                                                                         -------  -------
    Gross deferred tax liabilities. . . . . . . . . . . . . . . . . . .    (391)    (123)
                                                                         -------  -------
Deferred tax asset valuation allowance. . . . . . . . . . . . . . . . .    (134)    (121)
                                                                         -------  -------
                                                                         $  531   $  801
                                                                         =======  =======


Net  operating  loss  carryforwards will generally expire between 2002 through
2004.    Tax  credit  carryforwards will generally expire between 1998 through
2011.

NOTE  8.    STOCKHOLDERS'  EQUITY  AND  EMPLOYEE  BENEFIT  PLANS

Equity incentive plans - At December 31, 1997, there were 230,765,000 shares of common stock reserved by the Board of Directors for issuance under Compaq's employee stock option plans. Options are generally granted at the fair market value of the common stock at the date of grant and generally vest over four to five years. Options granted under the plans must be exercised not later than ten years from the date of grant. Options on 68,415,000, 70,334,000 and 74,010,000 shares were exercisable at December 31, 1997, 1996 and 1995 with a weighted average exercise price of $6.53, $5.57 and $4.82, respectively.

Compaq  has  a  Stock  Option  Plan  for Non-Employee Directors (the "Director
Plan"). At December 31, 1997, there were 4,887,000 shares of common stock reserved for issuance under the Director Plan. Pursuant to the terms of the plan, each non-employee director is entitled to receive options to purchase common stock upon initial appointment to the Board (initial grants) and upon subsequent reelection to the Board (annual grants). Initial grants are exercisable during the period beginning one year after initial appointment to the Board and ending ten years after the date of grant. Annual grants vest over two years and are exercisable thereafter until the tenth anniversary of the date of grant. Both initial grants and annual grants have an exercise price equal to the fair market value of Compaq's common stock on the date of grant. Additionally, pursuant to the terms of the Director Plan, non-employee directors may elect to receive stock options in lieu of all or a portion of the annual retainer to be earned. Such options are granted at 50% of the price of Compaq's common stock at the date of grant and are exercisable during the period beginning one year after the grant date and ending ten years after the grant date. Options on 2,354,000, 2,714,000 and 2,310,000 shares were exercisable under the Director Plan at December 31, 1997, 1996 and 1995 with a weighted average exercise price of $6.36, $4.59 and $3.43, respectively. The expense resulting from options granted at 50% of the price of Compaq's common stock at the grant date is charged to operations over the vesting period.

The following table summarizes activity under the stock option plans for each of the three years ended
December  31,  1997:


                                            Shares                          Weighted Average
                                        In  Thousands    Price Per Share     Price Per Share
=============================================================================================
OPTIONS OUTSTANDING, DECEMBER 31, 1994        166,966                       $            4.71
 Options granted . . . . . . . . . . .         36,334   $1.30   -   $18.81               9.61
 Options lapsed or canceled. . . . . .         (7,208)                                   6.72
 Options exercised . . . . . . . . . .        (31,796)    0.20   -   18.10               3.51
                                        --------------
OPTIONS OUTSTANDING, DECEMBER 31, 1995        164,296                                    5.94
 Options granted . . . . . . . . . . .         47,406     4.71   -   22.39              14.11
 Options lapsed or canceled. . . . . .        (15,620)                                   8.61
 Options exercised . . . . . . . . . .        (32,720)    0.38   -   13.46               3.50
                                        --------------
OPTIONS OUTSTANDING, DECEMBER 31, 1996        163,362                                    8.53
 Options granted . . . . . . . . . . .         46,184     2.55   -   37.38              27.17
 Options lapsed or canceled. . . . . .         (9,346)                                  11.57
 Options exercised . . . . . . . . . .        (28,770)    0.79   -   25.96               6.26
                                        --------------
OPTIONS OUTSTANDING, DECEMBER 31, 1997        171,430                                   13.63
                                        ==============


There were 64,117,000, 100,664,000 and 130,760,000 shares available for grant under the plans at December 31, 1997, 1996 and 1995, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1997:


                             Options Outstanding             Options Exercisable
                   --------------------------------------  -----------------------
                                   Weighted     Weighted                 Weighted
                                    Average      Average                  Average
Ranges of             Shares       Remaining    Exercise      Shares     Exercise
Exercise Prices    In thousands  Life in Years    Price    In thousands    Price
==================================================================================
   under $5.00. .        42,682            4.2  $    3.13        39,348  $    3.02
   5.01 to 10.00.        42,588            7.3       8.59        18,599       8.58
   10.01 to 15.00        18,880            7.8      12.38         6,897      12.29
   15.01 to 20.00        29,202            8.8      15.88         5,575      16.10
   20.01 to 25.00           970            8.7      22.01           191      22.32
   25.01 to 30.00        27,771            9.9      28.20            99      26.34
    over $30.00 .         9,337            9.7      35.96            60      34.23


Prior to the merger with Compaq, Tandem had an employee stock purchase plan which entitled employees to purchase Tandem common stock at 85% of fair market value as of the first or last trading day for each quarterly participating period. Employees purchased 726,000, 1,352,000 and 920,000 shares as converted into Compaq's common stock for aggregate proceeds of $9 million, $11 million and $11 million, respectively in 1997, 1996 and 1995.

The weighted average fair value per share of stock based compensation issued during 1997, 1996 and 1995 was $9.74, $6.55 and $5.09, respectively. The fair value was estimated using the Black-Scholes model with the following weighted average assumptions:


                          1997   1996   1995
=============================================
Expected life (in years)     4      5      5
Interest rate. . . . . .   6.0%   6.1%   5.8%
Volatility . . . . . . .  33.3%  44.0%  46.4%
Dividend yield . . . . .   0.2%     -      -


Stock based compensation costs would have reduced pretax income by $91 million, $48 million and $12 million in 1997, 1996 and 1995 ($59 million, $31 million and $8 million after tax and $.04, $.02 and $.01 per share) if the fair values of such compensation in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Investment Plans - Compaq has investment plans available to all domestic employees and intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code of 1986. Compaq employees may contribute to the plan up to 14% of their salary with a yearly maximum not to exceed the maximum allowable by the Internal Revenue Service. Compaq will match employee contributions for an amount up to 6% of each employee's base salary. Tandem employees may contribute up to 18% of their salary with a company match up to 2.5% of the employees' earnings. Contributions are invested at the direction of the employee in one or more funds or can be directed to purchase common stock of Compaq at fair market value. Company contributions generally vest over three years although Company contributions for those employees having five years of service vest immediately. Company contributions are charged to expense over their vesting period. Amounts charged to expense were $48 million, $36 million and $30 million in 1997, 1996 and 1995, respectively.

Incentive Compensation Plan - Compaq has an incentive compensation plan for the majority of its employees. Payments under the plan are based on 6% of net income from operations, as defined, and are made semiannually. The amount expensed under the plan was $109 million, $76 million and $59 million in 1997, 1996 and 1995, respectively.

Stock Splits - On July 28, 1997 and January 20, 1998, Compaq effected a five-for-two and a two-for-one stock split, respectively, both in the form of a stock dividend. Shareholders of record as of July 14, 1997 and December 31, 1997 received three additional shares of common stock for every two shares they owned and one additional share of common stock for every share they owned on those dates, respectively. Share and per share data for all periods presented  herein  have  been  adjusted  to  give  effect  to  both  splits.

Dividends - On October 16, 1997, Compaq announced that the Board of Directors approved a cash dividend of $0.015 per share of common stock, or $23 million, to shareholders of record as of December 31, 1997. Compaq also made available to stockholders a dividend reinvestment plan whereby dividends can be directly reinvested in Compaq stock.

Direct Stock Purchase Plan - In 1997, Compaq announced a direct stock purchase plan whereby investors can purchase stock directly from the Company. Amounts purchased under this plan in 1997 have not been significant.

NOTE  9.    CERTAIN  MARKET  AND  GEOGRAPHICAL  DATA

The Company has subsidiaries in various foreign countries that manufacture and sell the Company's products in their respective geographic areas. Summary information with respect to the Company's geographic operations in 1997, 1996 and 1995 follows:


                             United States              Other
In millions                    And Canada    Europe   Countries    Eliminations    Consolidated
================================================================================================
1997

Sales to customers. . . . .  $       13,431  $ 7,850  $    3,303  $           -   $      24,584
Intercompany transfers. . .           2,017      311       1,856         (4,184)              -
                             --------------  -------  ----------  --------------  --------------
                             $       15,448  $ 8,161  $    5,159  $      (4,184)  $      24,584
                             ==============  =======  ==========  ==============  ==============
Income from operations. . .  $        1,740  $   771  $      336  $          45   $       2,892
                             ==============  =======  ==========  ==============
Corporate expenses, net (1)                                                                (134)
                                                                                  --------------
Pretax income                                                                     $       2,758
                                                                                  ==============
Identifiable assets . . . .  $        4,005  $ 2,223  $    1,556  $          83   $       7,867
                             ==============  =======  ==========  ==============
General corporate assets                                                                  6,764
                                                                                  --------------
Total assets                                                                      $      14,631
                                                                                  ==============

1996

Sales to customers. . . . .  $       10,654  $ 6,480  $    2,875  $           -   $      20,009
Intercompany transfers. . .           2,467      380       1,674         (4,521)              -
                             --------------  -------  ----------  --------------  --------------
                             $       13,121  $ 6,860  $    4,549  $      (4,521)  $      20,009
                             ==============  =======  ==========  ==============  ==============
Income from operations. . .  $        1,162  $   396  $      332  $          18   $       1,908
                             ==============  =======  ==========  ==============
Corporate expenses, net                                                                     (25)
                                                                                  --------------
Pretax income                                                                     $       1,883
                                                                                  ==============
Identifiable assets . . . .  $        4,532  $ 2,241  $    1,570  $         (93)  $       8,250
                             ==============  =======  ==========  ==============
General corporate assets                                                                  4,081
                                                                                  --------------
Total assets                                                                      $      12,331
                                                                                  ==============

1995

Sales to customers. . . . .  $        8,256  $ 5,890  $    2,529  $           -   $      16,675
Intercompany transfers. . .           2,009      330       1,681         (4,020)              -
                             --------------  -------  ----------  --------------  --------------
                             $       10,265  $ 6,220  $    4,210  $      (4,020)  $      16,675
                             ==============  =======  ==========  ==============  ==============
Income from operations. . .  $          687  $   740  $      295  $           8   $       1,730
                             ==============  =======  ==========  ==============
Corporate expenses, net (1)                                                                (404)
                                                                                  --------------
Pretax income                                                                     $       1,326
                                                                                  ==============
Identifiable assets . . . .  $        4,980  $ 2,215  $    1,686  $         (97)  $       8,784
                             ==============  =======  ==========  ==============
General corporate assets                                                                    853
                                                                                  --------------
Total assets                                                                      $       9,637
                                                                                  ==============

(1)  Includes  a  $208  million  and a $241 million non-recurring, non-tax-deductible charge for purchased  in-process technology in connection with acquisitions in 1997 and 1995, respectively, and  $44  million  of  non-tax-deductible  merger-related  costs  incurred  in  1997.

NOTE 10. COMMITMENTS, CONTINGENCIES, FINANCIAL INSTRUMENTS AND FACTORS THAT MAY AFFECT FUTURE OPERATIONS

Derivative  financial  instruments  and  fair  value  of financial instruments

Compaq utilizes primarily forward contracts and purchased foreign currency options to reduce its exposure to potentially adverse changes in foreign currency exchange rates. Compaq does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Compaq's program to reduce currency exposure associated with the net monetary assets of Compaq's international subsidiaries using the U.S. dollar as the functional currency includes agreements to exchange various foreign currencies for U.S. dollars. At December 31, 1997 and 1996, such agreements to sell foreign currencies included forward contracts aggregating $1.4 billion and $1.2 billion, respectively. Generally, gains and losses associated with currency rate changes on these forward contracts are recorded currently to income and are reflected in accounts receivable or other current liabilities in Compaq's balance sheet, while the interest element is recognized over the life of each contract. The amount recorded in the balance sheet approximates the fair value of such contracts at December 31, 1997 and 1996. The maturity dates of the forward contracts which were outstanding at December 31, 1997 extended from two days to six months.

From time to time, Compaq hedges a portion of its anticipated but not firmly committed sales of its international marketing subsidiaries using purchased foreign currency options. Realized and unrealized gains and the net premiums on these options are deferred and recognized as a component of sales in the same period that the related sales occur. Option contracts aggregating $311 million and $127 million were outstanding at December 31, 1997 and 1996, respectively, related to the hedge of such sales for a nine-month period. The unrealized gains deferred on these contracts were not material. In addition, Compaq frequently utilizes forward contracts to protect Compaq from the effects of currency fluctuations on anticipated but not firmly committed sales which are expected to occur within a three-month period. These forward contracts generally do not extend beyond the end of any quarter or year. Any gains or losses and the interest element on these forward contracts are recognized as a component of sales during each quarter.

Compaq may, from time to time, hedge commitments for inventory purchases and capital expenditures and other items constituting firm commitments. Any gain or loss, if realized, or cost related to these contracts are recorded as part of inventory or capital items upon acquisition. At December 31, 1997 and 1996, forward contracts related to these commitments totaled $100 million and $92 million, respectively.

In the event of a failure to honor one of these forward contracts by one of the banks with which Compaq has contracted, management believes any loss would be limited to the exchange rate differential from the time the contract was made until the time it was compensated. To the extent Compaq has option contracts outstanding, the amount of any loss resulting from a breach of contract would be limited to the amount of premiums paid for the options and the unrealized gain, if any, related to such contracts.

Compaq enters into various other types of financial instruments in the normal course of business. Fair values for certain financial instruments are based on quoted market prices. For other financial instruments, fair values are based on the appropriate pricing models using current market information. The amounts ultimately realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments. Fair values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities reflected in the December 31, 1997 and 1996 consolidated balance sheets approximate carrying value at these dates. The fair value of Compaq's long-term debt at December 31, 1996, was estimated to approximate the carrying value.

Concentration  of  credit  risk

Compaq's cash, cash equivalents, short-term investments and accounts receivable are subject to potential credit risk. Compaq's cash management and investment policies restrict investments to low risk, highly-liquid securities and Compaq performs periodic evaluations of the relative credit standing of the financial institutions with which it deals.

Compaq distributes products primarily through third-party resellers and as a result, maintains individually significant accounts receivable balances from various major resellers. If the financial condition and operations of these resellers deteriorate, Compaq's operating results could be adversely affected. One customer accounted for 11% of sales for 1997 and 12% of accounts receivable at December 31, 1997. During this period, no other customer of Compaq accounted for 10% or more of sales. In 1997, Compaq's five largest
resellers  represented  approximately  25%  of  Compaq's  1997  sales.    The
receivable balances from Compaq's five largest resellers represented approximately 32% of accounts receivable at December 31, 1997. Compaq generally has experienced longer accounts receivable cycles in its emerging markets, in particular Asia/Pacific and Latin America, when compared to its U.S. and European markets. In the event that accounts receivable cycles in these developing markets lengthen further or one or more of Compaq's larger resellers in these regions fail, Compaq's operating results could be adversely affected.

Contingencies

Certain of Compaq's resellers finance a portion of their inventories through third-party finance companies. Under the terms of the financing arrangements, Compaq may be required, in limited circumstances, to repurchase certain products from the finance companies. Additionally, Compaq has on occasion guaranteed a portion of certain resellers' outstanding balances with third-party finance companies and financial institutions. Guarantees under these and other arrangements were not significant at December 31, 1997 and 1996, respectively.

Compaq offers lease financing of selected products to its customers. Sales-type leases are originated by Compaq and either sold on a nonrecourse basis or used as collateral for borrowings from certain third-party financial institutions. Generally, Compaq receives all proceeds at the inception of the lease. The third-party financial institution assumes the credit risk and the administrative responsibility for the collection of the lease receivables. In the event of a default by a lessee, the financial institutions' only recourse is generally limited to the collaterized computer equipment. Compaq may be required to use its "best efforts" to remarket the computer equipment.

Factors  that  may  affect  future  operations

Compaq participates in a highly volatile industry that is characterized by fierce industry-wide competition for market share. Industry participants confront aggressive pricing practices, continually changing customer demand patterns, growing competition from well-capitalized high technology and consumer electronics companies, and rapid technological development carried out in the midst of legal battles over intellectual property rights. Compaq's operating results could be adversely affected should Compaq be unable to successfully integrate acquired entities, anticipate customer demand accurately, maintain short design cycles while meeting evolving industry performance standards, manage its product transitions, inventory levels and manufacturing processes efficiently, distribute its products quickly in response to customer demand, differentiate its products from those of its competitors or compete successfully in the markets for its new products.

Significant numbers of components are purchased from single sources due to technology, availability, price, quality or other considerations. Key components and processes currently obtained from single sources include certain of Compaq's displays, microprocessors, application specific integrated circuits and other custom chips, and certain processes relating to construction of the plastic housing for Compaq's computers. In addition, new products introduced by Compaq often initially utilize custom components obtained from only one source until Compaq has evaluated whether there is a need for additional suppliers. In the event that a supply of a key single-sourced material process or component were delayed or curtailed, Compaq's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Compaq attempts to mitigate these risks by working closely with key suppliers on product plans, strategic inventories and coordinated product introductions.

Litigation

Compaq is subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of any of those matters will have a material adverse effect on Compaq's consolidated financial position, operating results or cash flows.

Lease  commitments

Compaq leases certain manufacturing and office facilities and equipment under noncancelable operating leases with terms from one to 30 years. Rent expense for 1997, 1996 and 1995 was $135 million, $128 million and $123 million, respectively.

Compaq's minimum rental commitments under noncancelable operating leases at December 31, 1997 were: $107 million in 1998, $81 million in 1999, $62 million in 2000, $54 million in 2001, $45 million in 2002 and $236 million thereafter.

NOTE  11.    SUBSEQUENT  EVENT

On January 26, 1998, Compaq announced the execution of an agreement to acquire Digital Equipment Corporation. Under the terms of the transaction, shareholders of Digital will receive $30 in cash and 0.945 shares of Compaq common stock for each share of Digital stock. Compaq will issue approximately 150 million shares of Compaq common stock and $4.8 billion in cash. This transaction will be accounted for as a purchase. The transaction is subject to the approval of Digital's shareholders as well as clearance under antitrust laws and other customary closing conditions, and is expected to be completed in the second quarter of 1998.

SELECTED QUARTERLY UNAUDITED FINANCIAL DATA (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS):

The table below sets forth selected unaudited financial information for each quarter of the last two years.


                                         1ST       2ND       3RD       4TH
In millions, except per share amounts  QUARTER   QUARTER   QUARTER   QUARTER
=============================================================================
1997
Sales . . . . . . . . . . . . . . . .  $  5,272  $  5,515  $  6,474  $  7,323
Gross margin. . . . . . . . . . . . .     1,417     1,537     1,777     2,020
Net income(1) . . . . . . . . . . . .       414       257       517       667
Earnings per common share(1)(2)(3)
  Basic . . . . . . . . . . . . . . .  $   0.28  $   0.17  $   0.34  $   0.44
  Diluted . . . . . . . . . . . . . .  $   0.27  $   0.17  $   0.33  $   0.43
1996
Sales . . . . . . . . . . . . . . . .  $  4,626  $  4,471  $  4,947  $  5,965
Gross margin. . . . . . . . . . . . .     1,098     1,155     1,306     1,595
Net income(1) . . . . . . . . . . . .       242       224       365       487
Earnings per common share(1)(2)(3)
  Basic . . . . . . . . . . . . . . .  $   0.17  $   0.16  $   0.25  $   0.33
  Diluted . . . . . . . . . . . . . .  $   0.16  $   0.15  $   0.24  $   0.32

Earnings per common share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

All  quarters  have  been  restated  to  reflect  the  merger  with  Tandem.

(1) Includes a $208 million ($0.13 per share) non-recurring, non-tax-deductible charge for purchased in-process technology in connection with the Microcom acquisition in the second quarter of 1997, $44 million ($0.03 per share) of expenses related to the Tandem merger in the third quarter of 1997 and a restructuring charge of $52 million ($0.02 per share) for Tandem in the second quarter of 1996.
(2) The Company adopted FAS 128 in 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement.
(3) All per common share data reflect the five-for-two stock split in July 1997 and the two-for-one stock split in January 1998.

PART  III

ITEMS  10  TO  13  INCLUSIVE.

     These items have been omitted in accordance with the general instructions to Form 10-K Annual Report. The Registrant will file with the Commission in March 1998, pursuant to Regulation 14A, a definitive proxy statement that will involve the election of directors and approval of the 1998 Stock Option Plan. The information required by these items will be included in such proxy statement and are incorporated herein by reference.

PART  IV

ITEM  14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The  following  documents  are  filed  as  a  part  of  this report:

     1.          Financial  Statements.

     Report  of  Independent  Accountants
     Consolidated Balance Sheet at December 31, 1997 and 1996 Consolidated Statement of Income for the three years ended December 31,
       1997
     Consolidated  Statement  of Cash Flows for the three years ended December
       31,  1997
     Consolidated  Statement of Stockholders' Equity for the three years ended
       December  31,  1997
     Notes  to  Consolidated  Financial  Statements
     Schedule  II:  Valuation  and  Qualifying  Accounts.

     2.          Exhibits.

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated by reference as exhibits. Except as indicated, Compaq filed these documents with the SEC.


EXHIBIT
   NO.                               DESCRIPTION OF EXHIBITS
-------                              -----------------------
  3.1    Restated Certificate of Amendment.
  3.2    Bylaws (Exhibit No. 3.2 to Form 10-Q for the quarter ended September 30, 1997).
 10.1    1982 Stock Option Plan, as amended (Exhibit 10.1 to Form 10-Q for the quarter ended
         June 30, 1989 ("1989 Second Quarter Form 10-Q")). *
 10.2    1985 Stock Option Plan (Exhibit 10.3 to Form 10-K for the year ended December 31,
         1991 ("1991 Form 10-K")). *
 10.3    1985 Executive and Key Employees Stock Option Plan, as amended (Exhibit 10.3 to
         1989 Second Quarter Form 10-Q). *
 10.4    1985 Nonqualified Stock Option Plan, as amended (Exhibit 10.4 to 1989 Second
         Quarter Form 10-Q). *
 10.5    Forms of Stock Option Agreements relating to Exhibits 10.1 through 10.5 (Exhibit 10.6 to Form 10-K for the year ended December 31, 1987). *
 10.6    1989 Equity Incentive Plan, as amended. *
 10.7    Form of Stock Option Notice relating to Exhibit 10.6, as amended (Exhibit 10.7 to 1996
         Form 10-K). *
 10.8    1995 Equity Incentive Plan, as amended. *
 10.9    Form of Stock Option Notice relating to Exhibit 10.8, as amended (Exhibit 10.9 to 1996
         Form 10-K). *
10.10    Bonus Incentive Plan (Exhibit 10.11 to Form 10-K for the year ended December 31, 1995). *
10.11    Stock Option Plan for Non-Employee Directors, as amended. *
10.12    Forms of Stock Option Notice relating to Exhibit 10.11 (Exhibit 10.9 to 1996 Form 10-K). *
10.13    Employment Agreement dated as of January 1, 1992 between Compaq and Eckhard
         Pfeiffer (Exhibit 10.15 to 1991 Form 10-K). *

10.14    Form of letter agreement between Compaq and its executive officers (Exhibit 10.16 to
         1991 Form 10-K). *
10.15    Deferred Compensation and Supplemental Savings Plan (Exhibit 4.1 to Registration
         Statement No. 333-42375 on Form S-8). *
10.16    First Amendment to Deferred Compensation and Supplemental Savings Plan (Exhibit
         4.2 to Registration Statement No. 333-4275 on Form S-8). *
10.17    Form of employment agreement between Tandem Computers, Incorporated and Roel
         Pieper (Exhibit 10.1 to Tandem Computers Incorporated's Form 10-Q for the quarter ended June 30, 1995). *
10.18    $1,000,000,000 Credit Agreement dated as of September 22, 1997, among Compaq
         Computer Corporation, the banks signatory thereto and Bank of America National Trust and Savings Association, as Administrative Agent.
10.19    $3,000,000,000 Credit Agreement dated as of September 22, 1997, among Compaq
         Computer Corporation, the banks signatory thereto and Bank of America National Trust and Savings Association, as Administrative Agent.
   21    Subsidiaries.
   23    Consent of Price Waterhouse LLP, independent accountants.
   27    Financial Data Schedule (EDGAR version only).

     *  Indicates  management  contract  or  compensatory  plan  or  arrangement.

          (b)  Reports  on  Form  8-K.

     Current  Report  on  Form  8-K  filed  January  22,  1997.
     Current  Report  on  Form  8-K  filed  April  10,  1997.
     Current  Report  on  Form  8-K  filed  April  16,  1997.
     Current  Report  on  Form  8-K  filed  May  14,  1997.
     Current  Report  on  Form  8-K  filed  June  24,  1997.
     Current  Report  on  Form  8-K  filed  June  26,  1997.
     Current  Report  on  Form  8-K  filed  July  1,  1997.
     Current  Report  on  Form  8-K  filed  July  11,  1997.
     Current  Report  on  Form  8-K  filed  September  3,  1997.
     Current  Report  on  Form  8-K  filed  October  16,  1997.
     Current  Report  on  Form  8-K  filed  November  21,  1997.
     Current  Report  on  Form  8-K  filed  January  21,  1998.
     Current  Report  on  Form  8-K  filed  January  27,  1998.
     Current  Report  on  Form  8-K  filed  February  11,  1998.



     Compaq, the Compaq logo, ProLiant, Deskpro, Armada, Compaq Insight Manager, LTE, Presario, ProSignia and SmartStart are registered trademarks of Compaq Computer Corporation. CompaqCare is a registered service mark of Compaq Computer Corporation. WINDOWS NT is a trademark of Microsoft Corporation. Other product names mentioned herein may be trademarks or registered trademarks of their respective companies.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of February, 1998.

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



         SIGNATURE                          TITLE                      DATE
----------------------------  ---------------------------------  -----------------

                              President and Director             February 17, 1998
/s/ ECKHARD PFEIFFER          (principal executive officer)
----------------------------
  (Eckhard Pfeiffer)
                              Senior Vice President              February 17, 1998
                              and Chief Financial Officer
/s/ EARL L. MASON             (principal financial officer and
----------------------------
  (Earl L. Mason)             principal accounting officer)


                              Chairman of the                    February 17, 1998
/s/ BENJAMIN M. ROSEN         Board of Directors
----------------------------
  (Benjamin M. Rosen)


/s/ LAWRENCE T. BABBIO, JR.   Director                           February 17, 1998
----------------------------
  (Lawrence T. Babbio, Jr.)


/s/ ROBERT TED ENLOE, III     Director                           February 17, 1998
----------------------------
  (Robert Ted Enloe, III)


/s/ GEORGE H. HEILMEIER       Director                           February 17, 1998
----------------------------
  (George H. Heilmeier)


/s/ GEORGE E.R. KINNEAR II    Director                           February 17, 1998
----------------------------
  (George E.R. Kinnear II)

/s/ PETER N. LARSON           Director                           February 17, 1998
----------------------------
  (Peter N. Larson)


/s/ KENNETH L. LAY            Director                           February 17, 1998
----------------------------
  (Kenneth L. Lay)


/s/  THOMAS J. PERKINS        Director                           February 17, 1998
----------------------------
  (Thomas J. Perkins)


/s/ KENNETH ROMAN             Director                           February 17, 1998
----------------------------
  (Kenneth Roman)


/s/ LUCILLE S. SALHANY        Director                           February 17, 1998
----------------------------
  (Lucille S. Salhany)

                                                                   SCHEDULE II


                          COMPAQ COMPUTER CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS


Year ended December 31, In millions      1997    1996    1995
==============================================================
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance, beginning of period . . . . .  $ 247   $ 118   $  93
Additions charged to expense . . . . .     19     160      47
Reductions . . . . . . . . . . . . . .    (23)    (31)    (22)
                                        ------  ------  ------
Balance, end of period . . . . . . . .  $ 243   $ 247   $ 118
                                        ======  ======  ======

DEFERRED TAX ASSET VALUATION ALLOWANCE
Balance, beginning of period . . . . .  $ 121   $ 119   $ 107
Additions charged to expense . . . . .     43       9      12
Reductions . . . . . . . . . . . . . .    (30)     (7)
                                        ------  ------  ------
Balance, end of period . . . . . . . .  $ 134   $ 121   $ 119
                                        ======  ======  ======
