Form 10-Q
period 1998-03-31
COMPAQ COMPUTER CORP
filed 1998-05-14
CIK 714154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998



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

                             Yes  [ X ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 31, 1998, was approximately 1.5 billion.

                         PART I.  FINANCIAL INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS


                               COMPAQ COMPUTER CORPORATION
                                CONSOLIDATED BALANCE SHEET
                                       (UNAUDITED)


                                          ASSETS

                                                                MARCH 31,   DECEMBER 31,
                                                                   1998         1997
                                                                ----------  -------------
                                                                     (IN MILLIONS)
Current assets:
   Cash and cash equivalents                                    $    7,107  $       6,418
   Short-term investments                                                -            344
   Accounts receivable, net                                          2,743          2,891
   Inventories                                                       1,256          1,570
   Deferred income taxes                                               594            595
   Other current assets                                                207            199
                                                                ----------  -------------
        Total current assets                                        11,907         12,017
Property, plant and equipment, less accumulated depreciation         2,028          1,985
Other assets                                                           645            629
                                                                ----------  -------------
                                                                $   14,580  $      14,631
                                                                ==========  =============


                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $    2,812  $       2,837
   Income taxes payable                                                257            195
   Other current liabilities                                         2,037          2,170
                                                                ----------  -------------
        Total current liabilities                                    5,106          5,202
                                                                ----------  -------------
Stockholders' equity:
    Preferred stock, $.01 par value
       (authorized: 10 million shares; issued: none)
    Common stock and capital in excess of $.01 par value
       (authorized: 3 billion shares; issued and outstanding:
       1,526 million shares at March 31, 1998 and
       1,519 million shares at December 31, 1997)                    2,153          2,096
    Retained earnings                                                7,321          7,333
                                                                ----------  -------------
       Total stockholders' equity                                    9,474          9,429
                                                                ----------  -------------
                                                                $   14,580  $      14,631
                                                                ==========  =============

                  See accompanying notes to consolidated financial data.


                             COMPAQ COMPUTER CORPORATION
                          CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)


                                                              QUARTER ENDED
                                                                MARCH 31,
                                                     ------------------------------
                                                          1998            1997
                                                     --------------  --------------
                                                           (IN MILLIONS, EXCEPT
                                                             PER SHARE AMOUNTS)
Sales                                                $        5,687   $       5,272
Cost of sales                                                 4,664           3,855
                                                     ---------------  --------------
                                                              1,023           1,417
                                                     ---------------  --------------

Selling, general and administrative expense                     785             639
Research and development costs                                  245             189
Other income and expense, net                                  ( 30)           ( 15)
                                                     ---------------  --------------
                                                              1,000             813
                                                     ---------------  --------------
Income before provision for income taxes                         23             604
Provision for income taxes                                        7             190
                                                     ---------------  --------------
Net income                                           $           16   $         414
                                                     ===============  ==============


Earnings per common share:
          Basic                                      $         0.01   $        0.28
                                                     ===============  ==============
          Diluted                                    $         0.01   $        0.27
                                                     ===============  ==============


Shares used in computing earnings per common share:
          Basic                                               1,523           1,494
                                                     ===============  ==============
          Diluted                                             1,584           1,541
                                                     ===============  ==============

             See accompanying notes to consolidated financial data.


                                  COMPAQ COMPUTER CORPORATION
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)

                                                                         QUARTER ENDED
                                                                            MARCH 31,
                                                              --------------------------------
                                                                  1998              1997
                                                              --------------   ---------------
                                                                         (IN MILLIONS)

Cash flows from operating activities:
  Net income                                                  $           16   $          414
  Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                     151              127
       Changes in operating assets and liabilities:
       Accounts receivable                                               119              317
       Inventories                                                       314             ( 97)
       Other current assets                                               (9)              29
    Accounts payable                                                    ( 23)             223
    Income taxes payable                                                  62             ( 72)
    Other current liabilities                                          ( 195)               6
                                                              ---------------  ---------------
  Net cash provided by operating activities                              435              947
                                                              ---------------  ---------------
Cash flows from investing activities:
  Purchases of property, plant and equipment, net                      ( 157)           ( 140)
  Purchases of short-term investments                                      -            ( 158)
  Proceeds from short-term investments                                   344            1,037
  Other, net                                                            ( 27)              77
                                                              ---------------  ---------------
  Net cash provided by investing activities                              160              816
                                                              ---------------  ---------------
Cash flows from financing activities:
  Issuance of common stock pursuant to stock option plans                 58               23
  Dividend paid                                                         ( 23)               -
  Other, net                                                               -             ( 37)
                                                              ---------------  ---------------
  Net cash provided by (used in) financing activities                     35              (14)
                                                              ---------------  ---------------
Effect of exchange rate changes on cash and cash equivalents              59               14
                                                              ---------------  ---------------
  Net increase in cash and cash equivalents                              689            1,763
Cash and cash equivalents at beginning of period                       6,418            3,008
                                                              ---------------  ---------------
Cash and cash equivalents at end of period                    $        7,107   $        4,771
                                                              ===============  ===============

                    See accompanying notes to consolidated financial data.

                           COMPAQ COMPUTER CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL DATA

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

     The accompanying unaudited financial data as of March 31, 1998 and December 31, 1997 and for the quarters ended March 31, 1998 and 1997 have been prepared on substantially the same basis as Compaq's annual consolidated financial statements. The financial information provided for the quarter ended March 31, 1997 has been restated to reflect the acquisition of Tandem Computers Incorporated in August 1997, which was accounted for as a pooling of interests. In the opinion of Compaq, the data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates.

NOTE  2  -  INVENTORIES
-----------------------

     Inventories  consisted  of  the  following  components:


                                     MARCH 31,   DECEMBER 31,
                                       1998         1997
                                    ----------  -------------
                                          (IN MILLIONS)
Raw materials and work-in-process   $      551  $         767
Finished goods                             705            803
                                    ----------  -------------
                                    $    1,256  $       1,570
                                    ==========  =============



NOTE  3  -  OTHER  INCOME  AND  EXPENSE
---------------------------------------

     Other  income  and  expense  consisted  of  the  following:


                                               QUARTER ENDED
                                                  MARCH 31,
                                          -----------------------
                                               1998         1997
                                          ---------------  ------
                                               (IN MILLIONS)
Interest and dividend income              $         ( 85)  $( 59)
Interest income associated with hedging              ( 1)    ( 2)
Other interest expense                                40      37
Currency losses, net                                   4       2
Other, net                                            12       7
                                          ---------------  ------
                                          $         ( 30)  $( 15)
                                          ===============  ======


NOTE  4  -  BUSINESS  COMBINATIONS
----------------------------------

     On January 26, 1998, Compaq announced the execution of an agreement to acquire Digital Equipment Corporation. Under the terms of the transaction, shareholders of Digital will receive $30 in cash and 0.945 shares of Compaq common stock for each share of Digital stock. Compaq will issue approximately 139 million shares of Compaq common stock and $4.4 billion in cash. This transaction will be accounted for as a purchase. The transaction is subject to approval of Digital's shareholders as well as other customary closing conditions and is expected to be completed in the second quarter of 1998.

NOTE  5  -  LITIGATION
----------------------

     On April 16, 1998, a class action lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division. The action is a purported class action of all persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998, and the named defendants include the Company and certain of its current and former officers and directors. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by, among other things, withholding information and making misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock, and further alleges that certain of the individual defendants sold Compaq common stock at these inflated prices. The plaintiffs seek monetary damages, interest, costs and expenses. The Company intends to defend the suit vigorously.

NOTE  6  -  COMPREHENSIVE  INCOME
---------------------------------

     Compaq adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, beginning with Compaq's fourth quarter of 1997. SFAS 130 separates comprehensive income into two components net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. Compaq's other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency recognized during the quarter ended March 31, 1998 and 1997, respectively. Cumulative comprehensive income as of March 31, 1998 and 1997, respectively, is insignificant, and therefore, is not disclosed in the balance sheet as a separate component of stockholders' equity. The components of comprehensive income are listed below:


                            QUARTER ENDED
                              MARCH 31,
                           --------------

                            1998    1997
                           ------  ------
                            (IN MILLIONS)
Net income                 $  16   $ 414
Other comprehensive loss    (  3)    (10)
                           ------  ------
Comprehensive income       $  13   $ 404
                           ======  ======


NOTE  7  -  EARNINGS  PER  COMMON  SHARE
----------------------------------------

     Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 61 million and 47 million in the first quarter of 1998 and 1997 respectively, were used in the calculation of diluted earnings per common share. Options to purchase 9 million and 32 million shares of common stock in the first quarter of 1998 and 1997 respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

NOTE  8  -  SUBSEQUENT  EVENT
-----------------------------

     On April 23, 1998, the Board of Directors authorized a systematic stock repurchase program to acquire up to 100 million shares of Compaq's common stock. The shares will be purchased in open market or private transactions. The number of shares to be purchased and the timing of purchases will be based on several factors, including the level of stock issuance under the equity incentive plans, the price of Compaq stock, general market conditions and other factors. Compaq implemented this program on May 4, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated interim financial statements. Except as specifically indicated, the forward-looking statements contained in this discussion do not take into consideration the impact of Compaq's agreement to merge with Digital Equipment Corporation as described in Item 1, Notes to Consolidated Financial Data. The merger is subject to the approval of Digital's shareholders as well as certain regulatory approvals. We expect to consummate the merger in the second quarter of 1998.

RESULTS  OF  OPERATIONS

     The following table presents, as a percentage of sales, certain selected financial data for quarters ended March 31, 1998 and 1997.


                                               QUARTER ENDED
                                                 MARCH 31,
                                              --------------

                                               1998    1997
                                              ------  ------

Sales                                         100.0%  100.0%
Cost of sales                                  82.0    73.1
                                              ------  ------
Gross margin                                   18.0    26.9

Selling, general and administrative expenses   13.8    12.1
Research and development costs                  4.3     3.6
Other income and expense, net                 ( 0.5)   (0.3)
                                              ------  ------
17.6 15.4
                                              ------  ------
Income before provision for income taxes        0.4%   11.5%
                                              ======  ======


SALES

     Sales increased 8% in the first quarter of 1998, over the comparable period of 1997, as a result of an increase in the number of units sold of 40% and an increase in option sales, partially offset by additional price reductions and aggressive promotional activities on commercial products in North America. Due to lower than expected sales out of the North American commercial channels, these actions were taken to reduce channel inventories and accelerate the implementation of our Optimized Distribution Model as well as to respond to competitive pricing conditions. North America sales growth in absolute dollars was approximately 5% when compared to the same period last year, reflecting the pricing and promotional actions taken during the first quarter of 1998. European sales increased 18% over the comparable period in 1997. Other international sales decreased 8% over the comparable period in 1997 primarily reflecting the continued adverse market conditions in the Asian and Japanese regions. North American sales, including Canada, represented 49% of total sales in the first three months of 1998 compared with 50% for the same period of 1997. European sales represented 38% of total sales in the first three months of 1998 compared to 35% in the comparable period of 1997.

GROSS  MARGIN

     Gross margin as a percentage of sales decreased to 18.0% in the first quarter of 1998, compared to 26.9% in the comparable period of 1997. The decrease resulted primarily from significant pricing and promotional actions taken in the North American market as discussed above.

OPERATING  EXPENSES

     Compaq's selling, general and administrative expense increased to 13.8% of sales in the first quarter of 1998 as compared with 12.1% in the same period of 1997 due to the impact of the aforementioned pricing and promotional actions on sales during the current quarter. Compaq anticipates that for the remainder of 1998, selling, general and administrative expense will increase in absolute dollars as it supports significant new product introductions, steps up its advertising and promotion programs, and increases its investment in the area of service and support.

     Research and development costs increased to 4.3% of sales in the first quarter of 1998 compared to 3.6% in the corresponding period of 1997. Compaq is committed to continuing a significant research and development program to support current operations and meet the demands of new product introductions.

OTHER  ITEMS

     Compaq had other income of $30 million and $15 million in the first quarter of 1998 and 1997, respectively. This difference was primarily due to an increase in interest and dividend income related to higher combined cash and short-term investment balances, partially offset by increased interest expense.

     The translation gains and losses relating to the financial statements of certain of Compaq's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and were a net loss of $4 million in the first quarter of 1998, compared to a net loss of $2 million in the first quarter of 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Compaq's working capital of $6.8 billion at March 31, 1998, remained essentially unchanged compared to December 31, 1997.

     Compaq's cash, cash equivalents, and short-term investments increased to $7.1 billion at March 31, 1998, from $6.8 billion at December 31, 1997, primarily due to positive cash flow from operating activities including improved management of inventory, partially offset by a decrease in other current liabilities. Approximately $1.0 billion of accounts receivable were sold in the first quarter of 1998, compared to $1.1 billion in the quarter ended December 31, 1997. Inventory levels decreased to $1.3 billion compared to $1.6 billion at December 31, 1997, primarily due to changes in production planning.

     Cash used in the first quarter of 1998 for the purchase of property, plant, and equipment totaled $157 million. Compaq estimates that capital expenditures for land, buildings, and equipment during the remainder of 1998 will be $613 million.

     Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds instead of repatriating funds in the form of dividends from Compaq's foreign subsidiaries. Compaq has a $4 billion syndicated credit facility (of which $1 billion expires in September 1998 and $3 billion expires in September 2002) that was unused at March 31, 1998. Compaq has established a commercial paper program, supported by the syndicated credit facility, which was unused at March 31, 1998. Compaq believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon Compaq's needs and market conditions.

     Compaq will use approximately $4.4 billion in cash to acquire Digital Equipment Corporation and expects to acquire approximately $2 billion in cash from Digital. The transaction is subject to approval of Digital's shareholders as well as other customary closing conditions and is expected to be completed in the second quarter of 1998.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

     Compaq participates in a highly volatile industry that is characterized by fierce industry-wide competition for market share. Industry participants confront aggressive pricing practices, continually changing customer demand patterns, growing competition from well-capitalized high technology and consumer electronics companies, and rapid technological development carried out in the midst of legal battles over intellectual property rights and the application of antitrust laws. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth below discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

     Market Environment. We expect the personal computer market to expand in 1998 in line with third party research organizations' forecasts of unit growth in the range of 15% to 16%. We expect the enterprise market to expand with the development of internet and intranet enterprise applications and the corporate MIS migration from legacy systems to client/server systems. With our acquisition of Tandem Computers Incorporated in the third quarter of 1997 and the anticipated acquisition of Digital Equipment Corporation in the second quarter of 1998, we confront a challenge in building the high-end UNIX solutions market while continuing to advance the sphere of NT-based solutions to achieve the lowest cost of ownership and the highest computing value for our customers. Although Compaq has programs and products focused on meeting market demand, gaining market share profitably and maintaining gross margins, Compaq's ability to achieve these goals is subject to the risks set forth in this discussion.

     Competitive Environment. Competition remains fierce in the information technology industry with a large number of competitors vying for market share. Competition creates an aggressive pricing environment, which continues to put pressure on gross margins. A number of PC companies sell directly to end users and, particularly in the U.S., direct sales have increased as a percentage of the total PC market. Compaq has established a variety of programs designed to increase its manufacturing, distribution, and business process efficiencies to enable it to compete more effectively. In early March 1998, Compaq announced that its earnings in the first quarter would be at break even as a consequence of pricing actions and aggressive promotions to reduce channel inventories due to lower than expected channel sales during the quarter and to accelerate the implementation of its Optimized Distribution Model. Compaq's outlook for the second quarter remains cautious as it continues to evaluate the effectiveness of these programs. In the second quarter, Compaq will implement additional programs, particularly in North America, to further increase its competitiveness against direct sellers. The success of these programs depends upon Compaq's ability to continue its successful working relationship with its reseller channel, the implementation of more efficient component supply, manufacturing, and distribution strategies to increase overall efficiencies, and market responses by our competitors.

     Risks of Newly Acquired Businesses. Subject to approval by Digital shareholders and certain regulatory approvals, Compaq will expand its service offerings and enterprise solutions through its pending acquisition of Digital Equipment Corporation. At that time, Compaq will confront a number of risks associated with Digital's business. Compaq believes that the Digital acquisition will enhance its operating results, but as with any significant acquisition or merger, Compaq confronts challenges in retaining key employees, maintaining key industry alliances, synchronizing product roadmaps and business processes, and integrating logistics, marketing, product development, and manufacturing operations to achieve greater efficiencies. Compaq plans to continue to use strategic acquisitions and mergers to assist in the growth of its business.

     Third  Party  Relationships.  We  work  with  third  parties  in  strategic alliances to facilitate product offerings, product development, and compatibility, in various manufacturing, configuring and shipping capacities, and as suppliers of components and services in non-core competencies. Although we try to achieve strong working relationships with parties who share our industry goals and have adequate resources to fulfill their responsibilities, these relationships lead to a number of risks. First, these companies may suffer financial, or operational difficulties that affect their performance, which could lead to delays in product announcements and gaps in component supplies. Second, major companies from which we purchase components or services (such as Intel, Microsoft, Cisco and IBM) may be competitors in other areas, which could affect pricing, new product development or future performance. Third, difficulties in coordinating activities may lead to gaps in delivery and performance of our products. Finally, companies from which we purchase components may be subject to legal challenges that impede their ability to ship their products in a timely manner. A number of regulatory authorities are currently investigating allegations of violations of antitrust laws by Microsoft and Intel. Any delays in shipments of new products resulting from such investigations could delay shipments of our products as well as negatively impact customer demand stemming from new product generations.

     Inventory. In the event of a drop in worldwide demand for computer products, lower-than-anticipated demand for one or more of Compaq's products, difficulties in managing product transitions, or component pricing movements, there could be an adverse impact on inventory levels, cash, and related profitability.

     Rapid Technology Cycles. We believe the computer industry will continue to drive rapid technology cycles. In planning product transitions, we evaluate the speed at which customers are likely to switch to newer products. The contrast between prices of old and new products, which is related to component costs, is a critical variable in predicting customer decisions to move to the next generation of products. Because of the lead times associated with our volume production, should we be unable to gauge the rate of product transitions accurately, there could be an adverse impact on inventory levels, cash, and profitability. In addition, as a result of the Tandem acquisition and the anticipated Digital transaction, Compaq is engaged in direct sales of computer systems with software developed to meet customers' specific needs. The longer-term nature of fulfilling such contracts exposes Compaq to risks associated with customized specifications.

     Product Transitions. In each product cycle, we confront the risk of delays in production that could impact sales of newer products while we manage the inventory of older products and facilitate the sale of older inventory held by resellers. To ease product transitions, we carry out pricing actions and marketing programs to increase sales in reseller channels. We provide currently for estimated product returns and price protection that may occur under reseller programs and under floor planning arrangements with third-party finance companies. Should we be unable to sell the inventory of older products at anticipated prices, should we not anticipate pricing actions that are necessary, or if dealers hold higher than expected amounts of inventory subject to price protection at the time of planned price reductions, there could be a resulting adverse impact on sales, gross margins, and profitability.

     Systems Implementation. We continue to focus on making business and information management processes more efficient in order to increase customer satisfaction, improve productivity and lower costs. In the event of a delay in implementing improvements, there could be an adverse impact on inventory levels, cash and related profitability. In connection with these efforts, we are moving many of our systems from a legacy environment of proprietary systems to client-server architectures as well as integrating systems from newly acquired businesses. Should the transition to new systems not occur in a smooth and orderly manner, we could experience disruptions in operations, which could have an adverse financial impact.

     Technology Standards and Key Licenses. Participants in the computer industry generally rely on the creation and implementation of technology standards to win the broadest market acceptance for their products. We must successfully manage and participate in the development of standards while continuing to differentiate Compaq products in a manner valued by customers. While industry participants generally accept, and may encourage, the use of their intellectual property by third parties under license, when intellectual property owned by competitors or suppliers becomes accepted as an industry standard, we must obtain a license, purchase components utilizing such technology from the owners of such technology or their licensees, or otherwise acquire rights to use such technology, which could result in increased costs. Compaq has entered into license agreements with key industry participants, including Intel, Texas Instruments and Microsoft. There can be no assurance that we will be able to negotiate terms that give us a competitive market advantage under the license agreements that are necessary to operate our business in the future.

     Production Forecasts. In managing production, we must forecast customer demand for our products. Should we underestimate the supplies needed to meet demand, we could be unable to meet customer demand. Should we overestimate the supplies needed to meet customer demand, cash and profitability could be adversely affected. Many of the components used in our products, particularly microprocessors and memory, experience steep price declines over their product lives. If we are unable to manage purchases and utilization of such components efficiently to maintain low inventory levels immediately prior to major price declines, we could be unable to take immediate advantage of such declines to lower product costs, which could adversely affect our sales and gross margins. Furthermore, should prices for components increase unexpectedly, Compaq's gross margin could be adversely affected.

     Credit Risks. Compaq's primary means of distribution remains third-party resellers. We continually monitor and manage the credit we extend to resellers and attempt to limit credit risks by broadening distribution channels, utilizing certain risk transfer arrangements and obtaining security interests. Our business could be adversely affected in the event that the financial condition of third-party computer resellers erodes. Upon the financial failure of a major reseller, we could experience disruptions in distribution as well as the loss of the unsecured portion of any outstanding accounts receivable. Geographic expansion, particularly manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas such as Asia Pacific, Latin America and other emerging markets, subject Compaq to a number of economic and other risks, such as financial instability among resellers in these regions. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular Asia Pacific and Latin America, when compared to U.S. and European markets. In addition, geographic expansion subjects Compaq to political and financial instability of the countries into which Compaq expands, including currency devaluation and interest rate fluctuations. We continue to evaluate business operations in these regions and attempt to take measures to limit risks in these areas.

     Year 2000 Compliance. We believe the cost of administering Compaq's Year 2000 readiness program, exclusive of any customer claims, will not have a material adverse impact on future earnings. Since there is no uniform definition of Year 2000 "compliance" and since all customer situations cannot be anticipated, particularly those involving third party products, Compaq may see an increase in warranty and other claims as a result of the Year 2000 transition. Such claims, if successful, could have a material adverse impact on future results. See "Item 1. Business - Year 2000 Transition" in Compaq's Form 10-K for the year ended 1997 for additional information.

     Projects to address Compaq's internal information systems currently are underway, and Compaq is in the process of replacing some of its older systems with new systems that are able to handle the Year 2000 transition. We will continue to review internal system requirements and to correct further issues as they are identified. Although our evaluation of these systems is still in process, we believe that the impact of the Year 2000 transition on our internal systems will not have a material adverse impact on future results. In addition, Compaq's task force is evaluating the impact of Year 2000 compliance of suppliers, is asking suppliers about compliance, and is establishing Year 2000 compliance requirements for suppliers. Since the compliance of suppliers depends upon their cooperation, failures remain a possibility and could have a material adverse impact on future results.

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

     Currency Fluctuations. Compaq's risks associated with currency fluctuations are discussed in Item 3 below.

     Because of the foregoing factors, as well as other variables affecting Compaq's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


ITEM  3.    MARKET  RISKS

     Compaq is exposed to market risks, which include changes in U.S. and international interest rates as wells as changes in currency exchange rates as measured against the U.S. dollar and each other. We attempt to reduce these risks by utilizing financial instruments, including derivative transactions, pursuant to company policies.

     Compaq uses market valuations and value-at-risk valuation methods to assess market risk of its financial instruments and derivative portfolios. It uses J.P. Morgan's RiskMetrics (TM) to estimate the value-at-risk based on Estimates of volatility and correlation of market factors drawn from J.P. Morgan's RiskMetrics (TM) data sets as of March 31, 1998. Our measured value-at-risk from holding derivative and other financial instruments, using a 95% confidence level and assuming normal market conditions at March 31, 1998, was immaterial.

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

                           PART II.  OTHER INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

     On April 16, 1998, a class action lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division. See Note 5 to Consolidated Financial Data.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of security holders during the first quarter of 1998. At the annual meeting of stockholders of Compaq on April 23, 1998, the stockholders voted on two proposals. The first was a proposal to elect Benjamin M. Rosen, Eckhard Pfeiffer, Lawrence T. Babbio, Jr., Robert Ted Enloe, III, George H. Heilmeier, Peter N. Larson, Kenneth L. Lay, Thomas J. Perkins, Kenneth Roman and Lucille S. Salhany as directors of Compaq. The following table sets forth the votes in such election:


                                      VOTES AGAINST
DIRECTOR                   VOTES FOR    OR WITHHELD
-----------------------  -------------  -----------
Benjamin M. Rosen        1,316,058,804    8,049,279
Eckhard Pfeiffer         1,316,037,723    8,070,360
Lawrence T. Babbio, Jr.  1,316,671,217    7,436,856
Robert Ted Enloe, III    1,316,221,367    7,886,716
George H. Heilmeier      1,316,230,101    7,877,982
Peter N. Larson          1,316,415,455    7,692,629
Kenneth L. Lay           1,316,115,676    7,992,407
Thomas J. Perkins        1,316,242,679    7,865,404
Kenneth Roman            1,316,194,326    7,913,757
Lucille S. Salhany       1,316,107,886    8,000,197


     The  shareholders also voted on a proposal to approve the 1998 Stock Option
Plan.    The  following  table  sets  forth  the  votes  in  such  election:

     Number  of  Shares:
          Voted  For:               611,418,972
          Withheld                  342,017,749
          Abstentions                 7,200,464
          Broker  Non-Votes         363,470,898

ITEM  5.    OTHER  INFORMATION

     See  Note  8  to  Consolidated  Financial  Data.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibit No. Description

     10.20       1998  Stock  Option  Plan*

     11          Statement  regarding  computation  of  per  share  earnings

     27          EDGAR  financial  data  schedule

     *  Indicates  management  contract  or  compensatory  plan  or arrangement.

(b)     (i)     Report  on  Form 8-K dated January 21, 1998, containing Compaq's news release dated January 21, 1998, with respect to its earnings release for the fourth quarter of 1997.

      (ii) Report on Form 8-K dated January 25, 1998, containing Compaq's news release dated January 26, 1998, with respect to Compaq's proposed acquisition of Digital Equipment Corporation.

     (iii) Report on Form 8-K dated January 25, 1998, containing the Agreement and Plan of Merger regarding Compaq's proposed acquisition of Digital Equipment Corporation.

     (iv) Report on Form 8-K dated March 6, 1998, containing (A) Compaq's news release dated March 6, 1998, with respect to its anticipated first quarter results and (B) Compaq's news release dated March 9, 1998, with respect to the Federal Trade Commission's request for additional information in connection with Compaq's pending acquisition of Digital Equipment Corporation.

     (v) Report on Form 8-K dated April 15, 1998, containing Compaq's news release dated April 15, 1998, with respect to its earnings release for the first quarter of 1998.

     (vi) Report on Form 8-K dated May 6, 1998, containing Compaq's news release dated May 6, 1998, with respect to its pending acquisition of Digital Equipment Corporation.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     May  13,  1998                                  COMPAQ COMPUTER CORPORATION



                                                    /s/  Earl  L.  Mason
                                                    ----------------------------
                                                    Earl L. Mason,
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                 (as authorized officer and
                                                 as principal financial officer)