Form 10-Q
period 1998-06-30
COMPAQ COMPUTER CORP
filed 1998-08-14
CIK 714154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998



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

                             Yes  [ X ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of June 30, 1998, was approximately 1.7 billion.

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                               COMPAQ COMPUTER CORPORATION
                               CONSOLIDATED BALANCE SHEET
                                       (UNAUDITED)


                             ASSETS
                                                                JUNE 30,   DECEMBER 31,
                                                                  1998         1997
                                                               ----------  -------------
(IN MILLIONS)
Current assets:
   Cash and cash equivalents. . . . . . . . . . . . . . . . .  $   4,596   $       6,418
   Short-term investments . . . . . . . . . . . . . . . . . .          -             344
   Accounts receivable, net . . . . . . . . . . . . . . . . .      5,431           2,891
   Inventories. . . . . . . . . . . . . . . . . . . . . . . .      2,202           1,570
   Deferred income taxes. . . . . . . . . . . . . . . . . . .      1,981             595
   Other current assets . . . . . . . . . . . . . . . . . . .        578             199
                                                               ----------  -------------
        Total current assets. . . . . . . . . . . . . . . . .     14,788          12,017
Property, plant and equipment, less accumulated depreciation.      2,855           1,985
Deferred income taxes . . . . . . . . . . . . . . . . . . . .        862               -
Intangible and other assets . . . . . . . . . . . . . . . . .      3,243             629
                                                               ----------  -------------
                                                               $  21,748   $      14,631
                                                               ==========  =============


              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . .  $   3,614   $       2,837
   Income taxes payable . . . . . . . . . . . . . . . . . . .        201             195
   Accrued restructuring costs. . . . . . . . . . . . . . . .      1,734               -
   Other current liabilities. . . . . . . . . . . . . . . . .      5,017           2,170
                                                               ----------  -------------
        Total current liabilities . . . . . . . . . . . . . .     10,566           5,202
                                                               ----------  -------------
Postretirement and other postemployment benefits. . . . . . .        398               -
                                                               ----------  -------------
Minority interest . . . . . . . . . . . . . . . . . . . . . .        422               -
                                                               ----------  -------------
Stockholders' equity:
    Preferred stock, $.01 par value
       (authorized: 10 million shares; issued: none)
    Common stock and capital in excess of $.01 par value
       (authorized: 3 billion shares; issued:
       1,671 million shares at June 30, 1998 and
       1,519 million shares at December 31, 1997) . . . . . .      6,724           2,096
    Retained earnings . . . . . . . . . . . . . . . . . . . .      3,664           7,333
    Treasury stock (at cost). . . . . . . . . . . . . . . . .        (26)              -
                                                               ----------  -------------
       Total stockholders' equity . . . . . . . . . . . . . .     10,362           9,429
                                                               ----------  -------------
                                                               $  21,748   $      14,631
                                                               ==========  =============

             See accompanying notes to consolidated financial data.

                              COMPAQ COMPUTER CORPORATION
                            CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)


                                                     SIX MONTHS            QUARTER
                                                    ENDED JUNE 30,      ENDED JUNE 30,
                                                  ------------------  -----------------
                                                    1998      1997      1998     1997
                                                  --------  --------  --------  -------
                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue:
    Product sales. . . . . . . . . . . . . . . .  $10,947   $10,573   $ 5,372   $5,405
    Service revenue. . . . . . . . . . . . . . .      572       214       460      110
                                                  --------  --------  --------  -------
                                                   11,519    10,787     5,832    5,515
                                                  --------  --------  --------  -------
Cost of sales:
    Cost of product sales. . . . . . . . . . . .    9,007     7,677     4,406    3,897
    Cost of service revenue. . . . . . . . . . .      379       156       316       81
                                                  --------  --------  --------  -------
                                                    9,386     7,833     4,722    3,978
                                                  --------  --------  --------  -------


Selling, general, and administrative expense . .    1,836     1,309     1,051      670
Research and development costs . . . . . . . . .      494       387       249      198
Purchased in-process technology. . . . . . . . .    3,234       208     3,234      208
Restructuring and asset impairment charges . . .      393         -       393        -
Other income and expense, net. . . . . . . . . .      (74)      (19)      (44)      (4)
                                                  --------  --------  --------  -------
                                                    5,883     1,885     4,883    1,072
                                                  --------  --------  --------  -------
Income (loss) before provision for income taxes.   (3,750)    1,069    (3,773)     465
Provision (benefit) for income taxes . . . . . .     (134)      398      (141)     208
                                                  --------  --------  --------  -------
Net income (loss). . . . . . . . . . . . . . . .  $(3,616)  $   671   $(3,632)  $  257
                                                  ========  ========  ========  =======


Earnings (loss) per common share:
          Basic. . . . . . . . . . . . . . . . .  $ (2.35)  $   .45   $ (2.33)  $  .17
                                                  ========  ========  ========  =======
          Diluted. . . . . . . . . . . . . . . .  $ (2.35)  $   .43   $ (2.33)  $  .17
                                                  ========  ========  ========  =======


Shares used in computing earnings (loss) per
    common share:
          Basic. . . . . . . . . . . . . . . . .    1,539     1,497     1,556    1,500
                                                  ========  ========  ========  =======
          Diluted. . . . . . . . . . . . . . . .    1,539     1,547     1,556    1,552
                                                  ========  ========  ========  =======

             See accompanying notes to consolidated financial data.

                           COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS
                                                                 ENDED JUNE 30,
                                                               -----------------
                                                                 1998     1997
                                                               --------  -------
                                                                 (IN MILLIONS)
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $(3,616)  $  671
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
       Depreciation and amortization. . . . . . . . . . . . .      272      256
       Purchased in-process technology. . . . . . . . . . . .    3,234      208
       Restructuring and asset impairment charges . . . . . .      393        -
       Changes in operating assets and liabilities, net of
       effects of purchased businesses:
          Accounts receivable . . . . . . . . . . . . . . . .     (261)     893
          Inventories . . . . . . . . . . . . . . . . . . . .      644     (409)
          Other current assets. . . . . . . . . . . . . . . .       17      (23)
          Accounts payable. . . . . . . . . . . . . . . . . .       (9)     469
          Income taxes payable. . . . . . . . . . . . . . . .     (128)    (124)
          Accrued restructuring costs . . . . . . . . . . . .      (10)       -
          Other current liabilities . . . . . . . . . . . . .      (26)      70
                                                               --------  -------
  Net cash provided by operating activities . . . . . . . . .      510    2,011
                                                               --------  -------
Cash flows from investing activities:
  Purchases of property, plant and equipment, net . . . . . .     (257)    (298)
  Purchases of short-term investments . . . . . . . . . . . .        -     (968)
  Proceeds from short-term investments. . . . . . . . . . . .      344    1,143
  Acquisition of businesses, net of cash acquired . . . . . .   (1,413)    (268)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . .     (314)      35
                                                               --------  -------
  Net cash used in investing activities . . . . . . . . . . .   (1,640)    (356)
                                                               --------  -------
Cash flows from financing activities:
  Payments to retire debt . . . . . . . . . . . . . . . . . .     (788)    (293)
  Purchase of treasury shares . . . . . . . . . . . . . . . .      (26)       -
  Issuance of common stock pursuant to stock option plans . .       94       80
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . .      (23)       -
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . .        -      (37)
                                                               --------  -------
  Net cash used in financing activities . . . . . . . . . . .     (743)    (250)
                                                               --------  -------
Effect of exchange rate changes on cash and cash equivalents.       51       29
                                                               --------  -------
  Net increase (decrease) in cash and cash equivalents. . . .   (1,822)   1,434
Cash and cash equivalents at beginning of period. . . . . . .    6,418    3,008
                                                               --------  -------
Cash and cash equivalents at end of period. . . . . . . . . .  $ 4,596   $4,442
                                                               ========  =======

             See accompanying notes to consolidated financial data.

                           COMPAQ COMPUTER CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                       SUPPLEMENTAL CASH FLOW INFORMATION

                                     SIX MONTHS
                                   ENDED JUNE 30,
                                  ----------------
                                    1998     1997
                                  --------  ------
                                    (IN MILLIONS)
  Acquisitions (Note 2)
  Fair value of:
    Assets acquired. . . . . . .  $16,029   $ 362
    Liabilities assumed. . . . .   (7,014)    (74)
    Stock issued . . . . . . . .   (4,284)      -
    Options issued . . . . . . .     (249)    (10)
                                  --------  ------
  Cash paid. . . . . . . . . . .    4,482     278
  Less: cash acquired. . . . . .   (3,069)    (10)
                                  --------  ------
  Net cash paid for acquisition.  $ 1,413   $ 268
                                  ========  ======

             See accompanying notes to consolidated financial data.

                           COMPAQ COMPUTER CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL DATA

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

     The accompanying unaudited consolidated financial data as of June 30, 1998 and December 31, 1997 and for the three and six-month periods ended June 30, 1998 and 1997 have been prepared on substantially the same basis as Compaq's annual consolidated financial statements. Compaq completed its acquisition of Digital Equipment Corporation ("Digital") during the second quarter of 1998. This acquisition was accounted for under the purchase method of accounting. The financial information provided for the three-month and six-month periods ended June 30, 1997 has been restated to reflect the acquisition of Tandem Computers Incorporated in August 1997, which was accounted for as a pooling of interests. In the opinion of Compaq, the data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE  2  -  ACQUISITION  OF  DIGITAL
------------------------------------

     On June 11, 1998, Compaq consummated its acquisition of Digital. Digital is an industry leader in implementing and supporting networked business solutions in multi-vendor environments based on high performance platforms with an established global service and support team. The aggregate purchase price of $9.1 billion consisted of approximately $4.5 billion in cash, the issuance of approximately 141 million shares of Compaq common stock valued at approximately $4.3 billion and the issuance of approximately 25 million options to purchase Compaq common stock valued at approximately $249 million. The cash component of the purchase price was paid through the use of Compaq's general corporate funds. The results of operations of Digital and the estimated fair value of the assets acquired and liabilities assumed are included in Compaq's financial statements from the date of acquisition.

     The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on Compaq's estimates of fair value. Compaq is awaiting additional information related to the fair value of certain assets acquired and liabilities assumed and the finalization of the Digital-related restructuring plans. Management does not expect the finalization of these matters to have a material effect on the purchase price allocation. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company and consists of purchased in-process technology, proven research and development, the installed customer base and trademarks. The amounts allocated to tangible and intangible assets acquired less liabilities assumed exceeded the purchase price by approximately $4.1 billion. This excess value over the purchase price was allocated to reduce proportionately the values assigned to long-term assets and purchased in-process technology in determining their ultimate fair values. As a result of the change in fair values of the long-term assets, the deferred tax liability associated with these assets was also adjusted.

NOTE  2  -  ACQUISITION  OF  DIGITAL  (CONTINUED)
-------------------------------------------------

      The following table shows the amounts allocated to the long-term assets, the allocation of the excess value over purchase price and the resulting assigned values for the assets acquired as of June 11, 1998:

                                                       EXCESS VALUE    VALUE ASSIGNED
                                        INITIAL       OVER PURCHASE     TO NET ASSETS
BALANCE SHEET CATEGORY                 VALUATION          PRICE           ACQUIRED
-----------------------------------  --------------  ----------------  ---------------
Property, plant and equipment . . .  $       1,465   $          (637)  $          828
Purchased in-process technology . .          5,722           ( 2,488)           3,234
Intangible assets:
    Proven research and development          1,055             ( 459)             596
    Installed customer base . . . .          2,150             ( 935)           1,215
    Trademarks. . . . . . . . . . .            391             ( 170)             221
Other assets. . . . . . . . . . . .            662             ( 288)             374
Deferred tax liability. . . . . . .         (1,073)              871             (202)

     Management estimates that $3.2 billion of the purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Income upon consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility has not been established, including UNIX/Open VMS ($1.6 billion), NT Systems ($800 million), storage ($2.7 billion) and Internet and others ($600 million). The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue and profitability of Compaq may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

      The following table represents unaudited consolidated pro forma information as if Compaq and Digital had been combined as of the beginning of the periods presented. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Compaq and Digital been a combined company during the specified periods. The pro forma results include the effects of the purchase price allocation on depreciation of property, plant and equipment and amortization of intangible assets, adjustments to reflect the reversal of interest income resulting from the use of cash related to the acquisition of Digital, and preferred stock dividends paid. The pro forma combined results exclude acquisition-related charges for purchased in-process technology related to Digital.

NOTE  2  -  ACQUISITION  OF  DIGITAL  (CONTINUED)
-------------------------------------------------

                                                        SIX MONTHS
                                                       ENDED JUNE 30,
                                                        1998     1997
                                                      --------  -------
                                                     PRO FORMA UNAUDITED
                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue:
     Product sales . . . . . . . . . . . . . . . . .  $13,596   $14,403
     Service revenue . . . . . . . . . . . . . . . .    3,304     3,161
                                                      --------  -------
        Total revenue. . . . . . . . . . . . . . . .  $16,900   $17,564

Net income (loss). . . . . . . . . . . . . . . . . .  $   530   $   623
                                                      ========  =======


Earnings (loss) per common share:
     Basic . . . . . . . . . . . . . . . . . . . . .  $  (.32)  $   .38
                                                      ========  =======
     Diluted . . . . . . . . . . . . . . . . . . . .  $  (.32)  $   .37
                                                      ========  =======


Shares used in computing earnings per common share:
     Basic . . . . . . . . . . . . . . . . . . . . .    1,652     1,638
                                                      ========  =======
     Diluted . . . . . . . . . . . . . . . . . . . .    1,652     1,692
                                                      ========  =======

The net loss for the six months ended June 30, 1998, includes $291 million, net of tax, in restructuring and asset impairment charges as described in Note 3 to the Consolidated Financial Data.

NOTE  3  -  RESTRUCTURING  AND  ASSET  IMPAIRMENT  CHARGES
----------------------------------------------------------

     In  June  1998,  Compaq's  management  approved  restructuring plans, which include initiatives to integrate the operations of Compaq and Digital, consolidate duplicative facilities, improve service delivery and reduce overhead. Total accrued restructuring costs of $1.7 billion have been recorded in the second quarter related to these initiatives, $1.4 billion of which relates to Digital and was recorded as a component of the purchase price allocation and $286 million relates to Compaq, which was charged to operations. Management is in the process of finalizing its restructuring plans related to Digital, and accordingly, the amounts recorded related to Digital are based on management's current estimate of those costs. Management expects the Digital restructuring plans to be finalized by the end of the year. Areas where management estimates may be revised primarily relate to Digital employee relocation costs, facility closure costs and other exit costs. Adjustments to accrued restructuring costs related to Digital will be recorded as an adjustment to the preliminary purchase price allocation.

     Accrued  restructuring  charges  include  $1.1  billion  ($999  million for
Digital and $132 million for Compaq) representing the cost of involuntary employee separation benefits related to approximately 19,700 employees worldwide (approximately 14,700 Digital employees and 5,000 Compaq employees). Employee separation benefits include severance, medical and other benefits. Employee separations will affect the majority of business functions, job classes and geographies, with a majority of the reductions in North America and Europe. The restructuring plans also include costs totaling $414 million ($272 million related to Digital and $142 million related to Compaq) associated with the closure of 13.2 million square feet of office, distribution and manufacturing space, principally in North America and Europe. Other restructuring costs include $99 million related to the relocation of Digital employees, with the majority of this amount attributable to relocations in North America and Europe, and $100 million primarily related to costs of terminating certain Digital contractual obligations. Compaq expects that most of the restructuring actions related to the plans will be completed within the next year.

NOTE  3  -  RESTRUCTURING  AND  ASSET  IMPAIRMENT  CHARGES  (CONTINUED)
----------------------------------------------------------------------

     The accrued restructuring costs and amounts charged against the provision as of June 30, 1998, were as follows (dollars in millions):

---------------------------------  -------------  --------  -----------  -----
                                                             CURRENT
                                                              YEAR
                                      COMPAQ      DIGITAL    SPENDING   TOTAL
---------------------------------  -------------  --------  -----------  -----
Employee separations. . . . . . .  $         132  $    999  $      (4)  $1,127
Facility closure costs. . . . . .            142       272         (6)     408
Relocation. . . . . . . . . . . .              -        99          -       99
Other exit costs. . . . . . . . .             12        88          -      100
---------------------------------  -------------  --------  -----------  -----
Total accrued restructuring costs  $         286  $  1,458  $     (10)  $1,734
---------------------------------  -------------  --------  -----------  -----
Number of employee separations
     due to restructuring actions                                  46
---------------------------------  -------------  --------  -----------  -----

     During the quarter, Compaq also recorded a $107 million charge related to asset impairments. The asset impairments resulted from the writedown to fair market value less costs to sell for assets taken out of service and held for sale or disposal. The majority of this charge relates to the impairment of $74 million of intangible assets associated with the acquisition of a company during 1995 that developed, manufactured, and supplied fast ethernet hubs, switches and related products. In May 1998, management decided to close the manufacturing facility and abandon the technologies acquired through this acquisition and discontinue all related products.

NOTE  4  -  CERTAIN  BALANCE  SHEET  COMPONENTS
-----------------------------------------------

                                         JUNE 30,   DECEMBER 31,
                                           1998         1997
                                         ---------  -------------
                                             (IN MILLIONS)
INVENTORIES:
  Raw materials and work-in-process . .  $     943  $         767
  Finished goods. . . . . . . . . . . .      1,259            803
                                         ---------  -------------
                                         $   2,202  $       1,570
                                         =========  =============


PROPERTY, PLANT & EQUIPMENT:
  Land. . . . . . . . . . . . . . . . .  $     423  $         185
  Buildings and leasehold improvements.      2,483          1,076
  Machinery and equipment . . . . . . .      3,834          2,392
  Construction-in-process and other . .        452            373
                                         ---------  -------------
                                             7,192          4,026
  Less accumulated depreciation . . . .      4,337          2,041
                                         ---------  -------------
                                         $   2,855  $       1,985
                                         =========  =============

NOTE  4  -  CERTAIN  BALANCE  SHEET  COMPONENTS  (CONTINUED)
------------------------------------------------------------

                                        JUNE 30,   DECEMBER 31,
                                          1998         1997
                                        ---------  -------------
INTANGIBLES AND OTHER ASSETS:
  Installed customer base, net . . . .  $   1,212  $           -
  Proven research and development, net        591              -
  Trademarks, net. . . . . . . . . . .        221              3
  Other intangibles and goodwill, net.        490            139
  Other assets . . . . . . . . . . . .        729            487
                                        ---------  -------------
                                        $   3,243  $         629
                                        =========  =============

OTHER CURRENT LIABILITIES:
  Salaries, wages and related items. .  $     770  $         123
  Deferred revenue . . . . . . . . . .        929             31
  Accrued warranty . . . . . . . . . .        680            423
  Accrued royalties. . . . . . . . . .        216            132
  Other accrued expenses . . . . . . .      2,158          1,280
  Current portion of long-term debt. .        264            181
                                        ---------  -------------
                                        $   5,017  $       2,170
                                        =========  =============

     The estimated lives for property, plant and equipment are 30 years for buildings and range from 3 to 10 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease. The estimated lives of proven research and development, installed customer base, and trademarks are 5 years, 15 years and 5 years, respectively.

NOTE  5  -  TENDER  OFFER  FOR  NOTES  AND  DEBENTURES
------------------------------------------------------

     In June 1998, Compaq completed a cash tender offer for Digital debt securities with a fair value of $879 million, including accrued interest. Compaq paid an aggregate of $799 million (including accrued interest) for the notes and debentures tendered. The untendered balance of the notes and debentures is included in other current liabilities.

NOTE  6  -  PENSION,  POSTRETIREMENT  AND  OTHER  POSTEMPLOYMENT  BENEFITS
--------------------------------------------------------------------------

     Upon consummation of the Digital acquisition, Compaq assumed certain of Digital's defined benefit and defined contribution plans. The Digital employees who were eligible to participate in the Digital plans at the time of the acquisition are eligible to participate in these plans. The benefits generally are based on years of service and compensation during the employee's career. Pension cost is based on estimated benefit formulas.

     Additionally, Compaq assumed the defined benefit postretirement plans that provide medical and dental benefits for Digital's retirees and their eligible dependents in the U.S and certain other locations. The majority of Digital's non-U.S. subsidiaries do not offer postretirement benefits other than pensions to retirees.

NOTE  7  -  TREASURY  STOCK
---------------------------

     On April 23, 1998, the Board of Directors authorized a systematic stock repurchase program to acquire up to 100 million shares of Compaq's common stock. Compaq implemented this program on May 4, 1998. Compaq repurchased approximately 892,000 shares through June 30, 1998, for approximately $26 million.

NOTE  8  -  OTHER  INCOME  AND  EXPENSE
---------------------------------------

     Other  income  and  expense  consisted  of  the  following:

                                         SIX MONTHS,   QUARTER ENDED
                                       ENDED JUNE 30,     JUNE 30,
                                       --------------  --------------
                                        1998    1997    1998    1997
                                       ------  ------  ------  ------
                                               (IN MILLIONS)
Interest and dividend income. . . . .  $(171)  $(119)  $ (86)  $ (63)
Interest (income) expense associated
 With hedging . . . . . . . . . . . .      2      (3)      3      (1)
Other interest expense. . . . . . . .     75      66      35      32
Currency (gains) losses, net. . . . .     (2)     12      (6)      9
Minority interest dividend. . . . . .      1       -       1       -
Other, net. . . . . . . . . . . . . .     21      25       9      19
                                       ------  ------  ------  ------
                                       $ (74)  $ (19)  $ (44)  $  (4)
                                       ======  ======  ======  ======

NOTE  9  -  COMPREHENSIVE  INCOME
---------------------------------

     Comprehensive income (loss) is comprised of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. Compaq's other comprehensive income is comprised of foreign currency translation adjustments from certain subsidiaries. Comprehensive income for the six months ended June 30, 1998 and 1997, respectively, is insignificant and therefore is not disclosed in the balance sheet as a separate component of stockholders' equity. The components of comprehensive income (loss) are listed below:

                               SIX MONTHS,      QUARTER ENDED
                              ENDED JUNE 30,      JUNE 30,
                             ----------------  ----------------
                               1998     1997     1998     1997
                             --------  ------  --------  ------
                                       (IN MILLIONS)
Net income (loss) . . . . .  $(3,616)  $ 671   $(3,632)  $ 257
Other comprehensive loss. .       (5)    (13)       (2)     (3)
                             --------  ------  --------  ------
Comprehensive income (loss)  $(3,621)  $ 658   $(3,634)  $ 254
                             ========  ======  ========  ======

NOTE  10  -  EARNINGS  PER  COMMON  SHARE
-----------------------------------------

     Basic earnings per common share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Diluted loss per share is based only on the weighted average number of shares outstanding during the period. Incremental common stock equivalent shares of 60 million and 59 million were not used in the calculation of diluted earnings per common share in the six and three months ended June 30, 1998, respectively, due to the net loss for the periods.

NOTE  10  -  EARNINGS  PER  COMMON  SHARE  (CONTINUED)
------------------------------------------------------

Incremental common stock equivalent shares of 50 million and 52 million were used in the calculation of diluted earnings per common share in the six and three months ended June 30, 1997, respectively.

     Stock options to purchase 11 million shares and 50 million shares of common stock for the six-month periods and 13 million shares and 53 million shares of common stock for the three-month periods ended June 30, 1998 and 1997, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

NOTE  11  -  LITIGATION
-----------------------

     Five class action lawsuits have been filed in the United States District Court for the Southern District of Texas, Houston Division. The actions are purported class actions of all persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998, and the named defendants include the Company and certain of its current and former officers and directors. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by, among other things, withholding information and making misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock, and further alleges that certain of the individual defendants sold Compaq common stock at these inflated prices. A motion for the appointment of lead counsel and the consolidation of the purported class action lawsuits is pending. The plaintiffs seek monetary damages, interest, costs and expenses. The Company intends to defend the suits vigorously.

     Several purported class action lawsuits were filed against Digital during 1994 alleging violations of the federal securities laws arising from alleged misrepresentations and omissions in connection with Digital's issuance and sale of Series A 8-7/8% Cumulative Preferred Stock and Digital's financial results for the quarter ended April 2, 1994. During 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants' motion to dismiss all three cases in their entirety. On May 7, 1996, the United States Court of Appeals for the First Circuit affirmed in part and reversed in part the dismissal of the two cases, and remanded for further proceedings.

NOTE  12  -  DIGITAL  SUMMARIZED  UNAUDITED  FINANCIAL  INFORMATION  (DIGITAL
-----------------------------------------------------------------------------
STAND-ALONE)
------------

     In March 1994, Digital sold to the public 16 million Depositary shares under a shelf registration, each representing a one-fourth interest in a share of the Series A Preferred Stock, par value $1.00 per share. Dividends on the Series A Preferred Stock accrue at the annual rate of 8-7/8%, or $35.5 million per year. The Series A Preferred Stock is not convertible into, or exchangeable for, shares of any other class or classes of stock. The Series A Preferred Stock is not redeemable prior to April 1, 1999. On or after April 1, 1999, Compaq, at its option, may redeem shares of the Series A Preferred Stock, for cash at the redemption price per share of $100 ($25 per depository share), plus accrued and unpaid dividends. Compaq has guaranteed the dividend payments, redemption price and liquidation preference of the Digital Series A Preferred Stock. At June 30, 1998, there were declared and unpaid dividends of $8.9 million.

     The summarized unaudited financial information for Digital and its consolidated subsidiaries is presented below. This summarized financial data was derived from the fiscal period end financial statements of Digital prepared on a stand-alone basis in conformity with generally accepted accounting principles

NOTE  12  -  DIGITAL  SUMMARIZED  UNAUDITED  FINANCIAL  INFORMATION  (DIGITAL
-----------------------------------------------------------------------------
STAND-ALONE)
------------

and does not give affect to purchase accounting adjustments. The stand-alone Digital information is not necessarily indicative of the future results of Digital. The Digital information does not necessarily reflect the results that Digital would have realized had the acquisition not occurred. Separate financial statements and other disclosures concerning Digital are not deemed by management to be meaningful to holders of the Series A Preferred Stock.

                          JUNE 27,   DECEMBER 27,
                            1998        1997
                         ---------  -------------
                             (IN MILLIONS)
Current assets. . . . .  $   5,028  $       6,428
Noncurrent assets . . .      4,296          2,365
Current liabilities . .      3,629          3,487
Noncurrent liabilities.      1,877          1,910
Stockholders' equity. .      3,818          3,396

                                   SIX MONTHS ENDED      QUARTER ENDED
                                  ------------------  ------------------
                                  June 27,  June 28,  June 27,  June 28,
                                   1998      1997       1998      1997
                                  --------  --------  --------  --------
                                              (IN MILLIONS)
Product sales. . . . . . . . . .  $ 3,399   $ 3,830   $ 1,717   $ 1,994
Service revenues . . . . . . . .    3,026     2,947     1,517     1,469
Gross margin - product sales . .    1,122     1,390       535       742
Gross margin - service revenues.      931       915       444       457
Net income (loss). . . . . . . .      284       175       (58)      124

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated interim financial statements.

RESULTS  OF  OPERATIONS

     The following table presents, as a percentage of revenue, certain selected financial data for the three- and six-month periods ended June 30, 1998 and 1997.

                                                   SIX MONTHS,     QUARTER ENDED
                                                  ENDED JUNE 30,      JUNE 30,
                                                 ---------------  ---------------
                                                  1998     1997    1998     1997
                                                 -------  ------  -------  ------
Revenue:
    Product sales . . . . . . . . . . . . . . .    95.0%   98.0%    92.1%   98.0%
    Service revenue . . . . . . . . . . . . . .     5.0     2.0      7.9     2.0
                                                 -------  ------  -------  ------
                                                  100.0   100.0    100.0   100.0
                                                 -------  ------  -------  ------

Cost of sales:
    Cost of product sales . . . . . . . . . . .    78.2    71.2     75.6    70.7
    Cost of service revenue . . . . . . . . . .     3.3     1.4      5.4     1.4
                                                 -------  ------  -------  ------
                                                   81.5    72.6     81.0    72.1
                                                 -------  ------  -------  ------

Product sales gross margin. . . . . . . . . . .    16.8    26.9     16.6    27.4
Service sales gross margin. . . . . . . . . . .     1.7     0.5      2.4     0.5
                                                 -------  ------  -------  ------
                                                   18.5    27.4     19.0    27.9
                                                 -------  ------  -------  ------

Selling, general and administrative expenses. .    15.9    12.1     18.0    12.2
Research and development costs. . . . . . . . .     4.3     3.6      4.3     3.6
Purchased in-process technology . . . . . . . .    28.1     1.9     55.5     3.8
Restructuring and asset impairment charges. . .     3.4       -      6.7       -
Other income and expense, net . . . . . . . . .    (0.6)   (0.1)    (0.8)   (0.1)
                                                 -------  ------  -------  ------
                                                   51.1    17.5     83.7    19.5
                                                 -------  ------  -------  ------
Income (loss) before provision for income taxes  (32.6)%    9.9%  (64.7)%    8.4%
                                                 =======  ======  =======  ======

OVERVIEW

     Compaq's recent emphasis on acquisitions, combined with significant operational growth, has expanded and enhanced its business model, which is built on open industry-standard products with leading enterprise technology and a global service offering providing enterprise solutions leadership. As one of the top three global information technology companies, Compaq is an industry leader committed to delivering superior customer value through standards-based, partner-leveraged computing that features world class services, support and market-segment focused solutions, particularly in communications, manufacturing and finance. Compaq is a strategic information technology partner to customers of all sizes providing product offerings that range from handheld computers to powerful failsafe computer servers.

     The Company recorded several charges during the second quarter in connection with the June 11, 1998 Digital acquisition and closing of certain Compaq facilities (see notes 2 and 3 to consolidated financial data). These charges, net of related taxes, included $3.2 billion for the write-off of purchased in-process technology, $291 million for restructuring and asset impairment charges related to Compaq employee separations and elimination of certain Compaq facilities, and $139 million for other operating adjustments. These operating adjustments were primarily for incremental pricing actions on certain Digital products to integrate them with Compaq products in the marketplace and the higher cost of sales as a result of fair value adjustments for acquired Digital products sold since the acquisition date.

     The Digital acquisition was accounted for as a purchase transaction. Accrued restructuring costs of $1.4 billion related to Digital employee separations, elimination of duplicate facilities, employee relocations, and other exit costs was included as part of the purchase price allocation.

REVENUES

     During the second quarter of 1998, Compaq continued its transition to the Optimized Distribution Model, reducing channel inventories and adopting a market "pull" strategy based on customer demand. As anticipated, this transition in the Compaq business model negatively impacted revenue for the second quarter, as the Company increased its focus on sales out of the channel. Revenue growth during the second quarter increased 5.7%, year over year, while unit sales into the channel increased 17.0% during the same period. The disproportionate revenue growth as compared to unit shipment growth is primarily due to promotional activities needed to support the transition period. Unit sales out of the channel indicated strong demand for Compaq products during the second quarter increasing 36%, year over year. Revenue growth in products versus services, and by geographic component for the quarter and year to date, is set forth below.

     Total operating revenue increased $732 million, or 6.8%, for the six months ended June 30, 1998 over the comparable period in 1997. Revenue from product sales for the six months ended June 30, 1998 increased $374 million, or 3.5%, from the same period in 1997. Service revenue increased $358 million for the first six months of 1998 over the prior year primarily due to the acquisition of Digital. Total operating revenue from North America, including Canada, decreased 3.6% for the six-month period ending June 30, 1998, compared to the same period in 1997. European operating revenue increased 23.4%, while other international revenue increased 5.5% for the first six months of 1998, compared to the same period in the prior year. International operating revenue, excluding Canada, represented 65% of total operating revenue for the six-month period of 1998.

     Total operating revenue increased $317 million, or 5.7%, for the three months ended June 30, 1998 over the comparable period in 1997. Revenue from product sales for the three months ended June 30, 1998 decreased $33 million, or 0.6%, from the same period in 1997. Service revenue increased $350 million for the second quarter of 1998 over the prior year primarily due to the acquisition of Digital. Total operating revenue from North America, including Canada, decreased 11.8% for the three-month period ending June 30, 1998 compared to the same period in 1997. European operating revenue increased 29.3%, while other international revenue increased 17.0% in the second quarter of 1998, compared to the same period in the prior year. International operating revenue, excluding Canada, represented 65% of total operating revenue for the quarter ended June 30, 1998.

     Without the inclusion of Digital products and services from the date of acquisition, total operating revenue declined 3.7% and 14.7% for the six and three-month periods ended June 30, 1998 compared to the same periods in 1997, respectively, while total product unit shipments increased 24.9% and 10.7%, respectively, over the same periods. Price reductions and promotional activities primarily on commercial products in North America more than offset the increases in product unit shipments. The price reductions and promotional actions were taken to reduce channel inventories to achieve Compaq's Optimized Distribution Model goal of four weeks of channel inventory by June 30, 1998, as well as to respond to competitive pricing conditions. Increases in unit shipments occurred in all geographies and in all segments, and were particularly strong in the consumer sector.

GROSS  MARGIN

     Gross margin as a percentage of sales decreased to 18.5% from 27.4% for the six-month period of 1998 and 1997, respectively, and decreased to 19% in the second quarter of 1998 compared to 27.9% in the comparable period of 1997. Product gross margin as a percentage of product sales declined to 17.7% from 27.4% for the six-month period. The decrease in product gross margin resulted primarily from significant pricing and promotion actions taken in the North American market to adjust the business model to meet the goals of Compaq's Optimized Distribution Model over the six-month period. Service gross margin as a percentage of service revenue increased to 33.7% from 27.1% for the first six months of 1998 and 1997, respectively, and increased to 31.3% from 26.4% in the second quarter of 1998 compared to the same period in 1997. The increase in service gross margin is primarily attributable to the inclusion of Digital for the last two weeks of June.

OPERATING  EXPENSES

     Compaq's selling, general and administrative expense increased to 15.9% of sales in the year to date period as compared with 12.1% in the same period of 1997. Selling, general and administrative expense increased to 18.0% of sales in the second quarter compared with 12.2% in the same period of 1997. The increase in Compaq's selling, general and administrative expense is primarily due to the impact of the pricing and promotional actions on sales during the six-month period. Historically, Digital has maintained a higher cost structure than Compaq. Compaq anticipates that for the remainder of 1998, selling, general and administrative expense will increase as a percentage of revenue and in absolute dollars due to the impact of Digital's existing cost structure, new product introductions, the expansion of its advertising and promotion programs and increases in investments in the area of service and support. Compaq plans to achieve a more competitive cost structure through implementation of its restructuring plans, which include initiatives to integrate operations of Compaq and Digital, consolidate duplicative facilities, improve service delivery and reduce overhead. Compaq expects the impact of the restructuring actions to reduce expenses over the long term.

     Research and development costs increased to 4.3% of sales for the six months and second quarter of 1998, compared to 3.6% in the corresponding periods of 1997. The increase in research and development costs is primarily attributable to the inclusion of Digital for two weeks of the period. Compaq is committed to continuing a significant research and development program to support current operations and meet the demands of new product introductions.

PURCHASED  IN-PROCESS  TECHNOLOGY

     Upon consummation of the Digital acquisition, Compaq immediately expensed $3.2 billion representing purchased in-process technology that has not yet reached technological feasibility and has no alternative future use (see note 2 to consolidated financial data). The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue and profitability of Compaq may be adversely affected.

     The resulting net cash flows from such projects are based on Compaq management's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. These estimates are based on the following assumptions:

     The estimated revenues project average compounded annual revenue growth rates of 8% to 39% during 1998-2001 depending on the product areas. For instance, UNIX/Open VMS compounded annual growth rates are 8% and storage rates are 39%. Estimated total revenues from the purchased in-process product areas peak in the year 2001 and decline rapidly in 2002-2005 as other new products are expected to enter the market. These projections are based on Compaq management's estimates of market size and growth (that are supported by independent market data), expected trends in technology (such as new families of products in the external storage product area) and the nature and expected timing of new product introductions by Digital and its competitors. These estimates also include growth related to Compaq utilizing certain Digital technologies in conjunction with Compaq's products, Compaq's marketing and distributing the resulting products through Compaq's resellers and Compaq's enhancing the market's response to Digital's products by providing incremental financial support and stability.

     The estimated cost of sales as a percentage of revenues is expected to be lower than Digital's on a stand-alone basis (66% in fiscal 1997) primarily due to Compaq's expected ability to achieve more favorable pricing from key component vendors and production efficiencies due to economies of scale through combined operations. As a result of these savings, the estimated cost of sales as a percentage of revenues is expected to decrease by 1% to 6% from Digital's historical percentage, depending on the product areas.

The combined company is expected to benefit from more favorable pricing from key component vendors within three to six months and production efficiencies due to economies of scale within six months to a year of the closing of the transaction. As a result of these savings, the estimated costs of sales as a percentage of revenues for the UNIX/Open VMS and storage markets, the two most significant product areas of purchased in-process technology, are expected to decrease up to 6% from Digital's historical percentages.

     The estimated selling, general and administrative costs are expected to more closely approximate Compaq's cost structure (approximately 12% of revenues in 1997), which is lower than Digital's cost structure (approximately 24% of revenues in fiscal 1997). Cost savings are expected to result primarily from the changes related to the restructuring actions discussed in Note 3, as well as savings resulting from the distribution of Digital's products through Compaq's resellers (i.e., sales of higher volume products with lower direct selling costs) and efficiencies due to economies of scale through combined operations (i.e., consolidated marketing and advertising programs). These cost savings are expected to be realized primarily in 1999 and thereafter. A significant portion of these savings is attributable to the restructuring actions, half of which are expected to occur in 1998 and half in 1999.

     Discounting the net cash flows back to their present value is based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The WACC assumed for Compaq, as a corporate business enterprise, is 12% to 14%. The discount rate used in discounting the net cash flows from purchased in-process technology ranged from 22% for UNIX/OpenVMS, NT Systems and storage to 40% for advanced development projects. This discount rate is higher than the WACC due to the inherent uncertainties in the estimates described above including the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances that are unknown at this time.

     In addition, the value assigned to purchased in-process technology for Microcom, Inc., which Compaq acquired in June 1997, was determined by identifying research projects in areas including modems, remote access technologies and others, for which technological feasibility has not been established, estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting cash flows from such projects, and discounting the net cash flows back to the present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

     If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Compaq expects to begin to benefit from the purchased in-process technology in late 1998.

RESTRUCTURING  AND  ASSET  IMPAIRMENT  CHARGES

     In  June  1998,  Compaq's  management  approved  restructuring plans, which include initiatives to integrate operations of Compaq and Digital, consolidate duplicative facilities, improve service delivery and reduce overhead. Total accrued restructuring costs of $1.7 billion have been recorded in the second quarter related to these initiatives, $1.4 billion of which relates to Digital and was recorded as a component of the purchase price allocation and $286 million relates to Compaq which was charged to operations. Management is in the process of finalizing its restructuring plans related to Digital, and accordingly, the amounts recorded related to Digital are based on management's current estimates of those costs. Management expects the Digital restructuring plans to be finalized by the end of the year. Areas where management estimates may be revised primarily relate to Digital employee relocation costs, facility closure costs and other exit costs. Adjustments to accrued restructuring costs related to Digital will be recorded as an adjustment to the preliminary purchase price allocation.

     Accrued  restructuring  charges  include  $1.1  billion  ($999  million for
Digital and $132 million for Compaq) representing the cost of involuntary employee separation benefits related to approximately 19,700 employees worldwide (approximately 14,700 Digital employees and 5,000 Compaq employees). Employee separation benefits include severance, medical and other benefits. Employee separations will affect the majority of business functions, job classes and geographies, with a majority of the reductions in North America and Europe. The restructure plans also include costs totaling $414 million (approximately $272 million related to Digital and $142 million related to Compaq) associated with the closure of 13.2 million square feet of office, distribution and manufacturing space, principally in North America and Europe. Other exit costs include $99 million related to the relocation of Digital employees, with the majority of this amount attributable to relocations in North America and Europe, and $100 million primarily related to costs of terminating certain Digital contractual obligations. Compaq expects that most of the contemplated restructuring actions related to the plan will be completed within the next year.

     During the quarter, Compaq also recorded a $107 million charge related to asset impairments. The asset impairments resulted from the writedown to fair market value less costs to sell for assets taken out of service and held for sale or disposal. The majority of this charge relates to the impairment of $74 million of intangible assets associated with the acquisition of a company during 1995 that developed, manufactured, and supplied fast ethernet hubs, switches and related products. In May 1998, management decided to close the manufacturing facility and abandon the technologies acquired through this acquisition and discontinue all related products. Management anticipates that additional asset impairments may result in the future as restructuring plans are implemented and additional assets are taken out of service and held for abandonment and sale. Additional increases in depreciation expense may occur as asset lives are adjusted as a result of the integration process.

     Compaq's cost of sales and selling, general and administrative costs are expected to increase in the short term, as a result of the Digital acquisition, as a percentage of revenue and in absolute dollars. Compaq expects the impact of the restructuring actions to reduce expenses over the longer term.

OTHER  ITEMS

     Compaq had other income of $74 and $19 million for the six months and $44 million and $4 million in the second quarter of 1998 and 1997, respectively. This difference was primarily due to an increase in interest and dividend income related to higher combined cash and short-term investment balances, partially offset by increased interest expense.

     The translation gains and losses relating to the financial statements of certain of Compaq's international subsidiaries, net of offsetting gains and losses associated with hedging activities related to the net monetary assets of these subsidiaries, are included in other income and expense and were a net gain of $6 million in the second quarter of 1998, compared to a net loss of $9 million in the second quarter of 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Compaq's working capital decreased to $4.2 billion at June 30, 1998, compared to $6.8 billion at December 31, 1997, primarily as a result of the acquisition of Digital, completion of a tender offer for the Digital notes and debentures and accrued restructuring costs.

     Compaq's cash, cash equivalents, and short-term investments decreased to $4.6 billion at June 30, 1998, from $6.4 billion at December 31, 1997, primarily due to the cash payment made to acquire Digital net of cash received in the acquisition, and completion of a tender offer for the Digital notes and debentures. Approximately $73 million of accounts receivable were sold in the second quarter of 1998, compared to $1.1 billion in the quarter ended December 31, 1997. From time to time, Compaq may sell accounts receivables when it is economically beneficial to do so. Inventory levels increased to $2.2 billion, compared to $1.6 billion at December 31, 1997, primarily due to the acquisition of Digital partially offset by changes in production planning as a result of Compaq's transition to the Optimized Distribution Model. For the six months ended June 30, 1998, cash expenditures for restructuring activities were $10 million. Future cash expenditures for currently planned restructuring activities are estimated to be $1.7 billion.

     In May 1998, Compaq implemented a systematic stock repurchase program to acquire up to 100 million shares of Compaq's common stock. Compaq repurchased approximately 892,000 shares through June 30, 1998, for approximately $26 million. In June 1998, Compaq utilized approximately $4.5 billion in cash to complete the acquisition of Digital and $799 million, including interest, in cash to complete a tender offer for the Digital notes and debentures. Cash used for the purchase of property, plant, and equipment totaled $257 million. Compaq estimates that capital expenditures for land, buildings, and equipment during the remainder of 1998 will be $360 million. In June 1998, Compaq acquired a ten percent preferred equity position in a business venture with Time Warner, Advance/Newhouse, MediaOne and Microsoft for approximately $213 million in cash. The venture will provide Internet services and intends to accelerate the delivery of broadband services over cable modems to consumers and small businesses under the Road Runner brand.

     Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds instead of repatriating funds in the form of dividends from Compaq's foreign subsidiaries. Compaq has a $4 billion syndicated credit facility (of which $1 billion expires in September 1998 and $3 billion expires in September 2002) that was unused at June 30, 1998. Compaq has established a commercial paper program, supported by the syndicated credit facility, which was unused at June 30, 1998. Compaq believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon Compaq's needs and market conditions.

     Other planned uses of cash include the efforts to develop the purchased in-process technology related to the Digital acquisition into commercially viable products. This primarily consists of the completion of all planning, designing, prototyping, high-volume manufacturing verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. Bringing the purchased in-process technology to market also includes developing firmware and diagnostic software, device driver development, and testing the technology for compatibility and interoperability with commercially viable products. The estimated costs to be incurred to develop the Digital-related purchased in-process technology into commercially viable products are approximately $3.1 billion in the aggregate through the year 2005: $60 million in 1998, $510 million in 1999, $660 million in 2000, $630 million in 2001, $520 million in 2002, $400 million in 2003, $210 million in 2004 and $90 million in 2005. In addition, the estimated costs to be incurred to develop the Microcom purchased in-process technology into commercially viable products is approximately $500 million to be incurred through the year 2001.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective January 1, 2000 for Compaq. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The ineffective portion of all hedges will be recognized in current-period earnings.

Compaq has not yet determined the impact that the adoption of FAS 133 will have on its earnings or statement of financial position.

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

     Market Environment. Compaq expects the personal computer market to expand in 1998 in line with third party research organizations' forecasts of unit growth in the range of 15% to 16%. The Company expects the enterprise market to expand with the development of internet and intranet enterprise applications and the corporate MIS migration from legacy systems to client/server systems. With its acquisition of Tandem Computers Incorporated in the third quarter of 1997 and the acquisition of Digital Equipment Corporation in the second quarter of 1998, the Company confronts a challenge in building the high-end UNIX solutions market while continuing to advance the sphere of NT-based solutions to achieve the lowest cost of ownership and the highest computing value for its customers. Although Compaq has programs, products and services focused on meeting market demand, gaining market share profitably and maintaining gross margins, Compaq's ability to achieve these goals is subject to the risks set forth in this discussion.

     Competitive Environment. Competition remains fierce in the information technology industry with a large number of competitors vying for market share. Competition creates an aggressive pricing environment, which continues to put pressure on gross margins. A number of PC companies sell directly to end users and, particularly in the U.S., direct sales have increased as a percentage of the total PC market. Compaq has established a variety of programs designed to increase its manufacturing, distribution, and business process efficiencies to enable it to compete more effectively. In June 1998, Compaq announced that its earnings in the second quarter would be at break even and that the third quarter would be transitional, focused both on the integration of Digital businesses and the achievement of synergies. In the first half of 1998, Compaq implemented programs to further increase its competitiveness against direct sellers. The success of these programs depends upon Compaq's ability to continue its successful working relationship with its resellers, to maintain and increase its service business, to both predict and react quickly to market responses by its competitors, and to continue the implementation of its Optimized Distribution
Model, the goal of which is to implement more efficient component supply, manufacturing, and distribution strategies to increase overall efficiencies.

     Risks of Newly Acquired Businesses. As a result of Compaq's acquisition of Digital, it will expand its service offerings and enterprise solutions. This expansion, however, includes a number of risks associated with Digital's business. Compaq believes that the Digital acquisition will enhance its operating results, but as with any significant acquisition or merger, it confronts challenges in retaining key employees, maintaining key industry alliances, synchronizing product roadmaps and business processes, and integrating logistics, marketing, product development, services and manufacturing operations to achieve greater efficiencies. While Compaq intends to increase its service revenue through this acquisition, there are risks associated with this new business, which include jeopardizing Compaq's long-term relationships with third party resellers while it provides services directly to end-user customers, as well as reducing service revenue in the short term due to the cancellation of Digital's existing service contracts by Compaq's competitors. Compaq has also made certain estimates in connection with the value of purchased in-process technology. If these projects are not successfully developed, its future revenue and profitability may be adversely affected and the value of other intangibles could be reduced. This risk is more fully discussed under "Purchased In-Process Technology." Compaq plans to continue to use strategic acquisitions and mergers to assist in the growth of its business.

     Third Party Relationships. Compaq works with third parties in strategic alliances to facilitate product offerings, product development, and compatibility, in various manufacturing, configuring and shipping capacities, and as suppliers of components and services in non-core competencies. Although it tries to achieve strong working relationships with parties who share its industry goals and have adequate resources to fulfill their responsibilities, these relationships lead to a number of risks. First, these companies may suffer financial or operational difficulties that affect their performance, which could lead to delays in product announcements and gaps in component supplies. Second, major companies from which the Company purchases components or services (such as Intel, Microsoft, Cisco and IBM) may be competitors in other areas, which could affect pricing, new product development or future performance. Third, difficulties in coordinating activities may lead to gaps in delivery and performance of products. Finally, companies from which Compaq purchases components may be subject to legal challenges that impede their ability to ship their products in a timely manner. A number of regulatory authorities are currently investigating allegations of violations of antitrust laws by Microsoft and Intel. Any delays in shipments of new products resulting from such investigations could delay shipments of Compaq's products as well as negatively impact customer demand stemming from new product generations.

     Inventory. In the event of a drop in worldwide demand for computer products, lower-than-anticipated demand for one or more of Compaq's products, difficulties in managing product transitions, or component pricing movements, there could be an adverse impact on inventory levels, cash, and related profitability.

     Rapid Technology Cycles. Compaq believes the computer industry will continue to drive rapid technology cycles. In planning product transitions, it evaluates the speed at which customers are likely to switch to newer products. The contrast between prices of old and new products, which is related to component costs, is a critical variable in predicting customer decisions to move to the next generation of products. Because of the lead times associated with its volume production, should Compaq be unable to gauge the rate of product transitions accurately, there could be an adverse impact on inventory levels, cash, and profitability. In addition, as a result of the Tandem and Digital acquisitions, Compaq is engaged in direct sales of computer systems with software developed to meet customers' specific needs. The long-term nature of such contracts exposes Compaq to risks associated with changing customer needs and expectations.

     Product Transitions. In each product cycle, Compaq confronts the risk of delays in production that could impact sales of newer products while it manages the inventory of older products and facilitates the sale of older inventory held by resellers. To ease product transitions, Compaq carries out pricing actions and marketing programs to increase sales by resellers. It provides currently for estimated product returns and price protection that may occur under reseller programs and under floor planning arrangements with third-party finance companies. Should the Company be unable to sell the inventory of older products at anticipated prices, should it not anticipate pricing actions that are necessary, or if dealers hold higher than expected amounts of inventory subject to price protection at the time of planned price reductions, there could be a resulting adverse impact on sales, gross margins, and profitability.

     Systems Implementation. The Company continues to focus on making business and information management processes more efficient in order to increase customer satisfaction, improve productivity and lower costs. In the event of a delay in implementing improvements, there could be an adverse impact on inventory levels, cash and related profitability. In connection with these efforts, Compaq is moving many of its systems from a legacy environment of proprietary systems to client-server architectures as well as integrating systems from newly acquired businesses. Integrating the systems at Digital and Tandem has further complicated this process. Should the transition to new systems not occur in a smooth and orderly manner, the Company could experience disruptions in operations, which could have an adverse financial impact.

     Technology Standards and Key Licenses. Participants in the computer industry generally rely on the creation and implementation of technology standards to win the broadest market acceptance for their products. Compaq must successfully manage and participate in the development of standards while continuing to differentiate its products and services in a manner valued by customers. While industry participants generally accept, and may encourage, the use of their intellectual property by third parties under license, when intellectual property owned by competitors or suppliers becomes accepted as an industry standard, the Company must obtain a license, purchase components utilizing such technology from the owners of such technology or their licensees, or otherwise acquire rights to use such technology, which could result in increased costs. Compaq has entered into license agreements with key industry participants, including Intel, Microsoft and Texas Instruments. There can be no assurance that it will be able to negotiate terms that give it a competitive market advantage under the license agreements that are necessary to operate its business in the future.

     Production Forecasts. In managing production, Compaq must forecast customer demand for its products. Should the Company underestimate the supplies needed to meet demand, it could be unable to meet customer demand. Should it overestimate the supplies needed to meet customer demand, cash and profitability could be adversely affected. Many of the components used in Compaq's products, particularly microprocessors and memory, experience steep price declines over their product lives. If the Company is unable to manage purchases and utilization of such components efficiently to maintain low inventory levels immediately prior to major price declines, it could be unable to take immediate advantage of such declines to lower product costs, which could adversely affect sales and gross margins. Furthermore, should prices for components increase unexpectedly, Compaq's gross margin could be adversely affected.

     Credit Risks. Compaq's primary means of distribution is through third-party resellers. It continually monitors and manages the credit it extends to resellers and attempts to limit credit risks by broadening distribution channels, utilizing certain risk transfer arrangements and obtaining security interests. Compaq's business could be adversely affected in the event that the financial condition of third-party computer resellers erodes. Upon the financial failure of a major reseller, the Company could experience disruptions in distribution as well as a loss associated with the unsecured portion of any outstanding accounts receivable. Geographic expansion, particularly manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas such as Asia Pacific, Latin America and other emerging markets, subject Compaq to a number of economic and other risks, such as financial instability among resellers in these regions. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular Asia Pacific and Latin America, when compared to U.S. and European markets. In addition, geographic expansion subjects Compaq to political and financial instability of the countries into which Compaq expands, including currency devaluation and interest rate fluctuations. The Company continues to evaluate business operations in these regions and attempt to take measures to limit risks in these areas.

     Year 2000 Compliance. Compaq believes the cost of administering its Year 2000 readiness program, exclusive of any customer claims, will not have a material adverse impact on future earnings. Since there is no uniform definition of Year 2000 "compliance" and since all customer situations cannot be anticipated, particularly those involving third party products, Compaq may see an increase in warranty and other claims as a result of the Year 2000 transition. Such claims, if successful, could have a material adverse impact on future results. See "Item 1. Business - Year 2000 Transition" in Compaq's Form 10-K for the year ended 1997 for additional information.

     Projects to address Compaq's internal information systems currently are underway, and Compaq is in the process of replacing some of its older systems with new systems that are able to handle the Year 2000 transition. It will continue to review internal system requirements and to correct further issues as they are identified. Although Compaq's evaluation of these systems is still in process, it believes that the impact of the Year 2000 transition on its internal systems will not have a material adverse impact on future results. In addition, Compaq's task force is evaluating the impact of Year 2000 compliance of suppliers, is asking suppliers about compliance, and is establishing Year 2000 compliance requirements for suppliers. Since the compliance of suppliers depends upon their cooperation, failures remain a possibility and could have a material adverse impact on future results.

     Tax Rate. Compaq currently has a 26% effective tax rate, before the effect of non-deductible purchased in-process technology and merger-related costs and expects this rate will continue at approximately the same level throughout 1998. Compaq benefits from a tax holiday in Singapore that expires in 2001, with a potential extension to August 2004 if certain cumulative investment levels and other conditions are met. Compaq's tax rate is heavily dependent upon the proportion of earnings that is derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the U.S. If the earnings of this subsidiary as a percentage of Compaq's total earnings were to decline significantly from anticipated levels, or should Compaq's ability to reinvest these earnings be reduced, Compaq's effective tax rate would exceed the current estimate. In addition, should Compaq's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary require significant adjustment due to audits or regulatory changes, Compaq's overall effective tax rate could increase.

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

ITEM  3.  MARKET  RISKS

     Compaq is exposed to market risks, which include changes in U.S. and international interest rates as wells as changes in currency exchange rates as measured against the U.S. dollar and each other. It attempts to reduce these risks by utilizing financial instruments, including derivative transactions, pursuant to company policies.

     Compaq uses market valuations and value-at-risk valuation methods to assess market risk of its financial instruments and derivative portfolios. It uses J.P. Morgan's RiskMetrics to estimate the value-at-risk based on estimates of volatility and correlation of market factors drawn from J.P. Morgan's RiskMetrics data sets as of June 30, 1998. Its measured value-at-risk from holding derivative and other financial instruments, using a 95% confidence level and assuming normal market conditions at June 30, 1998, was immaterial.

     The value of the U.S. dollar affects Compaq's financial results. Changes in exchange rates may positively or negatively affect Compaq's sales (as expressed in U.S. dollars), gross margins, operating expenses, and retained earnings. Compaq engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Using primarily forward exchange contracts, Compaq hedges those assets and liabilities that, when remeasured according to generally accepted accounting principles, impact the income statement. For certain markets, particularly Latin America, Compaq has determined that ongoing hedging of non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of local currencies. From time to time, Compaq purchases foreign currency option contracts as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated sales of Compaq's international marketing subsidiaries, with the exception of Latin America and certain other subsidiaries that reside in countries in which such activity would not be cost effective or local regulations preclude this type of activity. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of Compaq's hedging programs include accuracy of sales forecasts, volatility of the currency markets, and availability of hedging instruments. All currency contracts that are entered into by Compaq are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although Compaq maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which Compaq sells products or a weakening exchange rate against currencies in which Compaq incurs costs, Compaq's sales or costs are adversely affected.

                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     See  Note  11  to  Consolidated  Financial  Data.


All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     August  14,  1998                    COMPAQ  COMPUTER  CORPORATION



                              /s/  Earl  L.  Mason
                              --------------------
                              Earl  L.  Mason,  Senior  Vice  President
                              and  Chief  Financial  Officer
                              (as  authorized  officer  and  as  principal
                              financial  officer)