Form 10-Q/A
period 1998-06-30
COMPAQ COMPUTER CORP
filed 1998-08-21
CIK 714154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A



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

                           COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS
                                                                 ENDED JUNE 30,
                                                               -----------------
                                                                 1998     1997
                                                               --------  -------
                                                                 (IN MILLIONS)
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $(3,616)  $  671
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
       Depreciation and amortization. . . . . . . . . . . . .      272      256
       Purchased in-process technology. . . . . . . . . . . .    3,234      208
       Restructuring and asset impairment charges . . . . . .      393        -
       Changes in operating assets and liabilities, net of
       effects of purchased businesses:
          Accounts receivable . . . . . . . . . . . . . . . .     (221)     893
          Inventories . . . . . . . . . . . . . . . . . . . .      644     (409)
          Other current assets. . . . . . . . . . . . . . . .       17      (23)
          Accounts payable. . . . . . . . . . . . . . . . . .       (9)     469
          Income taxes payable. . . . . . . . . . . . . . . .     (128)    (124)
          Accrued restructuring costs . . . . . . . . . . . .      (10)       -
          Other current liabilities . . . . . . . . . . . . .      (43)      70
                                                               --------  -------
  Net cash provided by operating activities . . . . . . . . .      533    2,011
                                                               --------  -------
Cash flows from investing activities:
  Purchases of property, plant and equipment, net . . . . . .     (257)    (298)
  Purchases of short-term investments . . . . . . . . . . . .        -     (968)
  Proceeds from short-term investments. . . . . . . . . . . .      344    1,143
  Acquisition of businesses, net of cash acquired . . . . . .   (1,413)    (268)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . .     (314)      35
                                                               --------  -------
  Net cash used in investing activities . . . . . . . . . . .   (1,640)    (356)
                                                               --------  -------
Cash flows from financing activities:
  Payments to retire debt . . . . . . . . . . . . . . . . . .     (788)    (293)
  Purchase of treasury shares . . . . . . . . . . . . . . . .      (26)       -
  Issuance of common stock pursuant to stock option plans . .       94       80
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . .      (46)       -
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . .        -      (37)
                                                               --------  -------
  Net cash used in financing activities . . . . . . . . . . .     (766)    (250)
                                                               --------  -------
Effect of exchange rate changes on cash and cash equivalents.       51       29
                                                               --------  -------
  Net increase (decrease) in cash and cash equivalents. . . .   (1,822)   1,434
Cash and cash equivalents at beginning of period. . . . . . .    6,418    3,008
                                                               --------  -------
Cash and cash equivalents at end of period. . . . . . . . . .  $ 4,596   $4,442
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

NOTE  2  -  ACQUISITION  OF  DIGITAL  (CONTINUED)
-------------------------------------------------

                                                        SIX MONTHS
                                                       ENDED JUNE 30,
                                                        1998     1997
                                                      --------  -------
                                                     PRO FORMA UNAUDITED
                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue:
     Product sales . . . . . . . . . . . . . . . . .  $13,596   $14,403
     Service revenue . . . . . . . . . . . . . . . .    3,263     3,161
                                                      --------  -------
        Total revenue. . . . . . . . . . . . . . . .  $16,859   $17,564

Net income (loss). . . . . . . . . . . . . . . . . .  $  (525)  $   696
                                                      ========  =======


Earnings (loss) per common share:
     Basic . . . . . . . . . . . . . . . . . . . . .  $  (.32)  $   .42
                                                      ========  =======
     Diluted . . . . . . . . . . . . . . . . . . . .  $  (.32)  $   .41
                                                      ========  =======


Shares used in computing earnings per common share:
     Basic . . . . . . . . . . . . . . . . . . . . .    1,652     1,638
                                                      ========  =======
     Diluted . . . . . . . . . . . . . . . . . . . .    1,652     1,692
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

NOTE  4  -  CERTAIN  BALANCE  SHEET  COMPONENTS
-----------------------------------------------

                                         JUNE 30,   DECEMBER 31,
                                           1998         1997
                                         ---------  -------------
                                             (IN MILLIONS)
INVENTORIES:
  Raw materials and work-in-process . .  $     943  $         767
  Finished goods. . . . . . . . . . . .      1,259            803
                                         ---------  -------------
                                         $   2,202  $       1,570
                                         =========  =============


PROPERTY, PLANT & EQUIPMENT:
  Land. . . . . . . . . . . . . . . . .  $     355  $         185
  Buildings and leasehold improvements.      1,480          1,076
  Machinery and equipment . . . . . . .      2,738          2,392
  Construction-in-process and other . .        452            373
                                         ---------  -------------
                                             5,025          4,026
  Less accumulated depreciation . . . .      2,170          2,041
                                         ---------  -------------
                                         $   2,855  $       1,985
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

                          JUNE 27,   DECEMBER 27,
                            1998        1997
                         ---------  -------------
                             (IN MILLIONS)
Current assets. . . . .  $   5,005  $       6,428
Noncurrent assets . . .      4,296          2,365
Current liabilities . .      3,715          3,487
Noncurrent liabilities.      1,877          1,910
Stockholders' equity. .      3,709          3,396

                                   SIX MONTHS ENDED      QUARTER ENDED
                                  ------------------  ------------------
                                  June 27,  June 28,  June 27,  June 28,
                                   1998      1997       1998      1997
                                  --------  --------  --------  --------
                                              (IN MILLIONS)
Product sales. . . . . . . . . .  $ 3,399   $ 3,830   $ 1,717   $ 1,994
Service revenues . . . . . . . .    3,026     2,947     1,517     1,469
Gross margin - product sales . .    1,122     1,390       535       742
Gross margin - service revenues.      931       915       444       457
Net income (loss). . . . . . . .      223       175      (119)      124

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

     Total operating revenue increased $732 million, or 6.8%, for the six months ended June 30, 1998 over the comparable period in 1997. Revenue from product sales for the six months ended June 30, 1998 increased $374 million, or 3.5%, from the same period in 1997. Service revenue increased $358 million for the first six months of 1998 over the prior year primarily due to the acquisition of Digital. Total operating revenue from North America, including Canada, decreased 3.6% for the six-month period ending June 30, 1998, compared to the same period in 1997. European operating revenue increased 23.4%, while other international revenue increased 5.5% for the first six months of 1998, compared to the same period in the prior year. International operating revenue, excluding Canada, represented 54% of total operating revenue for the six-month period of 1998.

     Total operating revenue increased $317 million, or 5.7%, for the three months ended June 30, 1998 over the comparable period in 1997. Revenue from product sales for the three months ended June 30, 1998 decreased $33 million, or 0.6%, from the same period in 1997. Service revenue increased $350 million for the second quarter of 1998 over the prior year primarily due to the acquisition of Digital. Total operating revenue from North America, including Canada, decreased 11.8% for the three-month period ending June 30, 1998 compared to the same period in 1997. European operating revenue increased 29.3%, while other international revenue increased 17.0% in the second quarter of 1998, compared to the same period in the prior year. International operating revenue, excluding Canada, represented 56% of total operating revenue for the quarter ended June 30, 1998.

     Without the inclusion of Digital products and services from the date of acquisition, total operating revenue declined 3.3% and 13.9% for the six and three-month periods ended June 30, 1998 compared to the same periods in 1997, respectively, while total product unit shipments increased 24.9% and 10.7%, respectively, over the same periods. Price reductions and promotional activities primarily on commercial products in North America more than offset the increases in product unit shipments. The price reductions and promotional actions were taken to reduce channel inventories to achieve Compaq's Optimized Distribution Model goal of four weeks of channel inventory by June 30, 1998, as well as to respond to competitive pricing conditions. Increases in unit shipments occurred in all geographies and in all segments, and were particularly strong in the consumer sector.

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

     Compaq's cash, cash equivalents, and short-term investments decreased to $4.6 billion at June 30, 1998, from $6.8 billion at December 31, 1997, primarily due to the cash payment made to acquire Digital net of cash received in the acquisition, and completion of a tender offer for the Digital notes and debentures. Approximately $73 million of accounts receivable were sold in the second quarter of 1998, compared to $1.1 billion in the quarter ended December 31, 1997. From time to time, Compaq may sell accounts receivables when it is economically beneficial to do so. Inventory levels increased to $2.2 billion, compared to $1.6 billion at December 31, 1997, primarily due to the acquisition of Digital partially offset by changes in production planning as a result of Compaq's transition to the Optimized Distribution Model. For the six months ended June 30, 1998, cash expenditures for restructuring activities were $10 million. Future cash expenditures for currently planned restructuring activities are estimated to be $1.7 billion.

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




     August  18,  1998                    COMPAQ  COMPUTER  CORPORATION



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