Form 10-Q/A
period 1998-06-30
COMPAQ COMPUTER CORP
filed 1998-11-13
CIK 714154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998



                          COMMISSION FILE NUMBER 1-9026



                           COMPAQ COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                              76-0011617
   (State or other jurisdiction                  (I.R.S. Employer
   incorporation or organization)               Identification No.)


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
                                   (UNAUDITED)


                       ASSETS
                                                                  JUNE 30,   DECEMBER 31,
                                                                   1998          1997
                                                               ------------  ------------
                                                                      (IN MILLIONS)
Current assets:
   Cash and cash equivalents                                   $     4,596   $     6,418
   Short-term investments                                                -           344
   Accounts receivable, net                                          5,431         2,891
   Inventories                                                       2,202         1,570
   Deferred income taxes                                             1,981           595
   Other current assets                                                578           199
                                                               ------------  ------------
        Total current assets                                        14,788        12,017
Property, plant and equipment, less accumulated depreciation         2,855         1,985
Deferred income taxes                                                  862             -
Intangible and other assets                                          3,243           629
                                                               ------------  ------------
                                                               $    21,748   $    14,631
                                                               ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $     3,614   $     2,837
   Income taxes payable                                                201           195
   Accrued restructuring costs                                       1,734             -
   Other current liabilities                                         5,017         2,170
                                                               ------------  ------------
        Total current liabilities                                   10,566         5,202
                                                               ------------  ------------
Postretirement and other postemployment benefits                       398             -
                                                               ------------  ------------
Minority interest                                                      422             -
                                                               ------------  ------------
Stockholders' equity:
    Preferred stock, $.01 par value
       (authorized: 10 million shares; issued: none)
    Common stock and capital in excess of $.01 par value
       (authorized: 3 billion shares; issued:
       1,671 million shares at June 30, 1998 and
       1,519 million shares at December 31, 1997)                    6,724         2,096
    Retained earnings                                                3,664         7,333
    Treasury stock (at cost)                                           (26)            -
                                                               ------------  ------------
       Total stockholders' equity                                   10,362         9,429
                                                               ------------  ------------
                                                               $    21,748   $    14,631
                                                               ============  ============

             See accompanying notes to consolidated financial data.

                              COMPAQ COMPUTER CORPORATION
                            CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)



                                           SIX MONTHS ENDED JUNE 30,  QUARTER ENDED JUNE 30,
                                           -------------------------  ----------------------
                                                     1998      1997      1998     1997
                                                  --------  --------  --------  -------
                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue:
    Product sales                                 $10,947   $10,573   $ 5,372   $5,405
    Service revenue                                   572       214       460      110
                                                  --------  --------  --------  -------
                                                   11,519    10,787     5,832    5,515
                                                  --------  --------  --------  -------
Cost of sales:
    Cost of product sales                           9,007     7,677     4,406    3,897
    Cost of service revenue                           379       156       316       81
                                                  --------  --------  --------  -------
                                                    9,386     7,833     4,722    3,978
                                                  --------  --------  --------  -------


Selling, general, and administrative expense        1,836     1,309     1,051      670
Research and development costs                        494       387       249      198
Purchased in-process technology                     3,234       208     3,234      208
Restructuring and asset impairment charges            393         -       393        -
Other income and expense, net                         (74)      (19)      (44)      (4)
                                                  --------  --------  --------  -------
                                                    5,883     1,885     4,883    1,072
                                                  --------  --------  --------  -------
Income (loss) before provision for income taxes    (3,750)    1,069    (3,773)     465
Provision (benefit) for income taxes                 (134)      398      (141)     208
                                                  --------  --------  --------  -------
Net income (loss)                                 $(3,616)  $   671   $(3,632)  $  257
                                                  ========  ========  ========  =======





Earnings (loss) per common share:
          Basic                                   $ (2.35)  $   .45   $ (2.33)  $  .17
                                                  ========  ========  ========  =======
          Diluted                                 $ (2.35)  $   .43   $ (2.33)  $  .17
                                                  ========  ========  ========  =======


Shares used in computing earnings (loss) per
    common share:
          Basic                                     1,539     1,497     1,556    1,500
                                                  ========  ========  ========  =======
          Diluted                                   1,539     1,547     1,556    1,552
                                                  ========  ========  ========  =======

             See accompanying notes to consolidated financial data.

                           COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30,
                                                            -------------------------
                                                                 1998     1997
                                                               --------  -------
                                                                 (IN MILLIONS)
Cash flows from operating activities:
  Net income (loss)                                            $(3,616)  $  671
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
       Depreciation and amortization                               272      256
       Purchased in-process technology                           3,234      208
       Restructuring and asset impairment charges                  393        -
       Changes in operating assets and liabilities, net of
       effects of purchased businesses:
    Accounts receivable                                           (221)     893
    Inventories                                                    644     (409)
    Other current assets                                            17      (23)
    Accounts payable                                                (9)     469
    Income taxes payable                                          (128)    (124)
    Accrued restructuring costs                                    (10)       -
    Other current liabilities                                      (43)      70
                                                               --------  -------
  Net cash provided by operating activities                        533    2,011
                                                               --------  -------
Cash flows from investing activities:
  Purchases of property, plant and equipment, net                 (257)    (298)
  Purchases of short-term investments                                -     (968)
  Proceeds from short-term investments                             344    1,143
  Acquisition of businesses, net of cash acquired               (1,413)    (268)
  Other, net                                                      (314)      35
                                                               --------  -------
  Net cash used in investing activities                         (1,640)    (356)
                                                               --------  -------
Cash flows from financing activities:
  Payments to retire debt                                         (788)    (293)
  Purchase of treasury shares                                      (26)       -
  Issuance of common stock pursuant to stock option plans           94       80
  Dividends paid                                                   (46)       -
  Other, net                                                         -      (37)
                                                               --------  -------
  Net cash used in financing activities                           (766)    (250)
                                                               --------  -------
Effect of exchange rate changes on cash and cash equivalents        51       29
                                                               --------  -------
  Net increase (decrease) in cash and cash equivalents          (1,822)   1,434
Cash and cash equivalents at beginning of period                 6,418    3,008
                                                               --------  -------
Cash and cash equivalents at end of period                     $ 4,596   $4,442
                                                               ========  =======

             See accompanying notes to consolidated financial data.

             COMPAQ COMPUTER CORPORATION
    CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                     (UNAUDITED)
          SUPPLEMENTAL CASH FLOW INFORMATION

                           SIX MONTHS ENDED JUNE 30,
                           -------------------------
                                  1998    1997
                                --------  -----
                                 (IN MILLIONS)

Acquisitions (Note 2)
Fair value of:
    Assets acquired             $16,029   $362
    Liabilities assumed          (7,014)   (74)
    Stock issued                 (4,284)     -
    Options issued                 (249)   (10)
                                --------  -----
Cash paid                         4,482    278
Less: cash acquired              (3,069)   (10)
                                --------  -----
Net cash paid for acquisition   $ 1,413   $268
                                ========  =====

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

NOTE  2  -  ACQUISITION  OF  DIGITAL  (CONTINUED)
-------------------------------------------------

      The following table shows the amounts allocated to the long-term assets, the allocation of the excess value over purchase price and the resulting assigned values for the assets acquired as of June 11, 1998:

                                                      EXCESS VALUE     VALUE ASSIGNED
                                        INITIAL       OVER PURCHASE     TO NET ASSETS
BALANCE SHEET CATEGORY                 VALUATION          PRICE           ACQUIRED
-----------------------------------  --------------  ----------------  ---------------
Property, plant and equipment        $       1,465   $          (637)  $          828
Purchased in-process technology              5,722            (2,488)           3,234
Intangible assets:
    Proven research and development          1,055              (459)             596
    Installed customer base                  2,150              (935)           1,215
    Trademarks                                 391              (170)             221
Other assets                                   662              (288)             374
Deferred tax liability                      (1,073)              871             (202)

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

NOTE  2  -  ACQUISITION  OF  DIGITAL  (CONTINUED)
-------------------------------------------------

                                                  SIX MONTHS ENDED JUNE 30,
                                                        1998     1997
                                                      --------  -------
                                                     PRO FORMA UNAUDITED
                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue:
     Product sales                                    $13,596   $14,403
     Service revenue                                    3,263     3,161
                                                      --------  -------
        Total revenue                                 $16,859   $17,564

Net income (loss)                                     $  (525)  $   696
                                                      ========  =======


Earnings (loss) per common share:
     Basic                                            $  (.32)  $   .42
                                                      ========  =======
     Diluted                                          $  (.32)  $   .41
                                                      ========  =======


Shares used in computing earnings per common share:
     Basic                                              1,652     1,638
                                                      ========  =======
     Diluted                                            1,652     1,692
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

NOTE  3  -  RESTRUCTURING  AND  ASSET  IMPAIRMENT  CHARGES  (CONTINUED)
----------------------------------------------------------------------

The accrued restructuring costs and amounts charged against the provision as of June 30, 1998, were as follows (dollars in millions):

---------------------------------  -------------  --------  ----------  ------
                                                             CURRENT
                                      COMPAQ      DIGITAL      YEAR     TOTAL
                                                             SPENDING
---------------------------------  -------------  --------  ----------  ------
Employee separations               $         132  $    999  $      (4)  $1,127
Facility closure costs                       142       272         (6)     408
Relocation                                     -        99          -       99
Other exit costs                              12        88          -      100
---------------------------------  -------------  --------  ----------  ------
Total accrued restructuring costs  $         286  $  1,458  $     (10)  $1,734
---------------------------------  -------------  --------  ----------  ------
Number of employee separations
     due to restructuring actions                                  46
---------------------------------  -------------  --------  ----------  ------

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

NOTE  4  -  CERTAIN  BALANCE  SHEET  COMPONENTS
-----------------------------------------------

                                      JUNE 30,  DECEMBER 31,
                                         1998    1997
                                        ------  ------
                                        (IN MILLIONS)
INVENTORIES:
  Raw materials and work-in-process     $  943  $  767
  Finished goods                         1,259     803
                                        ------  ------
                                        $2,202  $1,570
                                        ======  ======


PROPERTY, PLANT & EQUIPMENT:
  Land                                  $  355  $  185
  Buildings and leasehold improvements   1,480   1,076
  Machinery and equipment                2,738   2,392
  Construction-in-process and other        452     373
                                        ------  ------
                                         5,025   4,026
  Less accumulated depreciation          2,170   2,041
                                        ------  ------
                                        $2,855  $1,985
                                        ======  ======

NOTE  4  -  CERTAIN  BALANCE  SHEET  COMPONENTS  (CONTINUED)
------------------------------------------------------------

                                        JUNE 30,   DECEMBER 31,
                                          1998         1997
                                        ---------  -------------
INTANGIBLES AND OTHER ASSETS:
  Installed customer base, net          $   1,212  $           -
  Proven research and development, net        591              -
  Trademarks, net                             221              3
  Other intangibles and goodwill, net         490            139
  Other assets                                729            487
                                        ---------  -------------
                                        $   3,243  $         629
                                        =========  =============

OTHER CURRENT LIABILITIES:
  Salaries, wages and related items     $     770  $         123
  Deferred revenue                            929             31
  Accrued warranty                            680            423
  Accrued royalties                           216            132
  Other accrued expenses                    2,158          1,280
  Current portion of long-term debt           264            181
                                        ---------  -------------
                                        $   5,017  $       2,170
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

NOTE  8  -  OTHER  INCOME  AND  EXPENSE
---------------------------------------

     Other  income  and  expense  consisted  of  the  following:

                                    SIX MONTHS ENDED  QUARTER ENDED
                                         JUNE 30,       JUNE 30,
                                      --------------  ------------
                                       1998    1997   1998   1997
                                      ------  ------  -----  -----
                                             (IN MILLIONS)

Interest and dividend income          $(171)  $(119)  $(86)  $(63)
Interest (income) expense associated
 With hedging                             2      (3)     3     (1)
Other interest expense                   75      66     35     32
Currency (gains) losses, net             (2)     12     (6)     9
Minority interest dividend                1       -      1      -
Other, net                               21      25      9     19
                                      ------  ------  -----  -----
                                      $ (74)  $ (19)  $(44)  $ (4)
                                      ======  ======  =====  =====

NOTE  9  -  COMPREHENSIVE  INCOME
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

                            SIX MONTHS ENDED   QUARTER ENDED
                                 JUNE 30,         JUNE 30,
                             ---------------  ---------------
                               1998    1997     1998    1997
                             --------  -----  --------  -----
                                    (IN MILLIONS)
Net income (loss)            $(3,616)  $671   $(3,632)  $257
Other comprehensive loss          (5)   (13)       (2)    (3)
                             --------  -----  --------  -----
Comprehensive income (loss)  $(3,621)  $658   $(3,634)  $254
                             ========  =====  ========  =====

NOTE  10  -  EARNINGS  PER  COMMON  SHARE
-----------------------------------------

     Basic earnings per common share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Diluted loss per share is based only on the weighted average number of shares outstanding during the period. Incremental common stock equivalent shares of 60 million and 59 million were not used in the calculation of diluted earnings per common share in the six and three months ended June 30, 1998, respectively, due to the net loss for the periods. Incremental common stock

NOTE  10  -  EARNINGS  PER  COMMON  SHARE  (CONTINUED)
------------------------------------------------------

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

NOTE  12  -  DIGITAL  SUMMARIZED  UNAUDITED  FINANCIAL  INFORMATION  (DIGITAL
-----------------------------------------------------------------------------
STAND-ALONE)
------------

     In March 1994, Digital sold to the public 16 million Depositary shares under a shelf registration, each representing a one-fourth interest in a share of the Series A Preferred Stock, par value $1.00 per share. Dividends on the Series A Preferred Stock accrue at the annual rate of 8-7/8%, or $35.5 million per year. The Series A Preferred Stock is not convertible into, or exchangeable for, shares of any other class or classes of stock. The Series A Preferred Stock is not redeemable prior to April 1, 1999. On or after April 1, 1999, Compaq, at its option, may redeem shares of the Series A Preferred Stock, for cash at the redemption price per share of $100 ($25 per depository share), plus accrued and unpaid dividends. Compaq has guaranteed the dividend payments, redemption price and liquidation preference of the Digital Series A Preferred Stock. At June 30, 1998, there were declared and unpaid dividends of $8.9 million. The minority interest of $422 million on the balance sheet represents the fair value of the Series A Preferred Stock as of the date of the Digital acquisition.

     The summarized unaudited financial information for Digital and its consolidated subsidiaries on a stand-alone basis is presented below. The financial information for the period subsequent to the acquisition is based on the new basis of accounting reflecting the amounts included in the preliminary purchase price allocation resulting from Compaq's acquisition of Digital (see
Notes 2 and 3), and is presented in accordance with generally accepted accounting principles. The amounts previously

NOTE  12  -  DIGITAL  SUMMARIZED  UNAUDITED  FINANCIAL  INFORMATION  (DIGITAL
-----------------------------------------------------------------------------
STAND-ALONE)  (CONTINUED)
-------------------------

presented have been revised to reflect this new basis of accounting, as recommended in Securities and Exchange Commission Staff Accounting Bulletin No.
54. The new basis of accounting adjustments include (i) fair value adjustments to the historical basis of assets and liabilities acquired, (ii) the fair value assigned to intangible assets, including purchased in-process technology and
(iii) accrued restructuring charges. In addition, the Digital stand-alone financial information includes an allocation of certain costs incurred by Compaq including (i) costs for administrative functions and services performed on behalf of Digital by centralized staff groups within Compaq, and (ii) Compaq's general corporate expenses. The costs of these functions and services have been allocated to Digital using methods that Compaq management believes are reasonable. Such allocations are not necessarily indicative of the costs that would have been incurred if Digital had been a separate entity.

     Although Digital financial information is presented on a stand-alone basis, the companies are being managed on a consolidated basis. The stand-alone Digital information does not necessarily reflect the results that Digital would have realized had the acquisition not occurred and is not necessarily indicative of the future results of Digital. Separate financial information and other disclosures concerning Digital are not deemed by management to be meaningful to holders of the Series A Preferred Stock.

                           NEW BASIS         OLD BASIS
                         JUNE 27, 1998    DECEMBER 27, 1997
                        ---------------  -------------------
                          (IN MILLIONS)        (IN MILLIONS)
Current assets          $         4,955  $             6,428
Noncurrent assets                 7,911                2,365
Current liabilities               5,213                3,487
Noncurrent liabilities            1,198                1,910
Stockholders' equity              6,455                3,396

                                        NEW BASIS                      OLD BASIS
                                  ---------------------  -------------------------------------
                                   FOR THE PERIOD FROM    FOR THE PERIOD FROM      QUARTER
                                      JUNE 12, 1998         MARCH 29, 1998          ENDED
                                         THROUGH                THROUGH         JUNE 28, 1997
                                      JUNE 27, 1998          JUNE 11, 1998
                                  ---------------------  ---------------------  --------------
                                      (IN MILLIONS)                  (IN MILLIONS)
Product sales                     $                749   $                 968  $        1,994
Service revenues                                   295                   1,222  $        1,469
                                  ---------------------  ---------------------  --------------
 Total revenues                   $              1,044   $               2,190  $        3,463

Gross margin - product sales      $                295   $                 192  $          742
Gross margin - service revenues                     94                     347             457
                                  ---------------------  ---------------------  --------------
 Total gross margin               $                389   $                 539  $        1,199

Net income (loss)                 $          (3,073)(1)  $               (355)  $          124
                                  =====================  =====================  ==============

NOTE  12  -  DIGITAL  SUMMARIZED  UNAUDITED  FINANCIAL  INFORMATION  (DIGITAL
-----------------------------------------------------------------------------
STAND-ALONE)  (CONTINUED)
-------------------------

                                   FOR THE PERIOD FROM    FOR THE PERIOD FROM     SIX MONTHS
                                      JUNE 12, 1998        DECEMBER 28, 1997        ENDED
                                         THROUGH                THROUGH         JUNE 28, 1997
                                      JUNE 27, 1998          JUNE 11, 1998
                                  ---------------------  ---------------------  --------------
                                      (IN MILLIONS)                     (IN MILLIONS)
Product sales                     $                749   $              2,650   $        3,830
Service revenues                                   295                  2,731   $        2,947
                                  ---------------------  ---------------------   --------------
 Total revenues                   $              1,044   $              5,381   $        6,777

Gross margin - product sales      $                295   $                779   $        1,390
Gross margin - service revenues                     94                    834              915
                                  ---------------------  ---------------------   --------------
 Total gross margin               $                389   $              1,613   $        2,305

Net income (loss)                 $          (3,073)(1)  $                (13)  $          175
                                  =====================  =====================  ==============

(1)     Net  loss  includes  $3.2 billion for the write-off of purchased in-process technology resulting  from  Compaq's  acquisition  of  Digital.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     November  11,  1998            COMPAQ  COMPUTER  CORPORATION



                                /s/  Earl  L.  Mason
                                ----------------------------------------------
                                Earl  L.  Mason,  Senior  Vice  President
                                and  Chief  Financial  Officer
                                (as  authorized  officer  and  as  principal
                                financial  officer)