Form 10-Q
period 1998-09-30
COMPAQ COMPUTER CORP
filed 1998-11-13
CIK 714154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998



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

                              Yes  [ X ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of September 30, 1998, was approximately 1.7 billion.

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           COMPAQ COMPUTER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                            ASSETS
                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                  1998     1997
                                                           ------------  -------------
                                                                 (IN MILLIONS)
Current  assets:
 Cash and cash equivalents                                     $  4,408   $ 6,418
 Short-term investments                                              22       344
 Accounts receivable, net                                         5,727     2,891
 Inventories                                                      2,123     1,570
 Deferred income taxes                                            1,981       595
 Other current assets                                               509       199
                                                               ---------  -------
   Total current assets                                          14,770    12,017
Property, plant and equipment, less accumulated depreciation      2,822     1,985
Deferred income taxes                                               862         -
Intangible and other assets                                       3,193       629
                                                               ---------  -------
                                                               $ 21,647   $14,631
                                                               =========  =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                              $  3,779   $ 2,837
 Income taxes payable                                               210       195
 Accrued restructuring costs                                      1,634         -
 Other current liabilities                                        4,733     2,170
                                                               ---------  -------
   Total current liabilities                                     10,356     5,202
                                                               ---------  -------
Postretirement and other postemployment benefits                    430         -
                                                               ---------  -------
Minority interest                                                   422         -
                                                               ---------  -------
Stockholders' equity:
 Preferred stock, $.01 par value
   (authorized: 10 million shares; issued: none)                      -         -
 Common stock and capital in excess of $.01 par value
   (authorized: 3 billion shares; issued:
   1,683 million shares at September 30, 1998 and
   1,519 million shares at December 31, 1997)                     6,881     2,096
 Retained earnings                                                3,766     7,333
 Treasury stock (at cost)                                          (208)        -
                                                               ---------  -------
   Total stockholders' equity                                    10,439    9,429
                                                               ---------  -------
                                                               $ 21,647   $14,631
                                                               =========  =======

             See accompanying notes to consolidated financial data.

                              COMPAQ COMPUTER CORPORATION
                            CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)

                                                    NINE MONTHS ENDED    QUARTER  ENDED
                                                       SEPTEMBER 30,      SEPTEMBER 30,
                                                  ---------------------  --------------
                                                      1998       1997    1998    1997
                                                  -----------  --------  -----  -------
                                                  (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue:
 Products                                         $   18,227  $ 16,926  $7,280  $6,353
 Services                                              2,083       335   1,511     121
                                                  -----------  --------  -----  -------
Total revenue                                         20,310    17,261   8,791   6,474
                                                  -----------  --------  -----  -------

Cost of sales:
 Products                                             14,576    12,285   5,569   4,608
 Services                                              1,416       245   1,037      89
                                                  -----------  --------  -----  -------
Total cost of sales                                   15,992    12,530   6,606   4,697
                                                  -----------  --------  -----  -------

Selling, general, and administrative expense           3,417     2,097   1,581     788
Research and development costs                           924       600     430     213
Purchased in-process technology                        3,234       208       -       -
Restructuring and asset impairment charges               393         -       -       -
Merger-related costs                                       -        44       -      44
Other income and expense, net                            (56)      (23)     18      (4)
                                                  -----------  --------  -----  -------
                                                       7,912     2,926   2,029   1,041
                                                  -----------  --------  -----  -------

Income (loss) before provision for income taxes       (3,594)    1,805     156     736
Provision (benefit) for income taxes                     (93)      617      41     219
                                                  -----------  --------  -----  -------
Net income (loss)                                 $   (3,501)  $ 1,188  $  115  $  517
                                                  ===========  ========  =====  =======


Earnings (loss) per common share:
 Basic                                            $    (2.21)  $  0.79  $ 0.07  $ 0.34
                                                  ===========  ========  =====  =======
 Diluted                                          $    (2.21)  $  0.76  $ 0.07  $ 0.33
                                                  ===========  ========  =====  =======


Shares used in computing earnings (loss) per
common share:
 Basic                                                 1,585     1,502   1,675   1,510
                                                  ===========  ========  =====  =======
 Diluted                                               1,585     1,557   1,737   1,579
                                                  ===========  ========  =====  =======

             See accompanying notes to consolidated financial data.

                            COMPAQ COMPUTER CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------
                                                                  1998       1997
                                                               ----------  --------
                                                                   (IN MILLIONS)
Cash flows from operating activities:
   Net income (loss)                                           $  (3,501)  $ 1,188
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
 Depreciation and amortization                                       557       386
 Purchased in-process technology                                   3,234       208
 Restructuring and asset impairment charges                          393         -
 Changes in operating assets and liabilities, net of
 effects of purchased businesses:
 Accounts receivable                                                (490)      679
 Inventories                                                         724      (721)
 Other current assets                                                 95       (32)
 Accounts payable                                                    152       920
 Income taxes payable                                               (137)       51
 Accrued restructuring costs                                        (110)        -
 Other current liabilities                                          (217)      121
                                                               ----------  --------
   Net cash provided by operating activities                         700     2,800
                                                               ----------  --------
Cash flows from investing activities:
 Purchases of property, plant and equipment, net                    (470)     (462)
 Proceeds from sales of short-term investments, net                  322       (45)
 Acquisition of businesses, net of cash acquired                  (1,413)     (268)
 Other, net                                                         (361)      (13)
                                                               ----------  --------
   Net cash used in investing activities                          (1,922)     (788)
                                                               ----------  --------
Cash flows from financing activities:
 Payments to retire debt                                            (788)     (299)
 Purchase of treasury shares                                        (208)        -
 Issuance of common stock pursuant to stock option plans             260       124
 Dividends paid                                                      (71)        -
 Other, net                                                           (1)      (46)
                                                               ----------  --------
   Net cash used in financing activities                            (808)     (221)
                                                               ----------  --------
Effect of exchange rate changes on cash and cash equivalents          20        1
                                                               ----------  --------
 Net (decrease) increase in cash and cash equivalents             (2,010)    1,792
Cash and cash equivalents at beginning of period                   6,418     3,048
                                                               ----------  --------
Cash and cash equivalents at end of period                     $   4,408   $ 4,840
                                                               ==========  ========

             See accompanying notes to consolidated financial data.

             COMPAQ COMPUTER CORPORATION
   CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                     (UNAUDITED)

                         SUPPLEMENTAL CASH FLOW INFORMATION
                           NINE MONTHS ENDED SEPTEMBER 30,
                           -------------------------------
                                   1998       1997
                                ----------  -------
                                    (IN MILLIONS)
Acquisitions (Note 2)
Fair value of:
 Assets acquired                 $  16,029   $  362
 Liabilities assumed                (7,014)     (74)
 Stock issued                       (4,284)       -
 Options issued                       (249)     (10)
                                 ----------  -------
Cash paid                            4,482      278
Less: cash acquired                 (3,069)     (10)
                                 ----------  -------
Net cash paid for acquisitions   $   1,413   $  268
                                 ==========  =======

             See accompanying notes to consolidated financial data.

                           COMPAQ COMPUTER CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL DATA

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

     The accompanying unaudited consolidated financial data for Compaq Computer Corporation ("Compaq") as of September 30, 1998 and December 31, 1997 and for the three and nine-month periods ended September 30, 1998 and 1997 have been prepared on substantially the same basis as Compaq's annual consolidated financial statements. In Compaq's opinion, the data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates. Certain prior year amounts have been reclassified to conform to current year presentation.


     Compaq completed the acquisition of Digital Equipment Corporation ("Digital") during the second quarter of 1998. This acquisition was accounted for under the purchase method of accounting. The financial information provided for the three-month and nine-month periods ended September 30, 1997 has been restated to reflect the acquisition of Tandem Computers Incorporated in August 1997, which was accounted for as a pooling of interests.

NOTE  2  -  ACQUISITION  OF  DIGITAL
------------------------------------

     On June 11, 1998, Compaq consummated its acquisition of Digital. Digital was an industry leader in implementing and supporting networked business solutions in multi-vendor environments based on high performance platforms with an established global service and support team. The aggregate purchase price of $9.1 billion consisted of approximately $4.5 billion in cash, the issuance of approximately 141 million shares of Compaq common stock valued at approximately $4.3 billion and the issuance of approximately 25 million options to purchase Compaq common stock valued at approximately $249 million. The cash component of the purchase price was paid through the use of Compaq's general corporate funds. The results of operations of Digital and the estimated fair value of the assets acquired and liabilities assumed are included in Compaq's financial statements from the date of acquisition.


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

NOTE  2  -  ACQUISITION  OF  DIGITAL  (CONTINUED)
-------------------------------------------------

     The following table shows the amounts allocated to the long-term assets, the allocation of the excess value over the purchase price and the resulting assigned values for the assets acquired as of June 11, 1998:

                                                 EXCESS VALUE    VALUE ASSIGNED
                                    INITIAL     OVER PURCHASE    TO NET ASSETS
BALANCE SHEET CATEGORY             VALUATION        PRICE          ACQUIRED
                                  -----------  ---------------  ----------------
Property, plant and equipment     $    1,465   $         (637)  $           828
Purchased in-process technology        5,722           (2,488)            3,234
Intangible assets:
 Proven research and development       1,055             (459)              596
 Installed customer base               2,150             (935)            1,215
 Trademarks                              391             (170)              221
Other assets                             662             (288)              374
Deferred tax liability                (1,073)             871              (202)

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

     Upon consummation of the Digital acquisition, Compaq also assumed certain of Digital's defined benefit and defined contribution plans. The Digital employees who were eligible to participate in the Digital plans at the time of the acquisition continue to be eligible to participate in these plans. The benefits generally are based on years of service and compensation during the employee's career. Pension cost is based on estimated benefit formulas.

     Additionally, Compaq assumed the defined benefit postretirement plans that provide medical and dental benefits for Digital's retirees and their eligible dependents in the U.S and certain other locations. The majority of Digital's non-U.S. subsidiaries do not offer postretirement benefits other than pensions to retirees.

     The following table represents unaudited consolidated pro forma information as if Compaq and Digital had been combined as of the beginning of the periods presented. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have occurred had Compaq and Digital been a combined company during the specified periods.
The pro forma combined results include the effects of the purchase price allocation on depreciation of property, plant and equipment and amortization

NOTE  2  -  ACQUISITION  OF  DIGITAL  (CONTINUED)
-------------------------------------------------

of intangible assets, adjustments to reflect the reversal of interest income resulting from the use of cash related to the acquisition of Digital, and preferred stock dividends paid. The pro forma combined results exclude acquisition-related charges for purchased in-process technology related to Digital.

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                        1998      1997
                                                      ---------  -------
                                                     PRO FORMA UNAUDITED
                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue:
 Products                                             $ 20,830   $22,338
 Services                                                4,757     4,660
                                                      ---------  -------
   Total revenue                                      $ 25,587   $26,998
                                                      ---------  -------

Net income (loss)                                     $   (421)  $ 1,163
                                                      =========  =======


Earnings (loss) per common share:
 Basic                                                $  (0.25)  $  0.71
                                                      =========  =======
 Diluted                                              $  (0.25)  $  0.68
                                                      =========  =======


Shares used in computing earnings per common share:
 Basic                                                   1,670     1,643
                                                      =========  =======
 Diluted                                                 1,670     1,698
                                                      =========  =======

The net loss for the nine months ended September 30, 1998, includes $291 million, net of tax, in restructuring and asset impairment charges as described in Note 3 to the Consolidated Financial Data.

NOTE  3  -  RESTRUCTURING  AND  ASSET  IMPAIRMENT  CHARGES
----------------------------------------------------------

     In June 1998, Compaq's management approved restructuring plans, which included initiatives to integrate the operations of Compaq and Digital, consolidate duplicative facilities, improve service delivery and reduce overhead. Total accrued restructuring costs of $1.7 billion were recorded in the second quarter related to these initiatives, $1.4 billion of which related to Digital and was recorded as a component of the purchase price allocation and $286 million of which related to Compaq, which was charged to operations. The amounts recorded related to Digital are based on management's estimate of those costs. Management expects the Digital restructuring plans to be finalized by the end of the year. Areas where management estimates may be revised primarily relate to Digital employee separation and relocation costs, facility closure costs and other exit costs. Adjustments to accrued restructuring costs related to Digital will be recorded as an adjustment to the preliminary purchase price allocation.

     Accrued restructuring costs recorded in June 1998 included $1.1 billion ($999 million for Digital and $132 million for Compaq) representing the cost of involuntary employee separation benefits related to approximately 19,700 employees worldwide (approximately 14,700 Digital employees and 5,000 Compaq employees). Employee separation benefits include severance, medical and other benefits. Employee separations will affect the majority of business functions, job classes and geographies, with a majority of the reductions occurring in North America and Europe. The restructuring plans also included costs totaling $414 million ($272 million related to Digital and $142 million related to Compaq)

NOTE  3  -  RESTRUCTURING  AND  ASSET  IMPAIRMENT  CHARGES  (CONTINUED)
-----------------------------------------------------------------------

associated with the closure of 13.2 million square feet of office, distribution and manufacturing space, principally in North America and Europe.

Other restructuring costs included $99 million related to the relocation of Digital employees, with the majority of this amount attributable to relocations occurring in North America and Europe, and $100 million primarily related to costs of terminating certain Digital contractual obligations. Compaq expects that most of the restructuring actions related to the plans will be completed by June 1999.

     The accrued restructuring costs and amounts charged against the provision as of September 30, 1998, were as follows (dollars in millions):

                                                            BEGINNING      CASH       REMAINING
                                    COMPAQ      DIGITAL      ACCRUAL    EXPENDITURES   ACCRUAL
                                   --------  -------------  ----------  ------------  ---------
Employee separations               $    132  $         999  $    1,131  $       (86)  $   1,045
Facility closure costs                  142            272         414          (23)        391
Relocation                                -             99          99            -          99
Other exit costs                         12             88         100           (1)         99
                                   --------  -------------  ----------  ------------  ---------
Total accrued restructuring costs  $    286  $       1,458  $    1,744  $      (110)  $   1,634
                                   ========  =============  ==========  ============  ==========
Number of employee separations
     due to restructuring actions                                             4,603
                                                                        ============

     The total net headcount reduction for the quarter ended September 30, 1998, including attrition, restructuring and selective hiring, was approximately 5,400.

     During the second quarter of 1998, Compaq also recorded a $107 million charge related to asset impairments. The asset impairments resulted from the writedown to fair market value, less costs to sell, for assets taken out of service and held for sale or disposal. The majority of this charge relates to the impairment of $74 million of intangible assets associated with the acquisition of a company during 1995 that developed, manufactured, and supplied fast ethernet hubs, switches and related products. In May 1998, management decided to close the manufacturing facility and abandon the technologies acquired through this acquisition and discontinue all related products.

NOTE  4  -  CERTAIN  BALANCE  SHEET  COMPONENTS
-----------------------------------------------

                                        SEPTEMBER 30,  DECEMBER 31,
                                            1998        1997
                                       --------------  ------------
                                              (IN MILLIONS)
INVENTORIES:
 Raw materials and work-in-process     $          936  $        767
 Finished goods                                 1,187           803
                                       --------------  ------------
                                       $        2,123  $      1,570
                                       ==============  ============


INTANGIBLES AND OTHER ASSETS:
 Installed customer base, net          $        1,191  $          -
 Proven research and development, net             561             -
 Trademarks, net                                  209             3
 Other assets, net                              1,232           626
                                       --------------  ------------
                                       $        3,193  $        629
                                       ==============  ============


OTHER CURRENT LIABILITIES:
 Salaries, wages and related items     $          656  $        123
 Deferred revenue                                 908            31
 Accrued warranty                                 678           423
 Accrued royalties                                198           132
 Other accrued liabilities                      2,293         1,461
                                       --------------  ------------
                                       $        4,733  $      2,170
                                       ==============  ============

     The estimated lives of installed customer base, proven research and development, and trademarks are 15 years, 5 years and 5 years, respectively.

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

NOTE  6  -  TREASURY  STOCK
---------------------------

     On April 23, 1998, the Board of Directors authorized a systematic stock repurchase program to acquire up to 100 million shares of Compaq's common stock. Compaq implemented this program in May 1998. Compaq has repurchased approximately 6.4 million shares through September 30, 1998, for a cost of approximately $208 million under this program.

NOTE  7  -  OTHER  INCOME  AND  EXPENSE
---------------------------------------

     Other  income  and  expense  consisted  of  the  following:

                                      NINE MONTHS ENDED   QUARTER ENDED
                                        SEPTEMBER 30,     SEPTEMBER 30,
                                      -----------------  ----------------
                                        1998      1997     1998     1997
                                      --------  --------  -------  -------
                                                  (IN MILLIONS)
Interest and dividend income          $  (226)  $  (189)  $  (55)  $  (63)
Interest (income) expense associated        8        (4)       6       (1)
 with hedging
Other interest expense                    120       118       45       46
Currency losses, net                       19        21       21        9
Minority interest dividend                 10         -        9        -
Other, net                                 13        31       (8)       5
                                      --------  --------  -------  -------
                                      $   (56)  $   (23)  $   18   $   (4)
                                      ========  ========  =======  =======

NOTE  8  -  COMPREHENSIVE  INCOME
---------------------------------

     Comprehensive income (loss) is comprised of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. Compaq's other comprehensive income is comprised primarily of foreign currency translation adjustments from certain subsidiaries. Comprehensive income for the nine months ended September 30, 1998 and 1997, respectively, is insignificant and therefore is not disclosed in the balance sheet as a separate component of stockholders' equity. The components of comprehensive income
(loss)  are  listed  below:

                                    NINE MONTHS ENDED   QUARTER ENDED
                                      SEPTEMBER 30,     SEPTEMBER 30,
                                   -------------------  ------------
                                      1998      1997    1998   1997
                                   ----------  -------  ----  ------
                                               (IN MILLIONS)
Net income (loss)                  $  (3,501)  $1,188  $ 115  $ 517
Other comprehensive income (loss)          3      (19)     8     (6)
                                   ----------  -------  ----  ------
Comprehensive income (loss)        $  (3,498)  $1,169  $ 123  $ 511
                                   ==========  =======  ====  ======

NOTE  9  -  EARNINGS  PER  COMMON  SHARE
----------------------------------------

     Basic earnings per common share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the dilutive incremental shares attributed to outstanding options to purchase common stock. Diluted loss per share is based only on the weighted average number of shares outstanding during the period. Incremental common stock equivalent shares of 62 million were used in the calculation of diluted earnings per common share for the quarter ended September 30, 1998. Incremental common stock equivalent shares of 61 million were not used in the calculation of diluted loss per common share in the nine months ended September 30, 1998, since their inclusion would have been antidilutive due to the net loss for the period. Incremental common stock equivalent shares of 55 million and 69 million were used in the calculation of diluted earnings per common share in the nine and three months ended September 30, 1997, respectively.

     Stock options to purchase 13 million shares and 37 million shares of common stock for the nine-month periods, and 16 million shares and 12 million shares of common stock for the three-month periods

NOTE  9  -  EARNINGS  PER  COMMON  SHARE  (CONTINUED)
-----------------------------------------------------

ended September 30, 1998 and 1997, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

NOTE  10  -  LITIGATION
-----------------------

     Five class action lawsuits have been filed in the United States District Court for the Southern District of Texas, Houston Division. The actions are purported class actions of all persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998, and the named defendants include the Company and certain of its current and former officers and directors. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by, among other things, withholding information and making misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock, and further alleges that certain of the individual defendants sold Compaq common stock at these inflated prices. A motion for the appointment of lead counsel and the consolidation of the purported class action lawsuits is pending. The plaintiffs seek monetary damages, interest, costs and expenses. Compaq intends to defend the suits vigorously.

     Several purported class action lawsuits were filed against Digital during 1994 alleging violations of the federal securities laws arising from alleged misrepresentations and omissions in connection with Digital's issuance and sale of Series A 8-7/8% Cumulative Preferred Stock and Digital's financial results for the quarter ended April 2, 1994. During 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants' motion to dismiss all three cases in their entirety. On May 7, 1996, the United States Court of Appeals for the First Circuit affirmed in part and reversed in part the dismissal of two of the cases, and remanded for further proceedings. The parties are proceeding with discovery.

NOTE  11  -  DIGITAL  SUMMARIZED  UNAUDITED  FINANCIAL  INFORMATION  (DIGITAL
-----------------------------------------------------------------------------
STAND-ALONE)
------------

     In March 1994, Digital sold to the public 16 million Depositary shares under a shelf registration, each representing a one-fourth interest in a share of the Series A Preferred Stock, par value $1.00 per share. Dividends on the Series A Preferred Stock accrue at the annual rate of 8-7/8%, or $35.5 million per year. The Series A Preferred Stock is not convertible into, or exchangeable for, shares of any other class or classes of stock. The Series A Preferred Stock is not redeemable prior to April 1, 1999. On or after April 1, 1999, Compaq, at its option, may redeem shares of the Series A Preferred Stock, for cash at the redemption price per share of $100 ($25 per depository share), plus accrued and unpaid dividends. Compaq has guaranteed the dividend payments, redemption price and liquidation preference of the Digital Series A Preferred Stock. At September 30, 1998, there were declared and unpaid dividends of $8.9 million. The minority interest of $422 million on the balance sheet represents the fair value of the Series A Preferred Stock as of the date of the Digital acquisition.

     The summarized unaudited financial information for Digital and its consolidated subsidiaries on a stand-alone basis is presented below. The financial information for the period subsequent to the acquisition is based on the new basis of accounting reflecting the amounts included in the preliminary purchase price allocation resulting from Compaq's acquisition of Digital (see
Notes 2 and 3), and is presented in accordance with generally accepted accounting principles. The new basis of accounting adjustments include (i) fair value adjustments to the historical basis of assets and liabilities acquired,
(ii) the fair value assigned to intangible assets, including purchased in-process technology and (iii) accrued restructuring charges. Additionally, the Digital stand-alone financial information includes an allocation of certain costs incurred by Compaq including (i) costs for administrative functions and services performed on behalf of Digital by centralized staff groups within

Compaq, and (ii) Compaq's general corporate expenses. The costs of these functions and services have been allocated to Digital using methods that Compaq management believes are reasonable. Such allocations are not necessarily indicative of the costs that would have been incurred if Digital had been a separate entity.

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

                              NEW BASIS             OLD BASIS
                         --------------------  -------------------
                          SEPTEMBER 26, 1998    DECEMBER 27, 1997
                            (IN MILLIONS)         (IN MILLIONS)
Current assets           $             4,555   $             6,428
Noncurrent assets                      7,634                 2,365
Current liabilities                    4,636                 3,487
Noncurrent liabilities                 1,208                 1,910
Stockholders' equity                   6,345                 3,396

                            QUARTER ENDED         QUARTER ENDED
                          SEPTEMBER 26, 1998    SEPTEMBER 27, 1997
                            (IN MILLIONS)         (IN MILLIONS)
Revenue:
 Products                $             1,072   $             1,582
 Services                              1,422                 1,378
                         --------------------  -------------------
   Total revenue         $             2,494   $             2,960

Gross margin:
 Products                $               308   $               563
 Services                                442                   428
                         --------------------  -------------------
   Total gross margin    $               750   $               991

Net income (loss)        $              (102)  $                25
                         ====================  ===================

                              NEW BASIS                         OLD BASIS
                        ---------------------  -----------------------------------------
                         FOR THE PERIOD FROM    FOR THE PERIOD FROM
                            JUNE 12, 1998        DECEMBER 28, 1997        NINE MONTHS
                               THROUGH                THROUGH                ENDED
                         SEPTEMBER 26, 1998        JUNE 11, 1998      SEPTEMBER 27, 1997
                        ---------------------  ---------------------  ------------------
                            (IN MILLIONS)                     (IN MILLIONS)
Revenue:
 Products               $              1,821   $              2,650   $             5,412
 Services                              1,717                  2,731                 4,325
                        ---------------------  ---------------------  -------------------
   Total revenue        $              3,538   $              5,381   $             9,737

Gross margin:
 Products               $                603   $                779   $             1,953
 Services                                536                    834                 1,343
                        ---------------------  ---------------------  -------------------
   Total gross margin   $              1,139   $              1,613   $             3,296

Net income (loss)       $          (3,175)(1)  $                (13)  $               200
                        =====================  =====================  ===================

(1)     Net  loss  includes  $3.2  billion  for  the  write-off  of  purchased in-process technology  resulting  from  Compaq's  acquisition  of  Digital.

NOTE  12  -  SUBSEQUENT  EVENTS  -  CREDIT  FACILITIES
------------------------------------------------------

     On October 3, 1998, Compaq entered into a one-year $1 billion unsecured revolving credit facility to replace a similar facility that expired on September 21, 1998. In addition, Compaq amended its five-year $3 billion revolving credit facility that expires in September 2002 to incorporate the new one-year facility. Compaq has not borrowed under either of these facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated interim financial statements.

RESULTS  OF  OPERATIONS

     The following table presents, as a percentage of revenue, certain selected financial data for the three and nine-month periods ended September 30, 1998 and 1997.

                                       NINE MONTHS ENDED SEPTEMBER 30,  QUARTER ENDED SEPTEMBER 30,
                                       -------------------------------  ---------------------------
                                                      1998      1997     1998     1997
                                                  -----------  -------  -------  -------
Revenue:
 Products                                              89.7%     98.1%    82.8%    98.1%
 Services                                              10.3       1.9     17.2      1.9
Total revenue                                         100.0     100.0    100.0    100.0

Cost of sales:
 Products                                              80.0      72.6     76.5     72.5
 Services                                              68.0      73.1     68.6     73.6
Total cost of sales                                    78.7      72.6     75.1     72.6

Gross margin:
 Products                                              20.0      27.4     23.5     27.5
 Services                                              32.0      26.9     31.4     26.4
Total gross margin                                     21.3      27.4     24.9     27.4

Selling, general and administrative expenses           16.8      12.1     18.0     12.2
Research and development costs                          4.5       3.5      4.9      3.3
Purchased in-process technology(1)                     15.9       1.2        -        -
Restructuring and asset impairment charges(2)           2.0         -        -        -
Merger-related costs(3)                                   -        .3        -       .7
Other income and expense, net                          (0.2)     (0.1)     0.2     (0.1)
                                                  -----------  -------  -------  -------
                                                       39.0      17.0     23.1     16.1
                                                  -----------  -------  -------  -------
Income (loss) before provision for income taxes       (17.7)%    10.4%     1.8%    11.3%
                                                  ===========  =======  =======  =======

(1)     Represents a $3.2 billion non-recurring, non-tax-deductible charge in the second quarter  of  1998  in  connection  with  the  Digital  acquisition  and  a  $208 million non-recurring,  non-tax-deductible  charge  in  the second quarter of 1997 in connection with  the  Microcom  acquisition.
(2)     Represent  a  $393 million charge for restructuring and asset impairments in the second  quarter  of  1998  in  connection  with  the  Digital  acquisition.
(3)     Represents  a  $44 million non-recurring, non-tax-deductible charge in the third quarter  of  1997  related  to  costs  associated  with  the  Tandem  merger.

OVERVIEW

     Compaq's completion of recent acquisitions has resulted in an expanded and enhanced business model, focused on open industry-standard products, leadership enterprise technology and solutions and a full line of global service offerings. As one of the top three global information technology companies, Compaq is an industry leader committed to delivering superior customer value through standards-based, partner-leveraged computing that features world class services, support and market-segment focused solutions, particularly in communications, manufacturing and finance. Compaq is a strategic information technology partner to customers of all sizes, providing product offerings that range from handheld computers to powerful failsafe computer servers.

     The Company recorded several charges during the second quarter of 1998 in connection with the June 11, 1998 Digital acquisition and closing of certain Compaq facilities (see Notes 2 and 3 to Consolidated Financial Data). These charges, net of related taxes, included $3.2 billion for the write-off of purchased in-process technology, $291 million for restructuring and asset impairment charges related to Compaq employee separations and elimination of certain Compaq facilities, and $139 million for other operating adjustments. These operating adjustments were primarily for incremental pricing actions on certain Digital products to integrate them with Compaq products in the marketplace and the higher cost of sales as a result of fair value adjustments for acquired Digital products sold since the acquisition date.

     The third quarter of 1998 was the first full quarter of operations for the combined companies of Compaq and Digital. The quarter was largely transitional as the necessary steps were taken to begin the integration of Digital products, services and the Digital customer base. Integration efforts include the consolidation of duplicative facilities, employee separations and relocations, and integration of the internal information systems of the combined companies.

REVENUES

     Total revenue increased $3 billion, or 17.7%, for the nine months ended September 30, 1998 over the comparable period in 1997, largely driven by the acquisition of Digital. Partially offsetting this revenue growth were expected short-term reductions in revenues as a result of the continued transition to the Optimized Distribution Model, the implementation of a product migration strategy for Intel-based, Digital-branded personal computers, and the realignment of the sales and marketing organizations of the newly combined companies throughout the world. Product revenue for the nine months ended September 30, 1998 increased $1.3 billion, or 7.7%, from the same period in 1997. Service revenue increased $1.7 billion for the first nine months of 1998 over the prior year. Total revenue from North America, including Canada, increased 4% for the nine-month period ending September 30, 1998, compared to the same period in 1997. European revenue increased 40% while other international revenue increased 20% for the first nine months of 1998, compared to the same period in the prior year. International revenue, excluding Canada, represented 52% of total revenue for the nine-month period of 1998.

     Total revenue increased $2.3 billion, or 35.8%, for the three months ended September 30, 1998 over the comparable period in 1997. Product revenue for the three months ended September 30, 1998 increased $927 million, or 14.6%, from the same period in 1997, while unit sales increased 14.3% year over year for the third quarter. Service revenue increased $1.4 billion for the third quarter of 1998 over the third quarter of 1997, primarily due to the acquisition of Digital. Total revenue from North America, including Canada, increased 15% for the three-month period ending September 30, 1998 compared to the same period in 1997. European revenue increased 73% while other international revenue increased 47% in the third quarter of 1998, compared to the same period in the prior year. International revenue, excluding Canada, represented 51% of total revenue for the quarter ended September 30, 1998.

GROSS  MARGIN

     Gross margin as a percentage of revenue decreased to 21.3% from 27.4% for the nine-month period of 1998 and 1997, respectively, and decreased to 24.9% in the third quarter of 1998 compared to 27.4% in the comparable period of 1997. Product gross margin as a percentage of product revenue declined to 20.0% from 27.4% for the nine-month period and decreased to 23.5% from 27.5% in the third quarter of 1998 compared to the same period in 1997. The decrease in year-to-date product gross margin resulted largely from significant pricing and promotional actions taken by Compaq in the North American market during the first and second quarters of 1998 to meet the channel inventory goals of the

Company's Optimized Distribution Model and to respond to competitive pricing conditions. Service gross margin as a percentage of service revenue increased to 32.0% from 26.9% for the first nine months of 1998 and 1997, respectively, and increased to 31.4% from 26.4% in the third quarter of 1998 compared to the same period in 1997. The increase in service gross margin is primarily attributable to the acquisition of Digital.

OPERATING  EXPENSES

     Compaq's selling, general and administrative expense increased to 16.8% of revenue year-to-date compared with 12.1% for the same period in 1997. Selling, general and administrative expense increased to 18.0% of revenue in the third quarter compared with 12.2% in the same period of 1997. The increase in Compaq's selling, general and administrative expense as a percentage of revenue is mainly due to the acquisition of Digital and the expected short-term reductions in revenue described above. Historically, Digital has maintained a higher cost structure than Compaq. Compaq anticipates that for the remainder of 1998, selling, general and administrative expense will increase in absolute dollars over the prior year primarily due to the impact of Digital's existing cost structure. However, Compaq plans to achieve a more competitive cost structure and reduce expenses going forward through the continued implementation of its restructuring plans, which include initiatives to integrate the operations of the combined companies, consolidate duplicative facilities, and significantly reduce overhead.

     Research and development costs increased to 4.5% and 4.9% of revenue for the nine months and three months ended September 30, 1998, respectively, compared to 3.5% and 3.3% in the corresponding periods of 1997. The increase in research and development costs is primarily attributable to the acquisition of Digital. Compaq is committed to maintaining a significant level of research and development investment in support of both current operations and the introduction of leadership technologies and products for the future.

PURCHASED  IN-PROCESS  TECHNOLOGY

     Upon consummation of the Digital acquisition in the second quarter of 1998, Compaq immediately expensed $3.2 billion representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use (see Note 2 to Consolidated Financial Data). The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

     The resulting net cash flows from such projects are based on Compaq management's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. These estimates are based on the following assumptions:

          The estimated revenues project average compounded annual revenue growth rates of 8% to 39% during 1998-2001, depending on the product areas. For instance, UNIX/Open VMS compounded annual growth rates are 8% and storage rates are 39%. Estimated total revenues from the purchased in-process product areas peak in the year 2001 and decline rapidly in 2002-2005 as other new products are expected to enter the market. These projections are based on Compaq management's estimates of market size and growth (that are supported by independent market data), expected trends in technology (such as new families of products in the external storage product area) and the nature and expected timing of new product introductions by Digital and its competitors. These estimates also include growth related to Compaq utilizing certain Digital technologies in conjunction with Compaq's products, Compaq's marketing and distributing the resulting products through Compaq's resellers and Compaq's enhancing the market's response to Digital's products by providing incremental financial support and stability.

          The estimated cost of sales as a percentage of revenues is expected to be lower than Digital's on a stand-alone basis (66% in fiscal 1997), primarily due to Compaq's expected ability to achieve more favorable pricing from key component vendors and production efficiencies due to economies of scale through combined operations. As a result of these savings, the estimated cost of sales as a percentage of revenues is expected to decrease by 1% to 6% from Digital's historical percentage, depending on the product areas.

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

          The estimated selling, general and administrative costs are expected to more closely approximate Compaq's cost structure (approximately 12% of revenues in 1997), which is lower than Digital's cost structure (approximately 24% of revenues in fiscal 1997). Cost savings are expected to result primarily from the changes related to the restructuring actions discussed in Note 3 to the Consolidated Financial Data, as well as savings resulting from the distribution of Digital's products through Compaq's resellers (i.e., sales of higher volume products with lower direct selling costs) and efficiencies due to economies of scale through combined operations (i.e., consolidated marketing and advertising programs). These cost savings are expected to be realized primarily in 1999 and thereafter. A significant portion of these savings is attributable to the restructuring actions, half of which are expected to occur in 1998 and half in 1999.

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

If these projects are not successfully developed, the revenue and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Compaq expects to begin to benefit from the purchased in-process technology in late 1998 and is continuously monitoring its development projects.

RESTRUCTURING  AND  ASSET  IMPAIRMENT  CHARGES

     In June 1998, Compaq's management approved restructuring plans, which included initiatives to integrate operations of Compaq and Digital, consolidate duplicative facilities, improve service delivery and reduce overhead. Total accrued restructuring costs of $1.7 billion were recorded in the second quarter related to these initiatives, $1.4 billion of which related to Digital and was recorded as a component of the purchase price allocation and $286 million of which related to Compaq which was charged to operations. The amounts recorded related to Digital are based on management's estimate of those costs. Management expects the Digital restructuring plans to be finalized by the end of the year. Areas where management estimates may be revised primarily relate to Digital employee separation and relocation costs, facility closure costs and other exit costs. Adjustments to accrued restructuring costs related to Digital will be recorded as an adjustment to the preliminary purchase price allocation.

     Accrued restructuring costs recorded in June 1998 included $1.1 billion ($999 million for Digital and $132 million for Compaq) representing the cost of involuntary employee separation benefits related to approximately 19,700 employees worldwide (approximately 14,700 Digital employees and 5,000 Compaq employees). Employee separation benefits include severance, medical and other benefits. Employee separations will affect the majority of business functions, job classes and geographies, with a majority of the reductions occurring in North America and Europe. The restructuring plans also included costs totaling $414 million (approximately $272 million related to Digital and $142 million related to Compaq) associated with the closure of 13.2 million square feet of office, distribution and manufacturing space, principally in North America and Europe. Other restructuring costs included $99 million related to the relocation of Digital employees, with the majority of this amount attributable to relocations in North America and Europe, and $100 million primarily related to costs of terminating certain Digital contractual obligations. Compaq expects that most of the restructuring actions related to the plans will be completed by June 1999.

     The accrued restructuring costs and amounts charged against the provision as of September 30, 1998, were as follows (dollars in millions):

                                                            BEGINNING      CASH       REMAINING
                                    COMPAQ      DIGITAL      ACCRUAL    EXPENDITURES   ACCRUAL
                                   --------  -------------  ----------  ------------  ----------
Employee separations               $    132  $         999  $    1,131  $       (86)  $    1,045
Facility closure costs                  142            272         414          (23)         391
Relocation                                -             99          99            -           99
Other exit costs                         12             88         100           (1)          99
                                   --------  -------------  ----------  ------------  ----------
Total accrued restructuring costs  $    286  $       1,458  $    1,744  $      (110)  $    1,634
                                   ========  =============  ==========  ============  ==========
Number of employee separations
     due to restructuring actions                                             4,603
                                                                        ============

     The total net headcount reduction for the quarter ended September 30, 1998, including attrition, restructuring and selective hiring, was approximately 5,400.

     During the second quarter of 1998, Compaq also recorded a $107 million charge related to asset impairments. The asset impairments resulted from the writedown to fair market value, less costs to sell, for assets taken out of service and held for sale or disposal. The majority of this charge relates to the impairment of $74 million of intangible assets associated with the acquisition of a company during 1995 that developed, manufactured, and supplied fast ethernet hubs, switches and related products. In May 1998, management decided to close the manufacturing facility and abandon the technologies acquired through this acquisition and discontinue all related products.
Management anticipates that additional asset impairments may result in the future as restructuring plans are implemented and additional assets are taken out of service and held for sale or disposal. Additional increases in depreciation expense may occur as asset lives are adjusted as a result of the integration process.

Compaq's selling, general and administrative costs are expected to decrease in the future through the continued implementation of the Company's restructuring plans.

OTHER  ITEMS

     Compaq had other income, net, of $56 and $23 million for the nine months ended September 30, 1998 and 1997 and other expense, net, of $18 million in the third quarter of 1998 and other income, net, of $4 million in the third quarter of 1997. This increase for the nine months was primarily due to an increase in interest and dividend income related to greater cash and short-term investment balances, partially offset by increased interest expense and the minority interest dividend paid to Digital preferred shareholders. Other expense, net, for the third quarter of 1998 relates to higher interest expense associated with hedging and currency losses recognized during the period, as well as the inclusion of the minority interest dividend paid to Digital preferred shareholders, and lower interest income due to the use of cash related to the Digital acquisition.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Compaq's working capital decreased to $4.4 billion at September 30, 1998, compared to $6.8 billion at December 31, 1997, primarily as a result of the acquisition of Digital, completion of a tender offer for the Digital notes and debentures and actions associated with accrued restructuring costs.

     Compaq's cash, cash equivalents and short-term investments decreased to $4.4 billion at September 30, 1998, from $6.8 billion at December 31, 1997, primarily due to the cash payment made to acquire Digital net of cash received in the acquisition, and completion of a tender offer for the Digital notes and debentures. From time to time, Compaq may sell accounts receivables when it is economically beneficial to do so. Accounts receivable sold in the third quarter of 1998 were not significant and for the quarter ended December 31, 1997 were $1.1 billion. Inventory levels increased to $2.1 billion at September 30, 1998, compared to $1.6 billion at December 31, 1997, primarily due to the acquisition of Digital partially offset by changes in production planning as a result of Compaq's transition to the Optimized Distribution Model. For the nine months ended September 30, 1998, cash expenditures for restructuring activities were $110 million. Future cash expenditures for currently planned restructuring activities are estimated to be $1.6 billion.

     In May 1998, Compaq implemented a systematic stock repurchase program to acquire up to 100 million shares of Compaq's common stock. Compaq repurchased approximately 6.4 million shares through September 30, 1998, for approximately $208 million. In June 1998, Compaq utilized approximately $4.5 billion in cash to complete the acquisition of Digital ($1.4 billion net of cash acquired) and $799 million, including interest, in cash to complete a tender offer for the Digital notes and debentures. Cash used for the purchase of property, plant and equipment, net, totaled $470 million for the nine months ended September 30, 1998. Compaq estimates that capital expenditures for land, buildings and equipment during the remainder of 1998 will be approximately $220 million. In June 1998, Compaq acquired a ten percent preferred equity position in a business venture with Time Warner, Advance/Newhouse, MediaOne and Microsoft for approximately $213 million in cash. The venture will provide Internet services and intends to accelerate the delivery of broadband services over cable modems to consumers and small businesses under the Road Runner brand.

     Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq from time to time may borrow funds for actual or anticipated funding needs or because it is economically beneficial to borrow funds instead of repatriating funds in the form of dividends from Compaq's foreign subsidiaries. In addition, on October 3, 1998, Compaq entered into a one-year $1 billion unsecured revolving credit facility to replace a similar facility that expired on September 21, 1998.
Compaq also has a $3 billion syndicated credit facility that expires in September 2002, which was unused at September 30, 1998. Compaq has established a commercial paper program, supported by the syndicated credit facility, which was unused at September 30, 1998. Compaq believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements.
Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon Compaq's needs and market conditions.

     Other planned uses of cash include the efforts to develop the purchased in-process technology related to the Digital and Microcom acquisitions into commercially viable products. This primarily consists of the completion of all planning, designing, prototyping, high-volume manufacturing verification and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Bringing the purchased in-process technology to market also includes developing firmware and diagnostic software, device driver development, and testing the technology for compatibility and interoperability with commercially viable products. As of the date of acquisition, the estimated costs to be incurred to develop the Digital-related purchased in-process technology into commercially viable products total approximately $3.1 billion in the aggregate through the year 2005: $60 million in 1998, $510 million in 1999, $660 million in 2000, $630 million in 2001, $520 million in 2002, $400 million in 2003, $210 million in 2004 and $90 million in 2005. In addition, the estimated costs to develop the Microcom purchased in-process technology into commercially viable products is approximately $500 million from the date of acquisition through the year 2001.

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

     Compaq is in the process of determining the impact that the adoption of FAS 133 will have on its earnings or statement of financial position.

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

     Market Environment. Compaq expects the personal computer market to expand in 1998 in line with third party research organizations' forecasts of unit growth in the range of 15% to 16%, although the growth rate for this market is expected to decrease in 1999 compared to 1998. The Company expects the enterprise market to expand with the development of internet and intranet enterprise applications and the corporate MIS migration from legacy systems to client/server systems. This expansion represents an opportunity for Compaq's services business to help enable customers to implement and manage these new environments. With its acquisition of Tandem Computers Incorporated in the third quarter of 1997 and the acquisition of Digital Equipment Corporation in the second quarter of 1998, the Company confronts a challenge in building the high-end UNIX solutions market while continuing to advance the sphere of NT-based solutions to achieve the lowest cost of ownership and the highest computing value for its customers. Although Compaq has programs, products and services focused on meeting market demand, gaining market share profitably and maintaining gross margins, Compaq's ability to achieve these goals is subject to the risks set forth in this discussion.

     Competitive Environment. Competition remains fierce in the information technology industry with a large number of competitors vying for market share. Competition creates an aggressive pricing environment, which continues to put pressure on gross margins. A number of personal computer companies sell directly to end users and, particularly in the U.S., direct sales have increased as a percentage of the total personal computer market. Compaq has established a variety of programs designed to increase its manufacturing, distribution, and business process efficiencies to enable it to compete more effectively in its PC business. Compaq sells directly to end users in its high-end business and its service business. The success of its programs to increase its business efficiencies depends upon Compaq's ability to continue its successful working relationship with its resellers, to maintain and increase its service business, to both predict and react quickly to market responses by its competitors, and to continue the implementation of its Optimized Distribution Model, the goal of which is to implement more efficient component supply, manufacturing, and distribution strategies to increase overall efficiencies.

     Risks of Newly Acquired Businesses. As a result of Compaq's acquisition of Digital, it will expand its service offerings and enterprise solutions. This expansion, however, includes a number of risks associated with Digital's business. Compaq believes that the Digital acquisition will enhance its operating results, but as with any significant acquisition or merger, it confronts challenges in retaining key employees, maintaining key industry alliances, synchronizing product roadmaps and business processes, and integrating logistics, marketing, product development, services and manufacturing operations to achieve greater efficiencies. In June 1998, Compaq announced that its earnings in the second quarter would be at break even and that the third quarter would be transitional, focused both on the integration of Digital businesses and the achievement of synergies. In October 1998, Compaq stated that the integration of Digital would continue through the fourth quarter, with Compaq taking necessary actions to achieve additional synergies. While Compaq intends to increase its service revenue through this acquisition, there are risks associated with the service business, which include jeopardizing Compaq's long-term relationships with third party resellers while it provides services directly to end-user customers, as well as reducing service revenue in the short term due to the cancellation of Digital's existing service contracts by Compaq's competitors. Compaq has also made certain estimates in connection with the value of purchased in-process technology. If these projects are not successfully developed, its future revenue and profitability may be adversely affected and the value of other intangibles could be reduced. This risk is more fully discussed under "Purchased In-Process Technology." Compaq plans to continue to use strategic acquisitions and mergers to assist in the growth of its business.

     Third Party Relationships. Compaq works with third parties in strategic alliances to facilitate product offerings, product development, and compatibility, in various manufacturing, configuring and shipping capacities, and as suppliers of components and services in non-core competencies. Although it tries to achieve strong working relationships with parties who share its industry goals and have adequate resources to fulfill their responsibilities, these relationships lead to a number of risks. First, these companies may suffer financial or operational difficulties that affect their performance, which could lead to delays in product announcements and gaps in component supplies. Second, major companies from which the Company purchases components or services (such as Intel, Microsoft, Cisco and IBM) may be competitors in other areas, which could affect pricing, new product development or future performance. Third, difficulties in coordinating activities may lead to gaps in delivery and performance of products. Finally, companies from which Compaq purchases components may be subject to legal challenges that impede their ability to ship their products in a timely manner. A number of regulatory authorities are currently investigating allegations of violations of antitrust laws in the high technology arena and the U.S. government has filed suit against Microsoft. Any delays in the development or shipments of new products resulting from such legal proceedings could delay Compaq's products as well as negatively impact customer demand stemming from new product generations.

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

     Product Transitions. In each product cycle, Compaq confronts the risk of delays in production that could impact sales of newer products while it manages the inventory of older products and facilitates the sale of older inventory held by resellers. To ease product transitions, Compaq carries out pricing actions and marketing programs to increase sales by resellers. It provides currently for estimated product returns and price protection that may occur under reseller programs and under floor planning arrangements with third-party finance companies. Should Compaq be unable to sell the inventory of older products at anticipated prices, should it not anticipate pricing actions that are necessary, or if dealers hold higher than expected amounts of inventory subject to price protection at the time of planned price reductions, there could be a resulting adverse impact on sales, gross margins, and profitability.

     Systems Implementation. Compaq continues to focus on making business and information management processes more efficient in order to increase customer satisfaction, improve productivity and lower costs. In the event of a delay in implementing improvements, there could be an adverse impact on inventory levels, cash and related profitability. In connection with these efforts, Compaq is moving many of its systems from a legacy environment of proprietary systems to client-server architectures as well as integrating systems from newly acquired businesses. Integrating the systems at Digital and Tandem has further complicated this process. Should the transition to new systems not occur in a smooth and orderly manner, Compaq could experience disruptions in operations, which could have an adverse financial impact.

     Technology Standards and Key Licenses. Participants in the computer industry generally rely on the creation and implementation of technology standards to win the broadest market acceptance for their products. Compaq must successfully manage and participate in the development of standards while continuing to differentiate its products and services in a manner valued by customers. While industry participants generally accept, and may encourage, the use of their intellectual property by third parties under license, when intellectual property owned by competitors or suppliers becomes accepted as an industry standard, Compaq must obtain a license, purchase components utilizing such technology from the owners of such technology or their licensees, or otherwise acquire rights to use such technology, which could result in increased costs. Compaq has entered into license agreements with key industry participants. There can be no assurance that it will be able to negotiate terms that give it a competitive market advantage under the license agreements that are necessary to operate its business in the future.

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

     Year 2000 Compliance. The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

     Compaq's Year 2000 program is designed to minimize the possibility of serious Year 2000 interruptions. Possible Year 2000 worst case scenarios include the interruption of significant parts of Compaq's business as a result of critical information systems failure or the failure of suppliers, distributors or customers. Any such interruption may have a material adverse impact on future results. Since their possibility cannot be eliminated, Compaq is incorporating Year 2000 concerns into its contingency plans for dealing with catastrophic events. In addition, Compaq is monitoring the need to develop contingency plans to remediate information systems scheduled to be replaced by systems renewal efforts in case delays in the installation schedule for the new systems make remediation of the older systems necessary.

     In 1997, Compaq established a task force to address its personal computer product and customer concerns, and a separate task force to address its internal information systems, including technology infrastructure and embedded technology systems, and the compliance of its suppliers and distributors. In 1998, Compaq integrated the Tandem and Digital task forces with those of its own so that the two task forces now address the product and information systems and supplier and distributor concerns for all three entities.

     With respect to product readiness, the compliance definitions of Compaq, Tandem and Digital remain in effect for most of the respective follow-on products of each company. See "Item 1. Business - Year 2000 Transition" in Compaq's Form 10-K for the year ended 1997 for the Compaq and Tandem compliance definitions. Compaq defines Year 2000 compliance for Digital's products as "products capable of accurately processing, providing, and/or receiving date data from, into and between the twentieth and the twenty-first centuries, and the years 1999 and 2000, including leap year calculations, when used in accordance with the associated Digital product documentation and provided that all hardware, firmware and software used in combination with such Digital products properly exchange accurate date data with the Digital products." Older systems sold by Digital may not be capable of meeting this definition. The readiness status of Compaq, Tandem and Digital products is available on the Compaq Year 2000 Web site at www.compaq.com/year2000. In addition to selling
                                -----------------------
tested products, Compaq also offers a range of Year 2000 readiness services. Because there is no uniform definition of Year 2000 "compliance" and because all customer situations cannot be anticipated, particularly those involving other vendors' products, Compaq may see a decrease in demand or an increase in warranty and other claims as a result of the Year 2000 transition. Such events, should they occur, could have a material adverse impact on future results.

     To date, most internal information systems and other infrastructure areas including communication systems, building security systems and embedded technologies in areas such as manufacturing processes have been identified, assessed, and categorized for Year 2000 readiness as Priority 1, 2 and 3, with 1 being critical, 2 being intermediate and 3 being non-critical. During the third quarter, the milestones for achieving Year 2000 compliance for these systems were adjusted to allow for the complexities of the Digital integration. Priority 1 and Priority 2 items will be Year 2000 compliant by June 30, 1999, and Priority 3 items are to be ready by December 31, 1999 or replaced or left undetermined. To date, Compaq has completed remediation on approximately 20% of the Priority 1 items, and expects to be 90% complete by the end of March 1999. Specific contingency plans are being made with respect to any Priority 1 listings, which cannot be tested or determined to be compliant. Also, key suppliers and distributors have been identified and Compaq is in the process of communicating with them about their Year 2000 readiness plans and progress. In each of these areas, various testing and readiness determination methodologies are being used, based on what is appropriate for each type of system, supplier or distributor. Specific contingency plans are being made with respect to any Priority 1 listings that cannot be tested or determined to be compliant.

     Coincident with Year 2000 readiness efforts, Compaq is rapidly integrating the Digital operations worldwide. This includes rationalization of internal systems, facilities and other infrastructure. Compaq is also carrying out major planned enterprise-wide internal system renewal efforts. These planned major enterprise-wide system renewals have been incorporated into the Year 2000 readiness effort. Installations at several locations have been completed and are operational. Future installations are scheduled through the end of 1999. Based on Compaq's ongoing evaluation of internal information and other systems, the integration of Digital operations, and system renewal roll-out schedules, Compaq does not anticipate significant business interruption. However, should business interruption occur, there could be a material adverse impact on future results. With respect to suppliers and distributors, because Compaq's readiness depends upon their cooperation in identifying, disclosing and remediating problems, failures on the part of suppliers and distributors remain a possibility and could have a material adverse impact on future results.

     The costs of the readiness program for products are primarily costs of existing internal resources largely absorbed within existing engineering spending levels. These costs were incurred primarily in 1997 and earlier years and were not broken out from other product engineering costs. No future material product readiness costs are anticipated. The costs of the readiness program for internal information and other systems and suppliers and distributors are a combination of incremental external spending and use of existing internal resources and expertise. Over the life of the internal readiness effort, these costs are estimated to be $120 million, of which approximately one-third has been incurred to date. The costs of implementing enterprise-wide system renewal efforts are not included in this estimate. Milestones and implementation dates and the costs of Compaq's Year 2000 readiness program are subject to change based on new circumstances that may arise or new information becoming available, which change underlying assumptions or requirements.

     Euro Conversion. Effective January 1, 1999, 11 of the 15 member countries of the European Union have agreed to adopt the euro as their common legal currency. On that date, the participating countries are scheduled to establish fixed euro conversion rates between their existing sovereign currencies and the euro. The euro will then trade on currency exchanges and be available for non-cash transactions. The participating countries will issue sovereign debt exclusively in euros, and will redenominate outstanding sovereign debt. At that time, the authority to direct monetary policy for the participating countries, including money supply and official interest rates for the euro, will be exercised by the new European Central Bank.

     In 1997, Compaq established a euro task force to address its PC product and customer concerns, and a separate task force to address Compaq's internal information systems. Compaq hopes to achieve euro product readiness and enable internal information systems to conduct electronic transactions in the euro within or before the first quarter of 1999. The schedule and details of subsequent phases of internal systems readiness is under review, but will comply with implementation schedules set by the European Commission. We do not believe the costs of the overall effort will have a material adverse impact on future results. However, since all customer situations cannot be anticipated, Compaq may see a decrease in demand or an increase in warranty and other claims as a result of the euro implementation. Such events, should they occur, could have a material adverse impact on future results. Based on Compaq's ongoing evaluation of internal information systems, integration of Digital operations and system renewal roll-out schedules, Compaq does not anticipate significant business interruption. However, should a significant business interruption occur, there could be a material adverse impact on future results. With respect to compliance by suppliers and distributors, failures remain a possibility and could have a material adverse impact on future results.

     Milestones and implementation dates and the costs of Compaq's euro readiness program are subject to change based on new circumstances that may arise or new information becoming available, which changes underlying assumptions or requirements.

     Tax Rate. Compaq currently has a 26% effective tax rate, before the effect of non-deductible purchased in-process technology and merger-related costs and expects this rate will continue at approximately the same level throughout 1998. Compaq benefits from a tax holiday in Singapore that expires in 2001, with a potential extension to August 2004 if certain cumulative investment levels and other conditions are met. Compaq's tax rate is heavily dependent upon the proportion of earnings that is derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the U.S. If the earnings of this subsidiary as a percentage of Compaq's total earnings were to decline significantly from current levels, or should Compaq's ability to reinvest these earnings be reduced, Compaq's effective tax rate would increase. In addition, should Compaq's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary require significant adjustment due to audits or regulatory changes, Compaq's overall effective tax rate could increase.

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

ITEM  3.  MARKET  RISKS

     Compaq is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other. It attempts to reduce these risks by utilizing financial instruments, including derivative transactions, pursuant to company policies.

     Compaq uses market valuations and value-at-risk valuation methods to assess market risk of its financial instruments and derivative portfolios. It uses J.P. Morgan's RiskMetrics (TM) to estimate the value-at-risk based on estimates of volatility and correlation of market factors drawn from J.P. Morgan's RiskMetrics (TM) data sets as of June 30, 1998. Its measured value-at-risk from holding derivative and other financial instruments, using a 95% confidence level and assuming normal market conditions at June 30, 1998, was immaterial.

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

                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     See  Note  10  to  Consolidated  Financial  Data.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibit No.  Description
                  $1,000,000,000  Credit  Agreement  dated  as of October 2, 1998, among
     10.21        Compaq  Computer  Corporation,  the  banks signatory thereto and Bank of America
                  National  Trust  and  Savings  Association,  as  Administrative  Agent.

     10.22        Amendment No. 1 to $3,000,000,000 Credit Agreement dated as of October
                  2, 1998, among Compaq Computer Corporation, the banks signatory thereto and Bank of  America  National  Trust  and  Savings  Association, as Administrative Agent.

     27           EDGAR  financial  data  schedule.


(b)  (i)          Report on Form 8-K dated July 15, 1998, containing Compaq's news release dated July 15, 1998, with respect to its earnings release for the second quarter  of  1998.

     (ii)         Report on Form 8-K/A dated August 14, 1998, amending Compaq's Form 8-K, dated  June  11,  1998,  to  include  pro forma combined financial statements to reflect  the  acquisition  of  Digital  Equipment  Corporation.

     (iii)        Report  on  Form  8-K/A  dated August 14, 1998, amending Compaq's Form
                  8-K,  dated  June 11, 1998, to amend the pro forma combined financial statements previously  filed  that  reflected  the  acquisition  of  Digital  Equipment
                  Corporation.

     (iv)         Report  on  Form  8-K  dated October 14, 1998, containing Compaq's news release  dated  October  14,  1998, with respect to its earnings release for the third  quarter  of  1998.

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



November  11,  1998                 COMPAQ  COMPUTER  CORPORATION



                               /s/  Earl  L.  Mason
                               -------------------------------------------------
                                    Earl  L.  Mason,  Senior  Vice  President
                                    and  Chief  Financial  Officer
                                    (as  authorized  officer  and  as  principal
                                    financial  officer)