Form 10-K
period 1998-12-31
COMPAQ COMPUTER CORP
filed 1999-02-24
CIK 714154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  FISCAL  YEAR ENDED DECEMBER 31, 1998     COMMISSION FILE NUMBER 1-9026

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

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)  OF  THE  ACT:

                                           NAME OF EACH EXCHANGE ON
         TITLE  OF  EACH  CLASS              WHICH  REGISTERED
         ----------------------              -----------------
     Common Stock, $.01 par value          New York Stock Exchange
     Depositary shares each representing   New York Stock Exchange
     one-fourth of a share of 8-7/8%
     Series A Cumulative Preferred Stock,
     par value $1 per share
     Debt Securities                       None

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 29, 1999 (assuming all officers and directors are affiliates and based on the last sale price on the New York Stock Exchange as of such date) was approximately $80 billion.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of January 29, 1999, was approximately 1.7 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part II and Part III of this Annual Report on Form 10-K certain of the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held April 22, 1999, which will be filed by the registrant within 120 days after December 31, 1998.
  _____________________________________________________________________________

PART  I

ITEM  1.  BUSINESS

GENERAL

     Founded in 1982, Compaq Computer Corporation ("Compaq" or the "Company") is a global information technology company. Compaq is the second largest computer company in the world and the largest global supplier of computing systems. Compaq develops and markets hardware, software, solutions and services, including industry-leading enterprise computing solutions, fault-tolerant business-critical solutions, networking and communication products, commercial desktop and portable products and consumer PCs. Compaq products and services are sold in more than 100 countries through subsidiaries and a network of authorized Compaq marketing partners. Compaq markets its products and services primarily to customers from the business, home, government, and education sectors.

RECENT  AND  PENDING  ACQUISITIONS  AND  COMPANY  FORMATION

     In February 1999, Compaq announced the execution of a definitive merger agreement with Zip2 Corporation, the leading provider of Internet platform solutions for media companies and local e-commerce merchants. Completion of the transaction is subject to customary conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

     In January 1999, Compaq announced a cash tender offer for all of the outstanding shares of common stock of Shopping.com, an on-line retailer that offers Internet shoppers an array of consumer products. In February the offer was successfully concluded, with 96% of the shares tendered. Compaq is proceeding with the steps necessary to complete the merger, which is anticipated in March. The aggregate purchase price for Shopping.com is anticipated to be approximately $220 million. Completion of the transaction is subject to certain conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

     In January 1999, Compaq announced the formation of the AltaVista Company, a wholly owned subsidiary established to become a leading Internet site for search capabilities, localized information, e-commerce and e-services. Compaq will contribute to the AltaVista Company the AltaVista search site and the associated intellectual property, Shopping.com, Zip2 Corporation and certain additional cash and assets. Compaq anticipates offering a portion of the AltaVista Company to the public in 1999.

     In June 1998, Compaq completed the acquisition of Digital Equipment Corporation ("Digital"). This acquisition was accounted for under the purchase method of accounting for an aggregate purchase price of $9.1 billion. Digital was an industry leader in implementing and supporting networked business solutions in multi-vendor environments based on high performance platforms and had an established global service and support team. For further information see
Note  2  of  the  Notes  to  Consolidated  Financial  Statements.

     In August 1997, Compaq merged with Tandem Computers Incorporated ("Tandem") in a stock-for-stock transaction accounted for as a pooling of interests. Tandem provided its customers with reliable, scaleable, fault-tolerant enterprise computer systems and client/server solutions. In connection with the merger, Compaq issued approximately 126 million shares of Compaq common stock, based upon an exchange ratio of 1.05 shares of Compaq common stock for each share of Tandem common stock. For further information see Note 2 of the Notes to Consolidated Financial Statements.

     In May 1997, Compaq completed a cash tender offer for Microcom, Inc. ("Microcom"), a manufacturer of remote access technologies and solutions, for $288 million. For further information see Note 2 of the Notes to Consolidated Financial Statements.

GEOGRAPHICAL  SEGMENTS

     Compaq continues to expand its worldwide presence through geographic divisions in North America, Asia Pacific, Japan, Latin America, Greater China, Europe, the Middle East and Africa. Each division operates as an individual business unit. For further information on Compaq's operating segments, including revenues for 1998, 1997 and 1996, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 of the
Notes  to  Consolidated  Financial  Statements.

North  America

     Through the North America division, Compaq delivers a broad range of products and services in the U.S. and Canada.

Europe,  Middle  East  and  Africa

     Compaq, which entered the European market in 1984 with wholly owned subsidiaries in Germany, the United Kingdom and France, now also operates wholly owned subsidiaries in Austria, Bahrain, Belgium, Czech Republic, Denmark, Finland, Greece, Hungary, Italy, the Netherlands, Norway, Scotland, Spain, South Africa, Sweden, Switzerland, Portugal and Poland. The European division also covers the Middle East and Africa.

Asia  Pacific

     Compaq established Compaq Computer Asia Pacific Pte. Ltd. in 1991. Headquartered in Singapore, Compaq's Asia Pacific subsidiaries are located in Australia, Malaysia, New Zealand, Singapore and Thailand. Compaq products are sold and supported throughout this region by Compaq offices in Korea, India, Brunei, Indonesia, Philippines and Indochina.

Greater  China

     In 1997, Compaq established the Greater China Region as a separate geographic region. The new division focuses on efforts in China, Hong Kong and Taiwan.

Japan

     In 1991, Compaq announced the opening of its wholly owned Japanese subsidiary, Compaq K.K., headquartered in Tokyo. Compaq offers products and services designed exclusively for the Japanese market.

Latin  America

     Compaq began operations in Latin America in 1989. The Company opened its first wholly owned subsidiary in Latin America in Mexico, in 1991, and other subsidiaries have since been opened in Argentina, Brazil, Chile, Columbia, Venezuela and the Caribbean/Central America. Compaq has continued its expansion in this region by appointing dealers in Bermuda, Bolivia, Cayman, Chile, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Jamaica, Panama, Paraguay, Puerto Rico, Trinidad, Uruguay and the Virgin Islands.

COMPAQ  PRODUCTS

     Compaq develops its products through customer-focused, global product groups which provide our customers with solutions for leadership in the emerging Internet-based economy:

     The ENTERPRISE COMPUTING GROUP designs and develops mainframes, servers, workstations, fault-tolerant business-critical solutions, enterprise options, enterprise solutions, Internet products, and networking products. Enterprise Computing products accounted for approximately 35% of Compaq's worldwide revenue in 1998.

     The COMMERCIAL PC GROUP designs and develops commercial desktops, portables, options, and small and medium business solutions. PC products accounted for approximately 37% of Compaq's worldwide revenue in 1998.

     The CONSUMER PC GROUP designs and develops consumer products, including desktops, minitowers, portables, printers, and options. Consumer products accounted for approximately 16% of Compaq's worldwide revenue in 1998.

     In 1999, Compaq plans to continue its leadership role with products that address new technologies, reliability, high performance, competitive price points, and new markets.

PRODUCT  DEVELOPMENT

     Compaq is actively engaged in the design and development of additional products and enhancements to its existing products. During 1998, 1997 and 1996, Compaq spent $1.4 billion, $817 million, and $695 million, respectively, on research and development. In addition, Compaq spent $3.2 billion and $208 million on in-process research and development in connection with acquisitions in 1998 and 1997, respectively. As of the date of acquisition, the estimated costs to be incurred to develop the Digital-related purchased in-process technology into commercially viable products total approximately $3.1 billion in the aggregate through the year 2005. Since computer technology develops rapidly, Compaq's continued success is dependent on the timely introduction of new products with the right price and features. Its engineering effort focuses on new and emerging technologies as well as design features that will increase manufacturing efficiency and lower production costs. In 1998, Compaq focused significant attention on technological developments for enterprise computing, high-availability and failsafe solutions, storage technology, enterprise systems management, integration and configuration optimization, and internet and intranet technologies.

     Compaq's product development efforts are centered on aggressively developing new areas in which Compaq can differentiate its products and add value, focusing on innovative platform features, the integration of hardware and software, and new related products and services. Because Compaq's business intersects with a number of areas in which other companies have significantly greater technological, marketing and service expertise, Compaq has focused on alliances with third parties that have complementary products and skills as well as acquisitions that target incremental business opportunities.

MANUFACTURING  AND  MATERIALS

     Compaq's manufacturing operations consist of manufacturing finished products and various circuit boards from components and subassemblies that Compaq acquires from a wide range of vendors. Certain of Compaq's products are manufactured by third party original equipment manufacturers ("OEMs").

     Compaq utilizes two methods of fulfilling demand for products: building products to order ("BTO") and configuring products to order ("CTO"). BTO capabilities are employed to maximize manufacturing efficiencies by producing high volumes of basic product configurations. CTO permits configuration of units to the particular hardware and software customization requirements of certain customers. Both BTO and CTO are designed to generate cost efficiencies relating to just-in-time manufacturing, inventory management and distribution practices.

     Compaq believes that there is a sufficient number of competent vendors for most components and subassemblies. A significant number of components, however, are purchased from single sources due to technology, availability, price, quality or other considerations. Order lead times and cancellation requirements vary by supplier and component. Key components and processes currently obtained from single sources include certain of Compaq's displays, operating systems, microprocessors, application-specific integrated circuits and other custom chips, and certain processes relating to construction of the housing for Compaq's computers. In addition, new products introduced by Compaq may initially utilize custom components obtained from only one source until Compaq has evaluated whether there is a need for additional suppliers.

     Like other participants in the computer industry, Compaq ordinarily acquires materials and components through a combination of blanket and scheduled purchase orders released to position the supplier to support Compaq's requirements for periods averaging 90 to 120 days. From time to time Compaq has experienced significant price increases and limited availability of certain components that are available from multiple sources. At times Compaq has been constrained by parts availability in meeting product orders and future constraints could have an adverse effect on Compaq's operating results. On occasion, Compaq acquires component inventory in anticipation of supply constraints. A restoration of component availability and resulting decline in component pricing more quickly than anticipated could have an adverse effect on Compaq's operating results.

MARKETING  AND  DISTRIBUTION

     Compaq's hardware products are sold to large and medium-sized business and government customers primarily through dealers, value-added resellers and systems integrators and to small business and home customers principally through dealers and consumer channels. In response to changing industry practices and customer preferences, Compaq is continuing its expansion of distribution establishments. Compaq also sells hardware products directly through its sales force and to small businesses and home customers through Compaq's Internet web page at www.compaq.com as well as through its mail order business that features
         --------------
a  variety  of  personal  computers,  printers  and  software  products.

COMPAQ  SERVICES

     The COMPAQ SERVICES GROUP provides innovative, proactive life-cycle services that meet a wide variety of information technology infrastructure business requirements. Compaq Services accounted for 12% of Compaq's worldwide revenue in 1998. Compaq offers a comprehensive portfolio of professional services and support through a global network of approximately 27,000 employees as well as 30,000 service delivery partners to help customers plan, design, implement, and manage and maintain their information technology solutions.

     Compaq sells its services directly to businesses and in alliances with other third party service providers. Compaq's service offerings include business critical services and high availability support for multivendor software and hardware products. Professional services include information systems consulting; technical and application design services; systems integration and project management services; network design, integration and support services; and outsourcing and resource management services.

     Compaq has established a number of service alliances with companies in the information technology industry. To support customers' migration to Windows NT-based platforms, Compaq has trained, and Microsoft has certified, a professional services workforce of approximately 2,300 engineers dedicated to providing comprehensive systems integration and service solutions. Under Compaq's alliance with MCI Communications Corporation and Microsoft, MCI delivers Internet and Intranet products and services to MCI subscribers based upon Compaq's Alpha servers, Microsoft's Windows NT operating system, and Microsoft Exchange (TM) and Internet Explorer software products, and is backed by Compaq's support and systems integration services. Compaq is a leading provider of messaging and collaboration solutions in the global enterprise environment, and is the leading integrator of Microsoft Exchange, with more than 400 major accounts worldwide. Compaq also has been designated as a preferred service provider by Computer Associates International, Inc.

     Compaq provides support and warranty repair to its hardware customers through full-service computer dealers and independent third-party service companies and through its service organization. Compaq offers its customers CompaqCare, which includes a number of customer service and support programs, most notably one to three-year limited warranties on PC products and, in the U.S., round-the-clock telephone technical support for Compaq hardware products.

FINANCIAL  SERVICES

     In 1997, Compaq created a leasing company, Compaq Capital Corporation ("Compaq Capital"), to provide financing to facilitate and enhance the sale of Compaq products and services on a worldwide basis. Compaq Capital is rapidly creating a worldwide leasing/financing network through independent operations and joint venture relationships. In July 1997, Compaq Capital commenced leasing operations in North America and in October 1997, Compaq Capital implemented leasing operations in Europe. Additional Compaq Capital leasing operations rolled out to selected Asia Pacific locations in January 1998 and to certain countries in Latin America in the third quarter of 1998.

During 1998, Compaq Capital purchased from G.E. Capital Corporation a lease portfolio for $361 million. The underlying equipment consists primarily of Digital manufactured equipment. Also during 1998, Compaq Capital purchased certain assets and assumed certain liabilities of Dana Commercial Credit Corporation's computer equipment leasing business. The purchase price was $50 million. The assets acquired consist primarily of direct financing leases related to Compaq manufactured equipment.

PATENTS,  TRADEMARKS,  AND  LICENSES

     Compaq and its subsidiaries held 2,800 patents and had 2,600 patent applications pending with the United States Patent and Trademark Office at the close of 1998, as well as related international patents and patent applications. In addition, Compaq has registered certain trademarks in the United States and in a number of foreign countries. Compaq believes that patent and trademark protection plays an important part in its business and complements the technological expertise, innovative talent and marketing abilities of its employees.

     Compaq has from time to time entered into cross-licensing agreements with other companies holding patents to technology related to Compaq's products, as well as with companies using technology related to patents held by Compaq. Compaq holds cross licenses with various companies, including IBM, Texas Instruments, and Intel.

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

CUSTOMERS

     One customer accounted for 8% of sales for 1998. During this period, no other customer of Compaq accounted for more than 3% of sales. In 1998, Compaq's five largest resellers represented approximately 19% of Compaq's sales.

BACKLOG

     Compaq's resellers typically purchase products on an as-needed basis and resellers frequently change delivery schedules and order rates depending on market conditions. Unfilled orders can be, and often are, canceled at will and without penalties. In Compaq's experience, the actual amount of unfilled orders at any particular time is not a meaningful indication of its future business prospects since orders rapidly become balanced as soon as supply begins meeting demand. Forecasting demand for newly introduced products is complicated by the availability of different product models, which may include various types of built-in peripherals and software, and configuration requirements, such as language localization, in certain markets. As a result, while overall demand may be in line with Compaq's projections, local market variations can lead to differences between expected and actual demand and result in delays in shipment. Should Compaq be unable to meet demand for its products on a timely basis, customer satisfaction and sales could be adversely affected.

COMPETITION

     The computer industry is intensely competitive with many U.S., Japanese and other international companies vying for market share. The market continues to be characterized by rapid technological advances in both hardware and software developments that have substantially increased the capabilities and applications of information management products and have resulted in the frequent introduction of new products. Because of the complexity of computer systems and business and because of reliance upon the interaction of a variety of hardware and software products, customers increasingly look for a broad band of product and service offerings from a single vendor who takes overall responsibility for the interoperability of the system. The principal elements of competition are product performance, product quality and reliability, service and support, price, marketing and distribution capability and corporate reputation. While Compaq believes that its products and services compete favorably based on each of these elements, Compaq could be adversely affected if its competitors introduce innovative or technologically superior products, offer a more attractive combination of products and services, or offer their products at significantly lower prices than Compaq. Compaq's results could also be adversely affected should it be unable to implement effectively its technological and marketing alliances with other companies, such as Microsoft, Intel, Novell, Oracle and SAP, among others; and to manage the competitive risks associated with these relationships.

ENVIRONMENTAL  LAWS  AND  REGULATIONS

     Compaq recognizes that operating in a manner that is compatible with the environment is good for its community, employees, customers and business. Compaq integrates numerous environmental features in the product design and manufacturing process that reduce the potential environmental impact during the lifecycle of its products and its products are designed and manufactured to meet a variety of the world's environmental standards and expectations. Compaq uses no chlorofluorocarbons ("CFCs") in its worldwide manufacturing operations and undertakes ongoing environmental programs, including waste reduction, energy conservation, recycling and design for the environment. Compaq maintains a worldwide environmental health and safety audit program. The audit program includes management system and compliance evaluations.

     The acquisitions of Tandem and Digital have increased Compaq's environmental liability risks. Compaq is incurring costs in connection with the investigation and remediation of certain properties that it acquired in these business combinations. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA," also known as "Superfund"), Compaq is sharing in the cost of cleaning up certain sites listed on the federal National Priorities List of Superfund Sites. Compliance with laws enacted for protection of the environment to date has had no material effect upon Compaq's capital expenditures, earnings or competitive position. Compaq does not anticipate any material adverse effects in the future based on the nature of its operations and the purpose of environmental laws and regulations. However, environmental cleanup periods are protracted in length and environmental costs in future periods are subject to changes in environmental remediation regulations, therefore, there can be no assurance that such laws or future laws will not have a material adverse effect on Compaq.

YEAR  2000  TRANSITION

Compaq's Year 2000 program is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - Year 2000 Compliance."

EMPLOYEES

At December 31, 1998, Compaq had approximately 71,000 full-time regular employees and approximately 19,000 temporary and contract workers engaged in manufacturing operations, engineering, research and development, marketing, sales, service and administrative activities. In connection with the Digital acquisition, Compaq began to restructure its combined workforces during the second quarter of 1998. Compaq anticipates that it will have 68,000 regular employees by the end of June 1999. Compaq believes that its ability to attract and appropriately retain skilled personnel is critical to its success. Accordingly, Compaq has developed competitive human resources policies consistent with its business plan.

ITEM  2.  PROPERTIES

     Compaq's principal administrative facilities and a manufacturing facility are located on the 1,000-acre Compaq Campus in Houston, Texas. With the acquisition of Digital, Compaq now owns or leases administrative, sales, service, research and development, warehouse, and manufacturing facilities in over 700 cities in 58 countries worldwide. Compaq's principal international manufacturing facilities are in Scotland, Singapore, and Brazil, and its principal domestic manufacturing facilities are in California, New Hampshire and Texas. Compaq owns and leases customer service call centers worldwide, the largest of which are in Massachusetts, Georgia, Texas and Ireland.

     Compaq's real estate portfolio grew to approximately 32 million square feet of occupied space worldwide at the time of the acquisition of Digital. In June 1998, Compaq's management approved restructuring plans which included initiatives to integrate operations of Compaq and Digital, consolidate duplicative facilities, improve service delivery and reduce overhead. Compaq is in the process of restructuring approximately 8.9 million square feet of occupied space. That space along with the 4.3 million square feet of unoccupied space acquired with the Digital acquisition, gives Compaq a total restructure portfolio of approximately 13.2 million square feet of space. The continued implementation of these restructuring plans should lower the total active square feet of space to 24 million worldwide.

ITEM  3.  LEGAL  PROCEEDINGS

     Information regarding legal proceedings is set forth in Note 13 of the Notes to Consolidated Financial Statements under the subheading "Litigation," which information is hereby incorporated by reference.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

PART  II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK. Compaq's common stock is listed on the New York Stock Exchange and trades under the symbol CPQ. As of January 29, 1999, Compaq had approximately 89,000 shareholders of record. The reported high and low closing stock prices, as reported on the NYSE Composite Transaction Tape, were as follows:

                   1998             1997
              --------------  --------------
               High    Low     High    Low
              ------  ------  ------  ------
1st Quarter  $36.44  $23.25  $17.35  $14.40
2nd Quarter   32.44   24.06   21.63   14.40
3rd Quarter   37.50   27.94   39.13   20.38
4th Quarter   44.31   24.06   38.63   26.66

DIVIDENDS AND DIRECT STOCK PURCHASE PLAN. Compaq paid its first quarterly dividend of $ 0.015 per share to shareholders of record on December 31, 1997 and increased this dividend to $0.02 per share with the dividend payment to shareholders of record on December 31, 1998. Compaq anticipates that the cash dividend will continue to be paid on a quarterly basis. Compaq has established a direct stock purchase plan through which stockholders may reinvest their dividends and invest additional amounts directly in Compaq common stock. Additional information about the direct stock purchase plan is available at www.compaq.com/corporate/ir/shareplan.html.
------------------------------------------

ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

     The following income statement and balance sheet data have been derived from the Company's consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Year ended December 31 (In millions, except per share amounts)     1998       1997     1996     1995     1994
==============================================================  ==========  ========  =======  =======  =======
STATEMENT OF INCOME
Revenue:
 Products. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  27,372   $24,122   $19,611  $16,308  $12,274
 Services. . . . . . . . . . . . . . . . . . . . . . . . . . .      3,797       462       398      367      331
                                                                ----------  --------  -------  -------  -------
   Total revenue . . . . . . . . . . . . . . . . . . . . . . .     31,169    24,584    20,009   16,675   12,605
                                                                ----------  --------  -------  -------  -------

Cost of sales:
 Products. . . . . . . . . . . . . . . . . . . . . . . . . . .     21,383    17,500    14,565   12,026    8,671
 Services. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,597       333       290      265      214
                                                                ----------  --------  -------  -------  -------
   Total cost of sales . . . . . . . . . . . . . . . . . . . .     23,980    17,833    14,855   12,291    8,885
                                                                ----------  --------  -------  -------  -------

Selling, general and administrative expense. . . . . . . . . .      4,978     2,947     2,507    2,186    1,859
Research and development costs . . . . . . . . . . . . . . . .      1,353       817       695      552      458
Purchased in-process technology(1) . . . . . . . . . . . . . .      3,196       208         -      241        -
Restructuring and asset impairment charges(2). . . . . . . . .        393         -        52        -        -
Merger-related costs(3). . . . . . . . . . . . . . . . . . . .          -        44         -        -        -
Other income and expense, net. . . . . . . . . . . . . . . . .        (69)      (23)       17       79       50
                                                                ----------  --------  -------  -------  -------
                                                                    9,851     3,993     3,271    3,058    2,367
                                                                ----------  --------  -------  -------  -------
Income (loss) before provision for income taxes. . . . . . . .     (2,662)    2,758     1,883    1,326    1,353
Provision for income taxes . . . . . . . . . . . . . . . . . .         81       903       565       433     365
                                                                ----------  --------  -------  -------  -------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . .  $  (2,743)  $ 1,855   $ 1,318  $   893  $   988
                                                                ==========  ========  =======  =======  =======
Earnings (loss) per common share:
  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (1.71)  $  1.23   $  0.90  $  0.62  $  0.70
  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (1.71)  $  1.19   $  0.87  $  0.60  $  0.68
Shares used in computing earnings (loss) per
   common share:
  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,608    1,505     1,472    1,442    1,405
  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . .       1,608    1,564     1,516    1,492    1,463

Cash dividends per common share. . . . . . . . . . . . . . . .  $    0.065  $ 0.015   $     -  $     -  $     -

FINANCIAL POSITION
Current assets . . . . . . . . . . . . . . . . . . . . . . . .  $   15,167  $12,017   $10,089  $ 7,462  $ 6,037
Total assets . . . . . . . . . . . . . . . . . . . . . . . . .      23,051   14,631    12,331    9,637    7,862
Current liabilities. . . . . . . . . . . . . . . . . . . . . .      10,733    5,202     4,741    3,580    2,918
Non-current liabilities(4) . . . . . . . . . . . . . . . . . .         967        -       300      300      300
Stockholders' equity . . . . . . . . . . . . . . . . . . . . .      11,351    9,429     7,290    5,757    4,644

(1)  Represents  non-recurring,  non-tax  deductible charges associated with purchased in-process technology of
     $3.2  billion  in  connection  with  the Digital acquisition in 1998, and $208 million and $241 million in connection  with  acquisitions  in  1997  and  1995.
(2)  Represents  a  $393  million charge for restructuring and asset impairments in 1998 in connection with the
     Digital  acquisition  and  the  closing  of certain Compaq facilities, and a $52 million charge related to restructuring  actions  taken  by  Tandem  during  1996.
(3)  Represents  a  $44  million non-recurring, non-tax-deductible charge in 1997 related to the Tandem merger.
(4)  Includes  $422  million  of  minority  interest  in  1998  related  to  Digital  preferred  stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements.

RESULTS  OF  OPERATIONS

     The following table presents, as a percentage of revenue, selected consolidated financial data for each of the three years ended December 31.

Year ended December 31                              1998      1997     1996
================================================  =========  =======  =======
Revenue:
 Products. . . . . . . . . . . . . . . . . . . .     87.8%     98.1%    98.0%
 Services. . . . . . . . . . . . . . . . . . . .     12.2       1.9      2.0
                                                  ---------  -------  -------
   Total revenue . . . . . . . . . . . . . . . .    100.0     100.0    100.0

Cost of sales:
 Products. . . . . . . . . . . . . . . . . . . .     78.1      72.5     74.3
 Services. . . . . . . . . . . . . . . . . . . .     68.4      72.1     72.9
   Total cost of sales . . . . . . . . . . . . .     76.9      72.5     74.2

Gross margin:
 Products. . . . . . . . . . . . . . . . . . . .     21.9      27.5     25.7
 Services. . . . . . . . . . . . . . . . . . . .     31.6      27.9     27.1
   Total gross margin. . . . . . . . . . . . . .     23.1      27.5     25.8

Selling, general and administrative expenses . .     16.0      12.0     12.5
Research and development costs . . . . . . . . .      4.3       3.3      3.5
Purchased in-process technology(1) . . . . . . .     10.2       0.9        -
Restructuring and asset impairment charges(2). .      1.3         -      0.3
Merger-related costs(3). . . . . . . . . . . . .        -       0.2        -
Other income and expense, net. . . . . . . . . .     (0.2)     (0.1)     0.1
                                                  ---------  -------  -------
                                                     31.6      16.3     16.4
                                                  ---------  -------  -------
Income (loss) before provision for income taxes.     (8.5)%    11.2%     9.4%
                                                  ---------  -------  -------

(1) Represents non-recurring, non-tax-deductible charges associated with purchased in-process technology of $3.2 billion in connection with the Digital acquisition in 1998 and $208 million in 1997 in connection with the Microcom acquisition.
(2) Represents a $393 million charge for restructuring and asset impairments in 1998 in connection with the Digital acquisition and the closing of certain Compaq facilities, and a $52 million charge related to restructuring actions taken by Tandem during 1996.
(3) Represents a $44 million non-recurring, non-tax-deductible charge in 1997 related to the Tandem merger.

OVERVIEW

     Compaq's completion of recent acquisitions has resulted in an expanded and enhanced business model, focused on open industry-standard products, leadership enterprise technology and solutions and a full line of global service offerings. As the second largest computing company in the world and the largest global supplier of computer systems, Compaq delivers customer value through standards-based, partner-leveraged computing that features services, support and market-segment focused solutions, particularly in communications, manufacturing and finance. Compaq is a strategic information technology partner to customers of all sizes, providing product offerings that range from handheld devices to powerful failsafe computers.

     The year 1998 was transitional for Compaq. During the first half of the year, the Company accelerated the implementation of the optimized distribution model towards the goal of moving from a build to stock operating model to a build-to-order/configure-to-order model.

     During the second half of the year Compaq undertook a major integration effort following the acquisition of Digital in June 1998. These integration efforts included product migration strategies, sales force integration, service organization integration, consolidation of duplicative facilities, employee separations and relocations, and the integration of the internal information systems of the combined companies.

     The Company recorded several charges in connection with the Digital acquisition and closing of certain Compaq facilities (see Notes 2 and 3 of the Notes to Consolidated Financial Statements). These charges included approximately $3.2 billion for the write-off of purchased in-process technology and $393 million for restructuring and asset impairment charges related to Compaq employee separations and elimination of certain Compaq facilities.

REVENUE

     Revenue for 1998 increased approximately $6.6 billion or 26.8% over the prior year as compared with an increase of $4.6 billion or 22.9% during 1997. The increase in 1998 revenue was largely driven by the acquisition of Digital.
The  increase  in  1997  revenue  was  driven  primarily  by  internal  growth.

     Products revenue for 1998 increased approximately $3.3 billion or 13.5% over the prior year as compared with an increase of $4.5 billion or 23.0% during 1997. Products revenue in 1998 reflected a growth in worldwide unit sales of 25.1%, compared to 42.9% in 1997. Growth in options revenue was 15.9% in 1998 compared to 43.7% in 1997. The increase in 1998 was primarily the result of the Digital acquisition and strong growth in the consumer business. Offsetting this growth was the expected short-term reduction in revenues relating to the impact of significant pricing and promotional actions taken in conjunction with the Company's transition to the optimized distribution model, the implementation of product migration strategies for Intel-based, Digital-branded personal computers, and the realignment of the sales and marketing organizations of the newly combined companies throughout the world.

     Products revenue for North America in 1998 grew $310 million or 2.4% over the prior year as compared with an increase of $2.7 billion or 25.4% during 1997. Products revenue in North America represented 49.0%, 54.3% and 53.3% of total products revenue in 1998, 1997 and 1996, respectively. Products revenue growth in 1998 related to the acquisition of Digital and strong year-over-year growth in the consumer business, partially offset by a decline in commercial products revenue. The decline in commercial products revenue related to the aggressive price reductions and promotional activities implemented primarily in North America in the first half of 1998 due to the transition to the optimized distribution model, lower than expected sales out of the channel, and to respond to competitive pricing conditions. The third and fourth quarter revenues were negatively impacted by the implementation of product migration strategies and the realignment of the sales and marketing organizations as described above. Products revenue growth in 1997 related to strong year-over-year growth in both the commercial and consumer markets, with the most significant commercial product growth relating to enterprise products, most notably servers and workstations.

     Products revenue for Europe, Middle East and Africa ("EMEA") in 1998 grew $2.4 billion or 30.2% over the prior year as compared with an increase of $1.4 billion or 21.6% during 1997. Products revenue in EMEA represented 37.0%, 32.3% and 32.6% of total products revenue in 1998, 1997 and 1996, respectively. Products revenue growth in EMEA in 1998 was the result of both the acquisition of Digital and strong year-over-year growth in consumer and commercial products revenue, partially offset by more competitive pricing. Products revenue in 1997 reflected an overall improvement in market share and strong year-over-year revenue growth in each of the product areas, the most significant of which related to enterprise products.

     Services revenue for 1998 increased approximately $3.3 billion over the prior year as compared with an increase of $64 million during 1997. Services revenue growth for 1998 was almost entirely due to the acquisition of Digital. With the acquisition of Digital, Compaq now has a world class services organization with market-focused solutions and high availability support, particularly in the communications, manufacturing and finance industries. Services revenue for 1997 and 1996 related primarily to professional services provided by Tandem.

     Services revenue for North America in 1998 grew $1.2 billion over the prior year as compared with an increase of $4 million during 1997. Services revenue in North America represented 35.3%, 36.4% and 41.2% of total services revenue in 1998, 1997 and 1996, respectively. Services revenue for EMEA in 1998 grew $1.6 billion over the prior year as compared with an increase of $43 million during 1997. Services revenue in EMEA represented 47.2%, 32.5%, and 26.9% of total services revenue in 1998, 1997 and 1996, respectively.

GROSS  MARGIN

     Gross margin as a percentage of revenue was 23.1% in 1998, down from 27.5% in 1997 and 25.8% in 1996. Products gross margin as a percentage of products revenue was 21.9%, 27.5% and 25.7% for 1998, 1997 and 1996, respectively. The decrease in gross margin in 1998 resulted largely from significant pricing and promotional actions taken by Compaq primarily in the North American market during the first and second quarters of 1998 to meet the goals of the Company's optimized distribution model and to respond to competitive pricing conditions. Gross margins improved during the third and fourth quarters, partially offset by the impacts of the implementation of product migration strategies and the realignment of the sales and marketing operations. The increase in gross margins in 1997 primarily resulted from a higher proportion of sales of enterprise products and options, production and logistics cost savings, and overall asset management improvements.

     Products gross margin as a percentage of products revenue in North America was 21.5%, 27.4% and 26.6% for 1998, 1997 and 1996, respectively. The decrease in 1998 products gross margin resulted largely from the significant pricing, promotional and other actions taken by Compaq as noted above. Products gross margin as a percentage of products revenue in EMEA was 26.3%, 27.7% and 26.1% for 1998, 1997 and 1996, respectively. The decrease in EMEA 1998 products gross margin was primarily related to the Digital product integration.

     Services gross margin as a percentage of services revenue was 31.6%, 27.9% and 27.1% for 1998, 1997 and 1996, respectively. The increase in services gross margin in 1998 is primarily attributable to the acquisition of Digital.

OPERATING  EXPENSES

Research and development costs increased $536 million or 65.6% in 1998 as compared to 1997, primarily due to the acquisition of Digital. Research and development costs increased $122 million or 17.6% in 1997 as compared to 1996. Compaq is committed to maintaining a significant level of research and development investment in support of its activities as a full-service enterprise computing company, offering leadership technologies and products for the future. In addition, Compaq spent approximately $3.2 billion in 1998 and $208 million in 1997 on purchased in-process technology in connection with the Digital and Microcom acquisitions.

     Compaq's selling, general and administrative expense increased $2.0 billion or 68.9% in 1998 as compared to 1997, primarily due to the acquisition of Digital. Compaq's selling, general and administrative expense increased $440 million or 17.6% in 1997 as compared to 1996. As a percentage of revenue, selling, general and administrative expense was 16.0%, 12.0% and 12.5% in 1998, 1997 and 1996, respectively, and in absolute dollars was $5.0 billion, $2.9 billion, and $2.5 billion in 1998, 1997 and 1996, respectively. The increase as a percentage of revenue and absolute dollars in 1998 over 1997 is primarily due to the acquisition of Digital and the support of significant new product introductions, expansion into new markets and increases in our investment in services. In the fourth quarter of 1998, operating expenses as a percentage of revenue began to decline due to implementation of the restructuring plans and the realization of synergies for the combined companies. The decrease in selling, general and administrative expense as a percentage of revenue in 1997 reflected efforts to manage operating expense growth relative to revenue and gross margin levels. The increase in the amount of expense resulted from domestic and international selling expense associated with higher unit volumes as well as expense incurred in connection with the introduction of new products, the entry into new markets, the expansion of distribution channels and a greater emphasis on customer service and technical support.

PURCHASED  IN-PROCESS  TECHNOLOGY

     Upon consummation of the Digital acquisition in June 1998, Compaq immediately expensed approximately $3.2 billion representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use (see Note 2 of Notes to Consolidated Financial Statements). The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

     The resulting net cash flows from such projects were based on Compaq management's estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. These estimates were based on the following assumptions:

- The estimated revenues projected average compounded annual revenue growth rates of 8% to 39% during 1998-2001, depending on the product areas. For instance, UNIX/OpenVMS compounded annual growth rates were 8% and storage rates were 39%. Estimated total revenue from the purchased in-process product areas were expected to peak in the year 2001 and decline rapidly in 2002-2005 as other new products were expected to enter the market. These projections were based on Compaq management's estimates of market size and growth (supported by independent market data), expected trends in technology (such as new families of products in the external storage product area) and the nature and expected timing of new product introductions by Digital and its competitors. These estimates also included growth estimates related to Compaq utilizing certain Digital technologies in conjunction with Compaq's products, Compaq's marketing and distribution of the resulting products through Compaq's resellers and Compaq's enhancing the market's response to Digital's products by providing incremental financial support and stability.

- The estimated cost of sales as a percentage of revenue was expected to be lower than Digital's on a stand-alone basis (66% in Digital's fiscal 1997), primarily due to Compaq's expected ability to achieve more favorable pricing from key component vendors and production efficiencies due to economies of scale through combined operations. As a result of these savings, the estimated cost of sales as a percentage of revenue was expected to decrease by 1% to 6% from Digital's historical percentage, depending on the product areas.

     The combined company was expected to benefit from more favorable pricing from key component vendors and production efficiencies due to economies of scale. As a result of these savings, the estimated cost of sales as a percentage of revenues for the UNIX/OpenVMS and storage markets, the two most significant product areas of purchased in-process technology, were expected to decrease up to 6% from Digital's historical percentages.

- The estimated selling, general and administrative costs were expected to more closely approximate Compaq's cost structure (approximately 12% of revenues in 1997), which was lower than Digital's cost structure (approximately 24% of revenues in Digital's fiscal 1997). Cost savings were expected to result primarily from the changes related to the restructuring actions discussed in Note 3 of Notes to Consolidated Financial Statements, as well as savings resulting from the distribution of Digital's products through Compaq's resellers (i.e., sales of higher volume products with lower direct selling costs) and efficiencies due to economies of scale through combined operations (i.e., consolidated marketing and advertising programs). These cost savings were expected to be realized primarily in 1999 and thereafter. A significant portion of these savings were expected to be achieved through the adoption and execution of restructuring plans during 1998 and 1999.

     Discounting the net cash flows back to their present value was based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The WACC assumed for Compaq, as a corporate business enterprise, was 12% to 14%. The discount rate used in discounting the net cash flows from purchased in-process technology ranged from 22% for UNIX/OpenVMS, NT Systems and storage to 40% for advanced development projects. This discount rate was higher than the WACC due to the inherent uncertainties in the estimates described above including the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances that were unknown.

     If these projects are not successfully developed, the revenue and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Compaq began to benefit from the purchased in-process technology in 1998 and is continuously monitoring its development projects. Management believes that the assumptions used in the valuation of purchased in-process technology reasonably estimate the future benefits attributable to the purchased in-process technology. No assurance can be given that actual results will not deviate from those assumptions in future periods.

     Similarly, the value assigned to purchased in-process technology for Microcom, Inc., which Compaq acquired in May 1997, was determined by identifying research projects in areas including modems, remote access technologies and others, for which technological feasibility had not been established; estimating the costs to develop the purchased in-process technology into commercially viable products; estimating the resulting cash flows from such projects, and discounting the net cash flows back to the present value. The discount rate included a factor which took into account the uncertainty surrounding the successful development of the purchased in-process technology.

RESTRUCTURING  AND  ASSET  IMPAIRMENT  CHARGES

     In June 1998, Compaq's management approved restructuring plans which included initiatives to integrate operations of Compaq and Digital, consolidate duplicative facilities, improve service delivery and reduce overhead. Total restructuring costs of approximately $1.7 billion were recorded in the second quarter related to these initiatives, $1.5 billion of which related to Digital that was recorded as a component of the preliminary purchase price allocation and $286 million of which related to Compaq that was charged to operations.

     The restructuring costs recorded in the second quarter of 1998 were comprised of the following:

(In millions)                       COMPAQ   DIGITAL   TOTAL
==================================  =======  ========  ======
Employee separations . . . . . . .  $   132  $    999  $1,131
Facility closure costs . . . . . .      142       272     414
Relocation . . . . . . . . . . . .        -        99      99
Other exit costs . . . . . . . . .       12        88     100
                                    -------  --------  ------
Total accrued restructuring costs.  $   286  $  1,458  $1,744
                                    =======  ========  ======

     At June 30, 1998, the Digital restructuring plans were based on management's best estimate of those costs based on available information. The restructuring costs accrued in June 1998 included estimates of the cost of involuntary employee separation benefits related to approximately 19,700 employees worldwide (approximately 14,700 Digital employees and 5,000 Compaq employees). Employee separation benefits include severance, medical and other benefits. Employee separations affect the majority of business functions, job classes and geographies, with most of the reductions occurring in North America and Europe. The restructuring plans also include costs associated with the closure of 13.2 million square feet of office, distribution and manufacturing space, principally in North America and Europe. Other accrued restructuring costs relate to the relocation of Digital employees, with the majority of this amount attributable to relocations in North America and Europe, and the cost of terminating certain Digital contractual obligations. Compaq expects that most of the restructuring actions will be completed by June 1999.

     In the fourth quarter of 1998, Compaq adjusted the Digital restructuring plan which resulted in a reduction of $59 million of accrued Digital restructuring costs. This reduction was recorded as an adjustment to the preliminary purchase price allocation during the quarter ended December 31, 1998. There was no adjustment to the Compaq restructuring plan. The adjustment to the Digital restructuring plan included a $47 million net increase in severance costs. This increase was primarily due to higher than expected costs associated with workforce reductions in Europe, partially offset by higher than expected attrition rates. While the total Digital employee separation target of 14,700 is expected to be achieved, Digital involuntary separations are expected to decrease to approximately 12,400 as a result of the higher than expected rate of attrition. The higher severance costs were more than offset by lower facility closure costs of $55 million, primarily due to lower than expected costs to dispose of facilities. In addition, the estimate of employee relocation costs was reduced by $54 million due to a lower than expected number of employees accepting relocation packages.

     The accrued restructuring costs and amounts charged against the accrual as of December 31, 1998, were as follows:

                                     BEGINNING       CASH                    REMAINING
(In millions)                         ACCRUAL    EXPENDITURES    ADJUSTMENT    ACCRUAL
==================================  ==========  ==============  ============  ========
Employee separations . . . . . . .  $    1,131  $        (455)  $        47   $    723
Facility closure costs . . . . . .         414            (42)          (55)       317
Relocation . . . . . . . . . . . .          99             (2)          (54)        43
Other exit costs . . . . . . . . .         100            (76)            3         27
                                    ----------  --------------  ------------  --------
Total accrued restructuring costs.  $    1,744  $        (575)  $       (59)  $  1,110
                                    ==========  ==============  ============  ========

     Cash expenditures are not reflective of the actual costs incurred due to the impact of regulatory guidelines in certain countries relating to the timing of payment of severance benefits to affected employees. As of December 31, 1998, employee separations due to restructuring actions totaled 10,542. Total severance costs related to these individuals, including the cash payments of $455 million already made, are approximately $570 million. The total net headcount reduction since the acquisition of Digital including attrition and restructuring, partially offset by selective hiring, was approximately 12,800.

     During 1998, Compaq also recorded a $107 million charge related to asset impairments. The asset impairments resulted from the writedown to fair market value, less costs to sell, of assets taken out of service and held for sale or disposal. The majority of this charge related to the impairment of $74 million of intangible assets associated with the acquisition of a company during 1995 that developed, manufactured, and supplied fast ethernet hubs, switches and related products. In May 1998, management decided to close the manufacturing facility and abandoned the technologies acquired through this acquisition and discontinued all related products.

     Compaq's selling, general and administrative costs are expected to decrease in the future through the continued implementation of the Company's restructuring plans.

OTHER  ITEMS

     In 1998, Compaq's other income was $69 million as compared to other income of $23 million in 1997 and other expense of $17 million in 1996. The increase in 1998 was primarily due to an increase in interest and dividend income related to greater cash and short-term investment balances prior to the Digital acquisition and a reduction in other expenses, partially offset by the minority interest dividend paid to Digital preferred shareholders. The increase in other income in 1997 was primarily driven by an increase in interest and dividend income related to greater average cash and short-term investment balances, partially offset by interest expense.

     The translation gains and losses relating to the financial statements of Compaq's international subsidiaries, net of offsetting gains and losses associated with hedging activities relating to the net monetary assets of these subsidiaries, are included in other income and expense and resulted in net losses of $25 million, $27 million and $11 million in 1998, 1997 and 1996, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Compaq's cash, cash equivalents and short-term investments decreased to $4.1 billion at December 31, 1998, from $6.8 billion at December 31, 1997. The decrease in cash, cash equivalents and short-term investments in 1998 was primarily due to the cash payment made to acquire Digital of approximately $4.5 billion ($1.4 billion net of cash acquired); the completion of a tender offer for the Digital notes and debentures of $788 million; the repurchase of 11 million shares of common stock for $384 million; cash spent for restructuring activities of $575 million; investments made in 1998 of $574 million, as discussed below; cash dividends paid to Compaq shareholders of $95 million and cash used for the purchase of property, plant and equipment of $600 million.

     Operating activities generated $644 million in cash in 1998, compared to $3.7 billion in 1997 and $3.6 billion in 1996, respectively. The decrease in cash generated by operating activities in 1998 compared to 1997 was significantly affected by the net loss in 1998 (offset by the purchased in-process technology acquired from Digital of approximately $3.2 billion) and an increase in accounts receivable. Accounts receivable increased to $7.0 billion in 1998 from $2.9 billion in 1997, primarily due to the acquisition of Digital. From time to time, Compaq may sell accounts receivable when it is economically beneficial. Accounts receivable sold at December 31, 1998 were $217 million and $1.1 billion at December 31, 1997. Inventory levels increased to $2.0 billion at December 31, 1998, compared to $1.6 billion at December 31, 1997, due to the acquisition of Digital and increased unit volumes. These increases were partially offset by changes in production planning as a result of Compaq's transition to the optimized distribution model. Inventory turns improved to 13.4 in 1998 versus 12.6 in 1997.

     Cash used for investments included a ten percent preferred equity position in a business venture with Time Warner, Advance/Newhouse, MediaOne and Microsoft for approximately $213 million. The venture provides Internet services and intends to accelerate the delivery of broadband services over cable modems to consumers and small businesses under the Road Runner brand. Cash used for investments also included the acquisition of a lease portfolio from G.E. Capital for approximately $361 million.

     Compaq plans to use cash to develop the purchased in-process technology related to the Digital acquisition into commercially viable products. This primarily consists of the completion of all planning, designing, prototyping, high-volume manufacturing verification and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Bringing the purchased in-process technology to market also includes developing firmware and diagnostic software, device driver development, and testing the technology for compatibility and interoperability with commercially viable products. As of the date of acquisition, the estimated costs to be incurred to develop the purchased in-process technology into commercially viable products totaled approximately $3.1 billion in the aggregate through the year 2005. The remainder to be spent is estimated to be: $510 million in 1999, $660 million in 2000, $630 million in 2001, $520 million in 2002, $400 million in 2003, $210 million  in  2004  and  $90  million  in  2005.

     Future uses of cash also include cash expenditures for currently planned restructuring activities which are estimated to be $1.1 billion; capital expenditures for land, buildings and equipment in 1999 which are estimated to be $875 million; and the redemption of the Series A Digital Preferred Stock expected to occur on April 1, 1999 for approximately $400 million plus accrued dividends.

     Other  future  sources  and  uses  of  cash  include:

- A cash tender offer in January 1999 for all of the outstanding shares of common stock of Shopping.com, an on-line retailer that offers Internet shoppers an array of consumer products. In February the offer was successfully concluded, with 96% of the shares tendered. Compaq is proceeding with the steps necessary to complete the merger, which is anticipated in March. The aggregate purchase price for Shopping.com is anticipated to be approximately $220 million. Completion of the transaction is subject to certain conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

- The execution of a definitive merger agreement with Zip2 Corporation, the leading provider of Internet platform solutions for media companies and local e-commerce merchants in February 1999. The aggregate purchase price for Zip2 Corporation is anticipated to be approximately $300 million. Completion of the transaction is subject to customary conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

- The formation of the AltaVista Company in January 1999, a wholly owned subsidiary established to become a leading Internet site for search capabilities, localized information, e-commerce and e-services. Compaq will contribute to AltaVista the AltaVista search site and the associated intellectual property, Shopping.com, Zip2 Corporation, and certain additional cash and assets. Compaq anticipates offering a portion of the AltaVista Company to the public in 1999.

     Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq from time to time may borrow funds for actual or anticipated funding needs. In October 1998, Compaq entered into a one-year $1 billion unsecured revolving credit facility to replace a similar facility that expired in September 1998. Compaq also has a $3 billion syndicated credit facility that expires in September 2002. Both of these facilities were unused at December 31, 1998. Compaq has established a commercial paper program, supported by the syndicated credit facility, which was unused at December 31, 1998. Compaq believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements.
Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon its needs and market conditions.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

     Compaq participates in a highly volatile industry that is characterized by fierce industry-wide competition for market share. Industry participants confront aggressive pricing practices, continually changing customer demand patterns, growing competition from well-capitalized high technology and consumer electronics companies, and rapid technological developments carried out in the midst of legal disputes over intellectual property rights and the application of antitrust laws. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth below discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

     Market Environment. Compaq expects the personal computer market to expand in 1999 in line with third-party research organizations' forecasts of unit growth of 15%. The Company expects the enterprise market to expand with the development of Internet and intranet enterprise applications and the corporate MIS migration from legacy systems to client/server systems. This expansion represents an opportunity for Compaq's services business to help enable customers to implement and manage these new environments. With its acquisition of Tandem Computers Incorporated in the third quarter of 1997 and the acquisition of Digital Equipment Corporation in the second quarter of 1998, Compaq confronts a challenge in building the high-end UNIX solutions market while continuing to advance the sphere of NT-based solutions to achieve the lowest cost of ownership and the highest computing value for its customers. Although Compaq has programs, products and services focused on meeting market demand, gaining market share profitably and maintaining gross margins, Compaq's ability to achieve these goals is subject to the risks set forth in this discussion.

     Competitive Environment. Competition remains fierce in the information technology industry with a large number of competitors vying for market share. Competition creates an aggressive pricing environment, which continues to put pressure on gross margins. A number of personal computer companies sell directly to end users and, particularly in the U.S., direct sales have increased as a percentage of the total personal computer market. Compaq has established a variety of programs designed to increase its manufacturing, distribution, and business process efficiencies to enable it to compete more effectively in its PC business. Compaq sells directly to end users in its enterprise and service businesses. The success of its programs to increase its business efficiencies depends upon Compaq's ability to continue its successful working relationship with its resellers, to maintain and increase its enterprise and service businesses, to both predict and react quickly to market responses by its competitors, and to continue the implementation of its optimized distribution model, the goal of which is to implement more efficient component supply, manufacturing, and distribution strategies to increase overall efficiencies.

     Risks of Newly Acquired Businesses. As a result of the acquisition of Digital, Compaq has, and will continue to, expand its service offerings and enterprise solutions. This expansion includes a number of risks associated with Digital's business. Compaq believes that the Digital acquisition will enhance its operating results, but as with any significant acquisition or merger, it confronts challenges in maintaining key industry alliances and synchronizing product roadmaps and business processes and integrating logistics, marketing, product development, services and manufacturing operations to achieve greater efficiencies. While Compaq has increased its service revenue through this acquisition, there are risks associated with the service business, which include jeopardizing Compaq's long-term relationships with third party resellers while it provides services directly to end-user customers. Compaq has also made certain estimates in connection with the value of purchased in-process technology. If these projects are not successfully developed, its future revenue and profitability may be adversely affected and the value of other intangibles could be reduced. This risk is more fully discussed under "Purchased In-Process Technology." Compaq plans to continue to use strategic acquisitions and mergers to assist in the growth of its business.

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

     Product Transitions. In each product cycle, Compaq confronts the risk of delays in production that could impact sales of newer products while it manages the inventory of older products and facilitates the sale of older inventory held by resellers. To ease product transitions, Compaq carries out pricing actions and marketing programs to increase sales by resellers. It provides currently for estimated product returns and price protection that may occur under reseller programs and under floor planning arrangements with third-party finance companies. Should Compaq be unable to sell the inventory of older products at anticipated prices, should it not anticipate pricing actions that are necessary, or if dealers hold higher than expected amounts of inventory subject to price protection at the time of planned price reductions, there could be a resulting adverse impact on revenues, gross margins, and profitability.

     Systems Implementation. Compaq continues to focus on making business and information management processes more efficient in order to increase customer satisfaction, improve productivity and lower costs. In the event of a delay in implementing improvements, there could be an adverse impact on inventory levels, cash and related profitability. In connection with these efforts, Compaq is moving many of its systems from a legacy environment of proprietary systems to client-server architectures as well as integrating systems from newly acquired businesses. Integrating the systems at Digital and Tandem complicates this process. Should the transition to new systems not occur in a smooth and orderly manner, Compaq could experience disruptions in operations, which could have an adverse financial impact.

     Technology Standards and Key Licenses. Participants in the computer industry generally rely on the creation and implementation of technology standards to win the broadest market acceptance for their products. Compaq must successfully manage and participate in the development of standards while continuing to differentiate its products and services in a manner valued by customers. While industry participants generally accept, and may encourage, the use of their intellectual property by third parties under license when intellectual property owned by competitors or suppliers becomes accepted as an industry standard, Compaq must obtain a license, purchase components utilizing such technology from the owners of such technology or their licensees, or otherwise acquire rights to use such technology, which could result in increased costs. Compaq has entered into license agreements with key industry participants. There can be no assurance that it will be able to negotiate terms that give it a competitive market advantage under the license agreements that are necessary to operate its business in the future.

     Production Forecasts. In managing production, Compaq must forecast customer demand for its products. Should the Company underestimate the supplies needed to meet demand, it could be unable to meet customer demand. Should it overestimate the supplies needed to meet customer demand, cash and profitability could be adversely affected. Many of the components used in Compaq's products, particularly microprocessors and memory, experience steep price declines over their product lives. If the Company is unable to manage purchases and utilization of such components efficiently to maintain low inventory levels immediately prior to major price declines, it could be unable to take immediate advantage of such declines to lower product costs, which could adversely affect revenues and gross margins. Furthermore, should prices for components increase unexpectedly, Compaq's gross margin could be adversely affected.

     Credit Risks. Compaq's primary means of distribution is through third-party resellers. It continually monitors and manages the credit it extends to resellers and attempts to limit credit risks by broadening distribution channels, utilizing certain risk transfer arrangements and obtaining security interests. Compaq's business could be adversely affected in the event that the financial condition of third-party computer resellers erodes. Upon the financial failure of a major reseller, the Company could experience disruptions in distribution as well as a loss associated with the unsecured portion of any outstanding accounts receivable. Geographic expansion, particularly manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas such as Asia Pacific, Latin America and other emerging markets, subject Compaq to a number of economic and other risks, such as financial instability among resellers in these regions. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular Asia Pacific and Latin America, when compared to U.S. and European markets. In addition, geographic expansion subjects Compaq to political and financial instability of the countries into which Compaq expands, including currency devaluation and interest rate fluctuations. The Company continues to evaluate business operations in these regions and attempts to take measures to limit risks in these areas.

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

     In 1997, Compaq established a task force to address its personal computer product and customer concerns, and a separate task force to address its internal information systems, including technology infrastructure and embedded technology systems, and the compliance of its suppliers and distributors. In 1998, Compaq integrated the Tandem and Digital task forces with those of its own so that the task force now addresses the product and information systems and supplier and distributor concerns for the entire Company.

     With respect to product readiness, the compliance definitions of Compaq, Tandem and Digital remain in effect for most of the respective follow-on products of each company. The readiness status of Compaq, Tandem and Digital products is available on the Compaq Year 2000 Web site at www.compaq.com/year2000. In addition to selling tested products, Compaq also
-----------------------
offers a range of Year 2000 readiness services. Because there is no uniform definition of Year 2000 "compliance" and because all customer situations cannot be anticipated, particularly those involving other vendors' products, Compaq may see a change in demand or an increase in warranty and other claims as a result of the Year 2000 transition. Such events, should they occur, could have a material adverse impact on future results.

     In 1998, substantially all internal information systems and other infrastructure areas including communication systems, building security systems and embedded technologies in areas such as manufacturing processes were identified, assessed, and categorized for Year 2000 readiness as Priority 1, 2 and 3, with 1 being critical, 2 being intermediate and 3 being non-critical. During the fourth quarter of 1998, the Year 2000 program experienced a significant increase in work resulting from the Digital/Tandem integrations and new business directions. Additional resources have been added and the necessary steps have been taken to maintain the following goals: Priority 1 and Priority 2 items will be Year 2000 compliant by June 30, 1999, and Priority 3 items are to be ready by December 31, 1999 or replaced or left undetermined. As of the end of the fourth quarter of 1998, Compaq completed remediation on approximately 40% of the Priority 1 items, and expects to be approximately 75% complete by the end of March 1999. Specific contingency plans are being made with respect to any Priority 1 listings which cannot be tested or determined to be compliant. Also, key suppliers and distributors have been identified and Compaq is in the process of communicating with them about their Year 2000 readiness plans and progress. In each of these areas, various testing and readiness determination methodologies are being used, based on what is appropriate for each type of system, supplier or distributor.

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

The costs of the readiness program for products are primarily costs of existing internal resources largely absorbed within existing engineering spending levels. These costs were incurred primarily in 1997 and earlier years and were not broken out from other product engineering costs. No future material product readiness costs are anticipated. The costs of the readiness program for internal information and other systems and suppliers and distributors are a combination of incremental external spending and use of existing internal resources and expertise. Over the life of the internal readiness effort, these costs are estimated to be $130 million, of which approximately 45% has been incurred to date. The costs of implementing enterprise-wide system renewal efforts are not included in this estimate. Milestones and implementation dates and the costs of Compaq's Year 2000 readiness program are subject to change based on new circumstances that may arise or new information becoming available that may change underlying assumptions or requirements.

     Euro Conversion. Effective January 1, 1999, 11 of the 15 member countries of the European Union have adopted the euro as their common legal currency. On that date, the participating countries established fixed euro conversion rates between their existing sovereign currencies and the euro. The euro now trades on currency exchanges and is available for non-cash transactions. The participating countries now issue sovereign debt exclusively in euros, and have redenominated outstanding sovereign debt. The authority to direct monetary policy for the participating countries, including money supply and official interest rates for the euro, is now exercised by the new European Central Bank.

In 1997, Compaq established a euro task force to address its PC product and customer concerns, and a separate task force to address Compaq's internal information systems. Compaq hopes to achieve euro product readiness and enable internal information systems to conduct electronic transactions in the euro within the first quarter of 1999. The schedule and details of subsequent phases of internal systems readiness is under review, but will comply with implementation schedules set by the European Commission. We do not believe the costs of the overall effort will have a material adverse impact on future results. However, since all customer situations cannot be anticipated, Compaq may see a change in demand or an increase in warranty and other claims as a result of the euro implementation. Such events, should they occur, could have a material adverse impact on future results. Based on Compaq's ongoing evaluation of internal information systems, integration of Digital operations and system renewal roll-out schedules, Compaq does not anticipate significant business interruption. However, should a significant business interruption occur, there could be a material adverse impact on future results. With respect to compliance by suppliers and distributors, failures remain a possibility and could have a material adverse impact on future results.

     Milestones and implementation dates of Compaq's euro readiness program are subject to change based on new circumstances that may arise or new information becoming available, which changes underlying assumptions or requirements.

     Tax Rate. Compaq currently has a 15% effective tax rate, before the effect of non-deductible purchased in-process technology and merger-related costs, and expects this rate will increase to 32% in 1999. Compaq benefits from a tax holiday in Singapore that expires in 2001, with a potential extension to August 2004 if certain cumulative investment levels and other conditions are maintained. Compaq's tax rate is heavily dependent upon the proportion of earnings that is derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the U.S. If the earnings of this subsidiary as a percentage of Compaq's total earnings were to decline significantly from current levels, or should Compaq's ability to reinvest these earnings be reduced, Compaq's effective tax rate would increase. In addition, should Compaq's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary require significant adjustment due to audits or regulatory changes, Compaq's overall effective tax rate could increase.

     At December 31, 1998 Compaq has recorded a net deferred tax asset of $2.9 billion. Compaq has determined it is more likely than not that this asset will be realized. The future utilization of these deferred tax assets may be restricted from future use by certain limitations imposed by taxing authorities or by a lack of sufficient income generated in the taxing jurisdictions in which the asset arose. If these limitations are significant, or if the circumstances surrounding the expected deductibility of the items change, the ultimate realization of these assets may be adversely impacted and could have an adverse impact on future results.

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

     Compaq uses market valuations and value-at-risk valuation methods to preliminarily assess market risk of its financial instruments and derivative portfolios. It uses J.P. Morgan's RiskMetrics to estimate the value-at-risk of its financial instruments and derivative portfolios based on estimates of volatility and correlation of market factors drawn from J.P. Morgan's RiskMetrics data sets for the dates calculated. RiskMetrics defines loss as a reduction in the value of a portfolio in the event of adverse market conditions, using a predetermined confidence interval, over a specified period of time. Compaq included all fixed income investments and foreign exchange contracts in the value-at-risk calculation. See Note 1 and Note 13 in the Notes to Consolidated Financial Statements for further information regarding these instruments. The holding period for these instruments varies from two days to nine months. The measured value-at-risk from holding derivative and other financial instruments, using a 95% confidence level and assuming normal market conditions during the periods ended December 31, 1998 and 1997 was immaterial.

     The value of the U.S. dollar affects Compaq's financial results. Changes in exchange rates may positively or negatively affect Compaq's revenues (as expressed in U.S. dollars), gross margins, operating expenses, and retained earnings. Compaq engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Using primarily forward exchange contracts, Compaq hedges those assets and liabilities that, when remeasured according to generally accepted accounting principles, impact the income statement. For certain markets, particularly Latin America, Compaq has determined that ongoing hedging of non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of local currencies. From time to time, Compaq purchases foreign currency option contracts as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated revenue of Compaq's international marketing subsidiaries, with the exception of Latin America and certain other subsidiaries that reside in countries in which such activity would not be cost effective or local regulations preclude this type of activity. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of Compaq's hedging programs include accuracy of sales forecasts, volatility of the currency markets, and availability of hedging instruments. All currency contracts that are entered into by Compaq are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although Compaq maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which Compaq sells products and services or a weakening exchange rate against currencies in which Compaq incurs costs, Compaq's revenues or costs are adversely affected.

ITEM  8:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Index  to  Consolidated  Financial  Statements

Financial Statements:                                                             Page
                                                                                  ----
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . .    26
Consolidated Balance Sheet at December 31, 1998 and 1997 . . . . . . . . . . . .    27
Consolidated Statement of Income for the three years ended December 31, 1998 . .    28
Consolidated Statement of Cash Flows for the three years ended December 31, 1998    29
Consolidated Statement of Stockholders' Equity for the three years ended
   December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .    32

Financial Statement Schedule:
  For the three years ended December 31, 1998
    Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . .    63

ITEM  9:  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None

REPORT  OF  INDEPENDENT  ACCOUNTANTS

To the Stockholders and Board of Directors of Compaq Computer Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Compaq Computer Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS  LLP

Houston,  Texas
January  26,  1999,
except  as  to  Note  14,  which  is  as  of  February  16,  1999

                                 COMPAQ COMPUTER CORPORATION
                                 CONSOLIDATED BALANCE SHEET

December 31 (In millions, except par value)                                    1998     1997
===========================================================================  ========  =======
ASSETS

Current assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,091   $ 6,418
 Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . .        -       344
 Accounts receivable, less allowance of $318 and $243 . . . . . . . . . . .    6,998     2,891
 Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,005     1,570
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .    1,602       595
 Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      471       199
                                                                             --------  -------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .   15,167    12,017
Property, plant and equipment, less accumulated depreciation. . . . . . . .    2,902     1,985
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,341         -
Intangible and other assets . . . . . . . . . . . . . . . . . . . . . . . .    3,641       629
                                                                             --------  -------
                                                                             $23,051   $14,631
                                                                             ========  =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,237   $ 2,837
 Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      282       195
 Accrued restructuring costs. . . . . . . . . . . . . . . . . . . . . . . .    1,110         -
 Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .    5,104     2,170
                                                                             --------  -------
   Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .   10,733     5,202
                                                                             --------  -------
Postretirement and other postemployment benefits. . . . . . . . . . . . . .      545         -
                                                                             --------  -------
Commitments and contingencies (Note 13)
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      422         -
                                                                             --------  -------
Stockholders' equity:
 Preferred stock, $.01 par value
   (authorized: 10 million shares; issued: none)
 Common stock and capital in excess of $.01 par value
   (authorized: 3 billion shares; issued and outstanding:
   1,698 and 1,687 million shares, respectively, at December 31, 1998; and
   1,519 million shares issued and outstanding at December 31, 1997). . . .    7,270     2,096
 Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,465     7,333
 Treasury stock (at cost) . . . . . . . . . . . . . . . . . . . . . . . . .     (384)        -
                                                                             --------  -------
   Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .   11,351     9,429
                                                                             --------  -------
                                                                             $23,051   $14,631
                                                                             ========  =======

The accompanying notes are an integral part of these financial statements.

                                        COMPAQ COMPUTER CORPORATION
                                     CONSOLIDATED STATEMENT OF INCOME

Year ended December 31 (In millions, except per share amounts)                  1998       1997     1996
===========================================================================  ==========  ========  =======
Revenue:
 Products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  27,372   $24,122   $19,611
 Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,797       462       398
                                                                             ----------  --------  -------
 Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31,169    24,584    20,009
                                                                             ----------  --------  -------

Cost of sales:
 Products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,383    17,500    14,565
 Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,597       333       290
                                                                             ----------  --------  -------
   Total cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . .     23,980    17,833    14,855
                                                                             ----------  --------  -------

Selling, general and administrative expense . . . . . . . . . . . . . . . .      4,978     2,947     2,507
Research and development costs. . . . . . . . . . . . . . . . . . . . . . .      1,353       817       695
Purchased in-process technology . . . . . . . . . . . . . . . . . . . . . .      3,196       208         -
Restructuring and asset impairment charges. . . . . . . . . . . . . . . . .        393         -        52
Merger-related costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .          -        44         -
Other income and expense, net . . . . . . . . . . . . . . . . . . . . . . .        (69)      (23)       17
                                                                             ----------  --------  -------
                                                                                 9,851     3,993     3,271
                                                                             ----------  --------  -------
Income (loss) before provision for income taxes . . . . . . . . . . . . . .     (2,662)    2,758     1,883
Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . .         81       903       565
                                                                             ----------  --------  -------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (2,743)  $ 1,855   $ 1,318
                                                                             ==========  ========  =======

Earnings (loss) per common share:
 Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (1.71)  $   1.23  $  0.90
 Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (1.71)  $   1.19  $  0.87

Shares used in computing earnings (loss) per common share:
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,608      1,505    1,472
 Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,608      1,564    1,516

The accompanying notes are an integral part of these financial statements.

                                          COMPAQ COMPUTER CORPORATION
                                      CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31 (In millions)                                            1998        1997        1996
===========================================================================  ==========  ==========  ==========
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (2,743)  $    1,855  $    1,318
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
 Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .        893         545         483
 Provision for bad debts. . . . . . . . . . . . . . . . . . . . . . . . . .         61          19         160
 Purchased in-process technology. . . . . . . . . . . . . . . . . . . . . .      3,196         208           -
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .       (130)        202        (405)
 Restructuring and asset impairment charges . . . . . . . . . . . . . . . .        393           -          52
 Changes in operating assets and liabilities, net of effects of purchased businesses:
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,736)        614        (228)
 Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        857        (335)      1,014
 Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        114          63          34
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        589         756         562
 Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       (265)       (319)        131
 Accrued restructuring costs. . . . . . . . . . . . . . . . . . . . . . . .       (575)          -           -
 Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        (10)         80         445
                                                                             ----------  ----------  ----------
 Net cash provided by operating activities. . . . . . . . . . . . . . . . .        644       3,688       3,566
                                                                             ----------  ----------  ----------
Cash flows from investing activities:
Purchases of property, plant and equipment, net . . . . . . . . . . . . . .       (600)       (729)       (484)
Purchases of short-term investments . . . . . . . . . . . . . . . . . . . .        (77)     (2,405)     (1,401)
Proceeds from sales of short-term investments . . . . . . . . . . . . . . .        421       3,134         328
Acquisition of businesses, net of cash acquired . . . . . . . . . . . . . .     (1,413)       (268)        (22)
Acquisition of lease portfolio. . . . . . . . . . . . . . . . . . . . . . .       (361)          -           -
Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (437)        (31)        (75)
                                                                             ----------  ----------  ----------
 Net cash used in investing activities. . . . . . . . . . . . . . . . . . .     (2,467)       (299)     (1,654)
                                                                             ----------  ----------  ----------
Cash flows from financing activities:
Repayment of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .       (788)       (293)          -
Purchase of treasury shares . . . . . . . . . . . . . . . . . . . . . . . .       (384)          -           -
Issuance of common stock pursuant to stock option plans . . . . . . . . . .        407         188         131
Tax benefit associated with stock options . . . . . . . . . . . . . . . . .        234         156          91
Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (95)          -           -
Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (18)        (37)          -
                                                                             ----------  ----------  ----------
 Net cash provided by (used in) financing activities. . . . . . . . . . . .       (644)         14         222
                                                                             ----------  ----------  ----------
Effect of exchange rate changes on cash and cash equivalents. . . . . . . .        140           7          21
                                                                             ----------  ----------  ----------
 Net (decrease) increase in cash and cash equivalents . . . . . . . . . . .     (2,327)      3,410       2,155
                                                                             ----------  ----------  ----------
Cash and cash equivalents at the beginning of the year. . . . . . . . . . .      6,418       3,008         853
                                                                             ----------  ----------  ----------
Cash and cash equivalents at the end of the year. . . . . . . . . . . . . .  $   4,091   $   6,418   $   3,008
                                                                             ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                           COMPAQ COMPUTER CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION
Year ended December 31 (In millions)   1998   1997   1996
====================================  =====  =====  =====
Interest paid. . . . . . . . . . . .  $ 175  $ 164  $ 106
Income taxes paid. . . . . . . . . .  $ 259  $ 804  $ 953


Year ended December 31 (In millions)                         1998      1997
========================================================  ==========  =======
Acquisitions (Note 2)
Fair value of:
 Assets acquired. . . . . . . . . .  . . . . . . . . . .  $  16,124   $  362
 Liabilities assumed. . . . . . . . .  . . . . . . . . .     (7,109)     (74)
 Stock issued . . . . . . . . . . . . . . . .  . . . . .     (4,284)       -
 Options issued . . . . . . . . . . . . . . . . . . . .        (249)     (10)
                                                          ----------  -------
Cash paid . . . . . . . . . . . . . . . . . . . . .  . .      4,482      278
Less cash acquired. . . . . . . . . . . . .. . . . . . .     (3,069)     (10)
                                                          ----------  -------
Net cash paid for acquisitions. . . . . . . . . . .  .    $   1,413   $  268
                                                          ==========  =======

The accompanying notes are an integral part of these financial statements.

                                       COMPAQ COMPUTER CORPORATION
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Year ended December 31 (In millions)                                            1998     1997     1996
===========================================================================  ==========  =======  =======
SHARES OF COMMON STOCK ISSUED:
 Beginning balance. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,519    1,492    1,458
   Issuance pursuant to stock option plans. . . . . . . . . . . . . . . . .         36       30       34
   Issuance of stock pursuant to acquisition. . . . . . . . . . . . . . . .        141        -        -
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2       (3)       -
                                                                             ----------  -------  -------
 Ending balance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,698    1,519    1,492
                                                                             ==========  =======  =======

COMMON STOCK PAR VALUE AND CAPITAL IN EXCESS OF PAR:
 Beginning balance. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,096   $1,779   $1,543
   Issuance pursuant to stock option plans. . . . . . . . . . . . . . . . .        407      188      131
   Issuance of stock pursuant to acquisition. . . . . . . . . . . . . . . .      4,284        -        -
   Issuance of stock options pursuant to acquisition. . . . . . . . . . . .        249       10        -
   Tax benefit associated with stock options. . . . . . . . . . . . . . . .        234      156       91
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -      (37)      14
                                                                             ----------  -------  -------
 Ending balance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,270    2,096    1,779
                                                                             ----------  -------  -------

RETAINED EARNINGS:
 Beginning balance. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,333    5,511    4,214
   Comprehensive income (loss)
     Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,743)   1,855    1,318
     Other comprehensive income (loss). . . . . . . . . . . . . . . . . . .        (18)     (22)     (21)
                                                                             ----------  -------  -------
   Total comprehensive income (loss). . . . . . . . . . . . . . . . . . . .     (2,761)   1,833    1,297
                                                                             ----------  -------  -------
   Change in Tandem fiscal period . . . . . . . . . . . . . . . . . . . . .          -       12        -
   Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (107)     (23)       -
                                                                             ----------  -------  -------
 Ending balance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,465    7,333    5,511
                                                                             ----------  -------  -------

TREASURY STOCK:
 Beginning balance. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -        -        -
   Repurchase of treasury stock, at cost. . . . . . . . . . . . . . . . . .       (384)       -        -
                                                                             ----------  -------  -------
 Ending balance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (384)       -        -
                                                                             ----------  -------  -------

TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . . . . .  $  11,351   $9,429   $7,290
                                                                             ==========  =======  =======

ACCUMULATED OTHER COMPREHENSIVE INCOME:
 Beginning balance. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (18)  $    4   $   25
   Other comprehensive income (loss)
     Foreign currency translations. . . . . . . . . . . . . . . . . . . . .         20      (22)     (21)
     Minimum pension liability adjustment . . . . . . . . . . . . . . . . .        (38)       -        -
                                                                             ----------  -------  -------
   Total other comprehensive income (loss). . . . . . . . . . . . . . . . .        (18)     (22)     (21)
                                                                             ----------  -------  -------
 Ending balance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (36)  $  (18)  $    4
                                                                             ==========  =======  =======

The accompanying notes are an integral part of these financial statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS. Founded in 1982, Compaq Computer Corporation ("Compaq" or the "Company") is a global information technology company. Compaq develops and markets hardware, software, solutions and services, including enterprise computing solutions, fault-tolerant business-critical solutions, networking and communication products, commercial desktop and portable products and consumer PCs. Compaq products and services are sold in more than 100 countries through subsidiaries and a network of authorized Compaq marketing partners. Compaq markets its products and services primarily to customers from the business, home, government, and education sectors.

     Compaq completed the acquisition of Digital Equipment Corporation ("Digital") in June 1998. This acquisition was accounted for under the purchase method of accounting. Compaq completed the acquisition of Tandem Computers Incorporated ("Tandem") in August 1997. This acquisition was accounted for as a pooling of interests, consequently, the financial information for 1997 and 1996 has been restated to reflect the merger with Tandem.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Compaq and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. Cash equivalents include highly liquid temporary cash investments having maturities of three months or less at date of acquisition. Short-term investments include certificate of deposits, commercial paper and other investments having maturities longer than three months at date of acquisition. For reporting purposes, such cash equivalents and short-term investments are stated at cost plus accrued interest which approximates fair value.

INVENTORIES. Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of the buildings (10-30 years) and by applying the straight-line or accelerated methods over the estimated useful lives of machinery and equipment (two to ten years). Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.

LONG-LIVED ASSETS. Compaq reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

INTANGIBLE ASSETS. Intangible assets primarily relate to the value of the installed customer base, proven research and development, and trademarks of companies acquired. The cost of the installed customer base, proven research and development and trademarks is amortized on a straight-line basis over the estimated lives of 15 years, 5 years and 5 years, respectively.

REVENUE RECOGNITION. Compaq recognizes products revenue at the time products are shipped to its customers. Provision is made at the time the related revenue is recognized for estimated product returns and price protection which may occur under programs Compaq has with its customers. Compaq provides for the estimated cost of post-sales support and product warranties upon shipment. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Services revenue is recognized ratably over the contractual period or as the services are performed.

FINANCING TRANSACTIONS. Compaq offers customer financing to assist customers in their acquisition of the Company's products through its leasing subsidiary, Compaq Capital. At the time a financing transaction is consummated, which qualifies as either a sales-type or direct financing lease, the Company records the total receivable, unearned income and the estimated residual value of the equipment. Unearned income is recognized as finance income using the interest method over the term of the lease. Lease receivables of $271 million, net of unearned income, due within the next twelve months are included in accounts receivable. The non-current portion of $274 million of lease receivables and the residual value, net of unearned income, are included in long-term other assets. Leases not qualifying as either sales-type or direct financing leases are accounted for as operating leases. The underlying equipment is depreciated on a straight-line basis over the initial term of the lease to its estimated residual value. Rental equipment of $166 million, net of accumulated depreciation, is included in property, plant and equipment.

ADVERTISING COSTS. Advertising costs are charged to operations when incurred. The cost of direct-response advertising is not significant. Advertising expenses for 1998, 1997 and 1996 were $336 million, $223 million and $175 million, respectively.

FOREIGN CURRENCY. Compaq's foreign subsidiaries (other than those acquired in the merger with Tandem) have the U.S. dollar designated as their functional currency. Financial statements of these foreign subsidiaries are translated to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and other expense elements are translated at rates that approximate the rates in effect on the transaction dates. Translation gains and losses are included in Compaq's Consolidated Statement of Income. The foreign subsidiaries acquired in the merger with Tandem designated the local currency as their functional currency and related cumulative translation adjustments have not been significant.

INCOME TAXES. The provision for income taxes is computed based on the pretax income (loss) included in the Consolidated Statement of Income. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

EARNINGS PER COMMON SHARE. Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Incremental shares of 59 million and 44 million in 1997 and 1996, respectively, were used in the calculation of diluted earnings per common share. Diluted loss per common share for 1998 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of 60 million common share equivalents would have been antidilutive.

     Stock options to purchase 13 million, 9 million and 28 million shares of common stock in 1998, 1997 and 1996, respectively, were outstanding but not included in the computation of diluted earnings (loss) per common share because the option exercise price was greater than the average market price of the common shares.

STOCK-BASED COMPENSATION. Compaq measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and has provided in Note 8 the pro forma disclosures of the effect on net income (loss) and earnings (loss) per common share as if the fair value-based method had been applied in measuring compensation expense.

COMPREHENSIVE INCOME. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Compaq's other comprehensive income is primarily comprised of foreign currency translation adjustments and adjustments made to recognize additional minimum liabilities associated with the Company's defined benefit pension plans. The tax benefit or expense, as well as any reclassifications related to the components of other comprehensive income were not significant.

SEGMENT DATA. During 1998, Compaq adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or the financial position of Compaq but did affect the disclosure of segment information (Note 12).

RECENT PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133 is effective for transactions entered into after January 1, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Compaq is in the process of determining the impact that the adoption of FAS 133 will have on its results of operations and financial position.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE  2.  ACQUISITIONS

     On June 11, 1998, Compaq consummated its acquisition of Digital. Digital was an industry leader in implementing and supporting networked business solutions in multi-vendor environments based on high performance platforms and had an established global service and support team. The aggregate purchase price of $9.1 billion consisted of approximately $4.5 billion in cash, the issuance of approximately 141 million shares of Compaq common stock valued at approximately $4.3 billion and the issuance of approximately 25 million options to purchase Compaq common stock valued at approximately $249 million. The cash component of the purchase price was paid through the use of Compaq's general corporate funds. The results of operations of Digital and the estimated fair value of the assets acquired and liabilities assumed are included in Compaq's financial statements from the date of acquisition.

The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on Compaq's estimates of fair value at the acquisition date. In the fourth quarter of 1998, Compaq adjusted the fair values of certain assets acquired and liabilities assumed based on the receipt of additional information which was outstanding as of the date of the acquisition. These adjustments did not have a material impact on the initial purchase price allocation. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company of the purchased in-process technology, proven research and development, installed customer base and trademarks of Digital. The amounts allocated to tangible and intangible assets acquired less liabilities assumed exceeded the purchase price by approximately $4.1 billion. This excess value over the purchase price was allocated to reduce the values assigned to long-term assets and purchased in-process technology in determining their ultimate fair values. As a result of the change in fair values of the long-term assets, the deferred tax liability associated with these assets was also adjusted.

     The following table shows the fair value of the long-term assets acquired, the allocation of the excess value over the purchase price and the resulting assigned value for the long-term assets acquired through the acquisition of
Digital:

                                                    EXCESS VALUE     VALUE ASSIGNED
                                                    OVER PURCHASE    TO NET ASSETS
BALANCE SHEET CATEGORY (In millions)   VALUATION        PRICE           ACQUIRED
====================================  ===========  ===============  ================
Property, plant and equipment. . . .  $    1,470   $         (592)  $           878
Purchased in-process technology. . .       5,722           (2,526)            3,196
Intangible assets:
 Proven research and development . .         990             (437)              553
 Installed customer base . . . . . .       2,150             (949)            1,201
 Trademarks. . . . . . . . . . . . .         291             (129)              162
Other assets . . . . . . . . . . . .         953             (262)              691
Deferred tax liability . . . . . . .      (1,121)             829              (292)

     Approximately $3.2 billion of the purchase price represents purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Income upon consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility had not been established, including UNIX/OpenVMS ($1.6 billion), NT Systems ($800 million), storage ($2.7 billion) and others ($600 million). The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue and profitability of Compaq may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

     The following table represents unaudited consolidated pro forma information as if Compaq and Digital had been combined as of the beginning of the periods presented. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations of future periods or the results that actually would have occurred had Compaq and Digital been a combined company during the specified periods. The pro forma combined results include the effects of the purchase price allocation on depreciation of property, plant and equipment and amortization of intangible assets; adjustments to reflect the reversal of interest income resulting from the use of cash related to the acquisition of Digital, and preferred stock dividends paid. The pro forma combined results exclude acquisition-related charges for purchased in-process technology related to Digital.

Year ended December 31 (In millions, except per share amounts)     1998       1997
==============================================================  =========  =========
                                                                PRO FORMA  UNAUDITED
Revenue:
 Products. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  29,955  $  31,350
 Services. . . . . . . . . . . . . . . . . . . . . . . . . . .      6,447      6,295
                                                                ---------  ---------
   Total revenue . . . . . . . . . . . . . . . . . . . . . . .  $  36,402  $  37,645
                                                                ---------  ---------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $     275  $   1,798
                                                                ---------  ---------

Earnings per common share:
 Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    0.16  $    1.09
 Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    0.16  $    1.05


Shares used in computing earnings per common share:
 Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,672      1,646
 Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,736      1,706

     During 1998, Compaq Capital purchased from G.E. Capital Corporation a lease portfolio for $361 million. The underlying equipment consists primarily of Digital manufactured equipment. Also during 1998, Compaq Capital purchased certain assets and assumed certain liabilities of Dana Commercial Credit Corporation's computer equipment leasing business. The purchase price was $50 million. The assets acquired consist primarily of direct financing leases related to Compaq manufactured equipment.

     On August 29, 1997, Compaq merged with Tandem Computers Incorporated ("Tandem") in a stock-for-stock transaction accounted for as a pooling of interests. Tandem provided its customers with reliable, scaleable, fault-tolerant enterprise computer systems and client/server solutions. In connection with the merger, Compaq issued 126 million shares of common stock, based upon an exchange ratio of 1.05 shares of Compaq common stock for each share of Tandem common stock. Merger-related costs of $44 million are comprised primarily of transaction costs for fees of investment bankers, attorneys, accountants and printing, and are reflected in the Consolidated Statement of Income for the year ended December 31, 1997. The financial data included in these financial statements have been restated to reflect the merger with Tandem. There were no material transactions between Compaq and Tandem during the periods prior to the merger. The consolidated financial data for the year ended December 31, 1996 includes the results of Tandem for the year ended September 30, 1996. For 1997, Tandem's fiscal year end was changed from September 30 to December 31. As permitted by Securities and Exchange Commission regulations, Tandem's three-month period ended December 31, 1996 has been omitted from the Consolidated Statement of Income and recorded as an adjustment to retained earnings in 1997. Tandem's revenues, expenses and net income were $436 million, $424 million and $12 million, respectively, for that period. Tandem also generated a $40 million increase in cash and cash equivalents during the quarter ended December 31, 1996.

     In May 1997, Compaq completed a tender offer for Microcom, Inc., a manufacturer of remote access technologies and solutions. The aggregate purchase price of $288 million consisted of $278 million in cash and the assumption of certain employee stock options. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and liabilities were included in Compaq's financial statements from the date of acquisition. The aggregate purchase price has been allocated to the assets and liabilities acquired. The aggregate purchase price included $208 million, representing the value of purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was expensed in Compaq's Consolidated Statement of Income during 1997.

NOTE  3.  RESTRUCTURING  AND  ASSET  IMPAIRMENT  CHARGES

     In June 1998, Compaq's management approved restructuring plans which included initiatives to integrate operations of Compaq and Digital, consolidate duplicative facilities, improve service delivery and reduce overhead. Total restructuring costs of approximately $1.7 billion were recorded in the second quarter related to these initiatives, $1.5 billion of which related to Digital that was recorded as a component of the preliminary purchase price allocation and $286 million of which related to Compaq that was charged to operations.

The restructuring costs recorded in the second quarter of 1998 were comprised of the following:

(In millions)                       COMPAQ   DIGITAL   TOTAL
==================================  =======  ========  ======
Employee separations . . . . . . .  $   132  $    999  $1,131
Facility closure costs . . . . . .      142       272     414
Relocation . . . . . . . . . . . .        -        99      99
Other exit costs . . . . . . . . .       12        88     100
                                    -------  --------  ------
Total accrued restructuring costs.  $   286  $  1,458  $1,744
                                    =======  ========  ======

     At June 30, 1998, the Digital restructuring plans were based on management's best estimate of those costs based on available information. The restructuring costs accrued in June 1998 included estimates of the cost of involuntary employee separation benefits related to approximately 19,700 employees worldwide (approximately 14,700 Digital employees and 5,000 Compaq employees). Employee separation benefits include severance, medical and other benefits. Employee separations affect the majority of business functions, job classes and geographies, with most of the reductions occurring in North America and Europe. The restructuring plans also included costs associated with the closure of 13.2 million square feet of office, distribution and manufacturing space, principally in North America and Europe. Other accrued restructuring costs relate to the relocation of Digital employees, with the majority of this amount attributable to relocations in North America and Europe, and the cost of terminating certain Digital contractual obligations. Compaq expects that most of the restructuring actions will be completed by June 1999.

     In the fourth quarter of 1998, Compaq adjusted the Digital restructuring plan which resulted in a reduction of $59 million of accrued Digital restructuring costs. This reduction was recorded as an adjustment to the preliminary purchase price allocation during the quarter ended December 31, 1998. There was no adjustment to the Compaq restructuring plan. The adjustment to the Digital restructuring plan included a $47 million net increase in severance costs. This increase was primarily due to higher than expected costs associated with workforce reductions in Europe, partially offset by higher than expected attrition rates. While the total Digital employee separation target of 14,700 is expected to be achieved, Digital involuntary separations are expected to decrease to approximately 12,400 as a result of the higher than expected rate of attrition. The higher severance costs were more than offset by lower facility closure costs of $55 million, primarily due to lower than expected costs to dispose of facilities. In addition, the estimate of employee relocation costs was reduced by $54 million due to a lower than expected number of employees accepting relocation packages.

     The accrued restructuring costs and amounts charged against the accrual as of December 31, 1998, were as follows:

                                    BEGINNING        CASH                    REMAINING
(In millions)                        ACCRUAL     EXPENDITURES    ADJUSTMENT   ACCRUAL
==================================  ==========  ==============  ============  ========
Employee separations . . . . . . .  $    1,131  $        (455)  $        47   $    723
Facility closure costs . . . . . .         414            (42)          (55)       317
Relocation . . . . . . . . . . . .          99             (2)          (54)        43
Other exit costs . . . . . . . . .         100            (76)            3         27
                                    ----------  --------------  ------------  --------
Total accrued restructuring costs.  $    1,744  $        (575)  $       (59)  $  1,110
                                    ==========  ==============  ============  ========

     Cash expenditures are not reflective of the actual costs incurred as of December 31, 1998 due to the impact of regulatory guidelines in certain countries relating to the timing of payment of severance benefits to affected employees. As of December 31, 1998, employee separations due to restructuring actions totaled 10,542. Total severance costs related to these individuals, including the cash payments of $455 million already made, are approximately $570 million. The total net headcount reduction since the acquisition of Digital including attrition and restructuring, partially offset by selective hiring, was approximately 12,800.

     During 1998, Compaq also recorded a $107 million charge related to asset impairments. The asset impairments resulted from the writedown to fair market value, less costs to sell, for assets taken out of service and held for sale or disposal. The majority of this charge related to the impairment of $74 million of intangible assets associated with the acquisition of a company during 1995 that developed, manufactured, and supplied fast ethernet hubs, switches and related products. In May 1998, management decided to close the manufacturing facility and abandoned the technologies acquired through this acquisition and discontinued all related products.

NOTE  4.  BALANCE  SHEET  COMPONENTS

     Inventories  consisted  of  the  following:

December 31 (In millions)   1998    1997
=========================  ======  ======
Raw material. . . . . . .  $  404  $  439
Work-in progress. . . . .     403     328
Finished goods. . . . . .   1,198     803
                           ------  ------
                           $2,005  $1,570
                           ======  ======

     Property,  plant  and  equipment  consisted  of  the  following:

December 31 (In millions)               1998    1997
=====================================  ======  ======
Land. . . . . . . . . . . . . . . . .  $  249  $  185
Buildings and leasehold improvements.   1,653   1,076
Machinery and equipment . . . . . . .   2,927   2,392
Construction-in-process and other . .     394     373
                                       ------  ------
                                        5,223   4,026
Less accumulated depreciation . . . .   2,321   2,041
                                       ------  ------
                                       $2,902  $1,985
                                       ======  ======

     Depreciation expense totaled $606 million, $447 million and $387 million in 1998, 1997 and 1996, respectively.

     Intangibles  and  other  assets  consisted  of  the  following:

December 31 (In millions)          1998   1997
================================  ======  =====
Installed customer base. . . . .  $1,201  $   -
Proven research and development.     612    178
Trademarks . . . . . . . . . . .     164      5
Other assets . . . . . . . . . .   2,119    751
                                  ------  -----
                                   4,096    934
Less accumulated amortization. .     455    305
                                  ------  -----
                                  $3,641  $ 629
                                  ======  =====

     Amortization expense totaled $287 million, $98 million and $96 million in 1998, 1997 and 1996, respectively.

     Other  current  liabilities  consisted  of  the  following:

December 31 (In millions)            1998    1997
==================================  ======  ======
Salaries, wages and related items.  $  749  $  195
Deferred revenue . . . . . . . . .     845     136
Accrued warranty . . . . . . . . .     752     431
Other accrued liabilities. . . . .   2,758   1,408
                                    ------  ------
                                    $5,104  $2,170
                                    ======  ======

NOTE  5.  CREDIT  AGREEMENTS  AND  FINANCING  ARRANGEMENTS

     In October 1998, Compaq entered into a one-year $1 billion unsecured revolving credit facility to replace a similar facility that expired in September 1998. In addition, Compaq has a five-year, $3 billion revolving credit facility that expires in September 2002. There were no borrowings under these facilities during 1998 or 1997.

     In June 1998, Compaq completed a cash tender offer for Digital debt securities with a fair value of $879 million, including accrued interest. Compaq paid an aggregate of $799 million (including accrued interest) for the notes and debentures tendered. The untendered balance of the notes and debentures is included in other current liabilities.

NOTE  6.  OTHER  INCOME  AND  EXPENSE

     Other  income  and  expense  consisted  of  the  following:

Year ended December 31 (In millions)                  1998      1997      1996
==================================================  ========  ========  ========
Interest and dividend income . . . . . . . . . . .  $  (287)  $  (266)  $  (126)
Interest (income) expense associated with hedging.        9        (4)       (3)
Other interest expense . . . . . . . . . . . . . .      166       168       106
Currency losses, net . . . . . . . . . . . . . . .       16        31        14
Minority interest dividend . . . . . . . . . . . .       19         -         -
Other, net . . . . . . . . . . . . . . . . . . . .        8        48        26
                                                    --------  --------  --------
                                                    $   (69)  $   (23)  $    17
                                                    ========  ========  ========

NOTE  7.  PROVISION  FOR  INCOME  TAXES

     The components of income (loss) before provision for income taxes were as follows:

Year ended December 31 (In millions)     1998      1997    1996
====================================  ==========  ======  ======
Domestic . . . . . . . . . . . . . .  $  (4,782)  $1,789  $  929
Foreign. . . . . . . . . . . . . . .      2,120      969     954
                                      ----------  ------  ------
                                      $  (2,662)  $2,758  $1,883
                                      ==========  ======  ======

     The  provision for income taxes  charged to operations was as follows:

Year ended December 31 (In millions)    1998     1997    1996
====================================  ========  =====  ========
Current tax expense (benefit)
 U.S. federal. . . . . . . . . . . .  $   (92)  $430   $   672
 State and local . . . . . . . . . .       (9)    30        34
 Foreign . . . . . . . . . . . . . .      312    241       238
                                      --------  -----  --------
 Total current . . . . . . . . . . .      211    701       944
                                      --------  -----  --------

Deferred tax expense (benefit)
 U.S. federal. . . . . . . . . . . .     (429)   194      (332)
 State and local . . . . . . . . . .      (11)     2       (19)
 Foreign . . . . . . . . . . . . . .      310      6       (28)
                                      --------  -----  --------
 Total deferred. . . . . . . . . . .     (130)   202      (379)
                                      --------  -----  --------
 Total provision . . . . . . . . . .  $    81   $903   $   565
                                      ========  =====  ========

     The reasons for the differences between income tax expense and amounts calculated using the U.S. statutory rate of 35% were as follows:

Year ended December 31 (In millions)               1998     1997      1996
===============================================  ========  =======  ========
Tax expense (benefit) at U.S. statutory rate. .  $  (932)  $  965   $   659
Foreign tax effect, net . . . . . . . . . . . .      (40)     (88)     (105)
Non-deductible purchased in-process technology.    1,119       73         -
Release of valuation allowance. . . . . . . . .      (77)     (30)       (7)
Other, net. . . . . . . . . . . . . . . . . . .       11      (17)       18
                                                 --------  -------  --------
                                                 $    81   $  903   $   565
                                                 ========  =======  ========

     In connection with the 1998 and 1997 acquisitions, Compaq recorded non-recurring, non-tax-deductible charges for purchased in-process technology of approximately $3.2 billion and $208 million, respectively. In connection with the 1997 Tandem merger, Compaq incurred $44 million of non-recurring, non-tax-deductible merger expenses. The exclusion of these non-taxable charges would result in effective tax rates of 15% and 30% in 1998 and 1997, respectively.

     Compaq benefits from a tax holiday in Singapore which expires in 2001, with a potential extension to August 2004 if certain cumulative investment levels and other conditions are maintained. Compaq has determined that the undistributed earnings of its Singaporean manufacturing subsidiary will be reinvested indefinitely. In addition, Compaq has determined that the preacquisition undistributed earnings of the acquired Digital foreign subsidiaries will be reinvested indefinitely. Undistributed post-acquisition earnings of the Digital subsidiaries are not reinvested indefinitely. As a result of these determinations, no incremental tax is reflected for the earnings of Compaq's Singaporean manufacturing subsidiary or for the pre-acquisition earnings of the Digital subsidiaries. These earnings would become subject to incremental foreign withholding, federal and state income tax if they were actually or deemed to be remitted to the U.S. Compaq estimates an additional tax provision of approximately $2.1 billion would be required if the full amount of approximately $6.0 billion in accumulated earnings were actually or deemed distributed to the U.S.

     Compaq recorded a gross deferred tax asset of approximately $2.8 billion upon the acquisition of Digital. This gross deferred tax asset was reduced by a valuation allowance of $562 million, resulting in a net increase in the deferred tax asset of approximately $2.2 billion. The valuation allowance is principally composed of pre-acquisition tax loss carryforwards and credit carryforwards incurred by Digital which management has determined are more likely than not to expire unused. If it is subsequently determined that a portion of the Digital deferred tax asset to which the valuation allowance relates should be recognized, the tax benefit of such recognition will be allocated to noncurrent intangible assets acquired in the acquisition.

     During 1998 the Company recorded $65 million of other tax loss and credit carryforwards for which a full valuation allowance was provided due to uncertainty surrounding their realizability.

     The valuation allowance was reduced by $77 million to reflect Tandem credit carryforwards which, as a result of the fourth quarter 1998 liquidation of the U.S. Tandem parent company, are now believed more likely than not to be realized. This reduction in the valuation allowance resulted in a tax benefit as a component of the deferred income tax provision.

     Deferred  tax  assets  (liabilities)  are  comprised  of  the  following:

December 31 (In millions)                                                   1998      1997
========================================================================  ========  ========
Property, plant and equipment. . . . . . . . . . . . . . . . . . . . . .  $   144   $     -
Compensation accruals. . . . . . . . . . . . . . . . . . . . . . . . . .      227         -
Restructuring accrual. . . . . . . . . . . . . . . . . . . . . . . . . .      431         -
Post sales support and warranty accruals . . . . . . . . . . . . . . . .      255       154
Receivable allowances. . . . . . . . . . . . . . . . . . . . . . . . . .      349       353
Inventory adjustments. . . . . . . . . . . . . . . . . . . . . . . . . .      182        99
Capitalized research and development costs . . . . . . . . . . . . . . .      679        95
Loss carryforwards . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,300        50
Credit carryforwards . . . . . . . . . . . . . . . . . . . . . . . . . .      411       119
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      441       186
                                                                          --------  --------
    Gross deferred tax assets. . . . . . . . . . . . . . . . . . . . . .    4,419     1,056
                                                                          --------  --------
Difference arising from different tax and financial reporting year ends.        -      (254)
Intangible assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (715)      (64)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (104)      (73)
                                                                          --------  --------
    Gross deferred tax liabilities . . . . . . . . . . . . . . . . . . .     (819)     (391)
                                                                          --------  --------
Deferred tax asset valuation allowance . . . . . . . . . . . . . . . . .     (684)     (134)
                                                                          --------  --------
                                                                          $ 2,916   $   531
                                                                          ========  ========

     Tax loss carryforwards will generally expire between 1999 and 2019. Credit carryforwards will generally expire between 1999 and 2013. U.S. tax laws limit the annual utilization of tax loss and credit carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

NOTE  8.  STOCK  OPTION  PLANS

     Compaq maintains various stock option plans for its employees. Options to employees are generally granted at the fair market value of the common stock at the date of grant and generally vest over four to five years. Options granted to employees under Compaq's stock option plans must be exercised not later than ten years from the date of grant.

     In 1998, Compaq adopted the 1998 Stock Option Plan. Pursuant to the terms of this plan, employees and non-employee directors are eligible to receive options to purchase Compaq common stock. Up to 150 million shares may be issued under this plan and will be drawn from either authorized but previously unissued shares or from treasury shares. Options granted under this plan, except those granted in connection with acquisitions (Note 2), are granted at the fair market value of the common stock at the date of grant. The vesting period and option life for grants to employees are at the discretion of the Board of Directors. The terms for initial grants and annual grants to non-employee directors are described below.

     Compaq also maintains plans under which it offers stock options to non-employee directors. Pursuant to the terms of the plans under which directors are eligible to receive options, each non-employee director is entitled to receive options to purchase common stock upon initial appointment to the Board (initial grants) and upon subsequent reelection to the Board (annual grants). Initial grants are exercisable during the period beginning one year after initial appointment to the Board and ending ten years after the date of grant. Annual grants vest over two years and are exercisable thereafter until the tenth anniversary of the date of grant. Both initial grants and annual grants have an exercise price equal to the fair market value of Compaq's common stock on the date of grant. Additionally, directors may elect to receive stock options in lieu of all or a portion of the annual retainer to be earned. Such options are granted at 50% of the price of Compaq's common stock at the date of grant and are exercisable during the period beginning one year after the grant date and ending ten years after the grant date. The expense resulting from options granted at 50% of the price of Compaq's common stock at the grant date is charged to operations over the vesting period.

At December 31, 1998, there were 374 million shares of common stock reserved by the Board of Directors for issuance under all of Compaq's stock option plans. For all plans, options of 88 million, 71 million and 73 million shares were exercisable at December 31, 1998, 1997 and 1996 with a weighted average exercise price of $11.76, $6.52 and $5.53, respectively. There were 217 million, 64 million and 101 million shares available for grant under the plans at December 31, 1998, 1997 and 1996, respectively.

The following table summarizes activity under the stock option plans for each of the three years ended December 31, 1998:

                                                   Shares                         Weighted Average
                                                In  Millions    Price Per Share   Price Per Share
==============================================  =============  =================  ================
OPTIONS OUTSTANDING, DECEMBER 31, 1995 . . . .           164                      $           5.94
 Options granted . . . . . . . . . . . . . . .            47   $ 4.71  -  $22.39             14.11
 Options lapsed or canceled. . . . . . . . . .           (15)                                 8.61
 Options exercised . . . . . . . . . . . . . .           (33)    0.38  -   13.46              3.50
                                                -------------
OPTIONS OUTSTANDING, DECEMBER 31, 1996 . . . .           163                                  8.53
 Options granted . . . . . . . . . . . . . . .            46     2.55  -   37.38             27.17
 Options lapsed or canceled. . . . . . . . . .            (9)                                11.57
 Options exercised . . . . . . . . . . . . . .           (29)    0.79  -   25.96              6.26
                                                -------------
OPTIONS OUTSTANDING, DECEMBER 31, 1997 . . . .           171                                 13.63
 Options granted in the acquisition of Digital            25      5.94  -  39.23             22.23
 Options granted . . . . . . . . . . . . . . .            13     14.44  -  42.00             33.35
 Options lapsed or canceled. . . . . . . . . .           (16)                                21.84
 Options exercised . . . . . . . . . . . . . .           (36)     1.30  -  39.23             11.39
                                                -------------
OPTIONS OUTSTANDING, DECEMBER 31, 1998 . . . .           157                                 16.37
                                                =============                     ================

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1998:

                             Options Outstanding           Options Exercisable
                   -------------------------------------  ----------------------
                                  Weighted     Weighted                Weighted
                                   Average      Average                 Average
Ranges of            Shares       Remaining    Exercise     Shares     Exercise
Exercise Prices    In Millions  Life in Years    Price    In Millions    Price
=================  ===========  =============  =========  ===========  =========
   under $5.00. .           31            3.3  $    3.16           31  $    3.16
   5.01 to 10.00.           32            6.2       8.81           21       8.66
   10.01 to 15.00           16            6.6      12.26            9      12.26
   15.01 to 20.00           26            7.7      16.26           11      16.57
   20.01 to 25.00            7            7.5      22.82            7      22.85
   25.01 to 30.00           26            8.8      27.97            5      27.98
    over $30.00 .           19            8.5      35.35            4      37.23

     The fair value of the stock options granted in the Digital acquisition was included in the purchase price of Digital. Excluding options issued in the Digital acquisition, the weighted average fair value per share of stock based compensation issued during 1998, 1997 and 1996 was $12.95, $9.74 and $6.55, respectively. The fair value for these options was estimated using the Black-Scholes model with the following weighted average assumptions:

Year ended December 31           1998   1997   1996
===============================  =====  =====  =====
Expected option life (in years)     5      4      5
Risk-free interest rate . . . .   4.6%   6.0%   6.1%
Volatility. . . . . . . . . . .  33.5%  33.3%  44.0%
Dividend yield. . . . . . . . .   0.2%   0.2%     -

     The table that follows summarizes the pro forma effect on net income (loss) if the fair values of stock based compensation had been recognized in the year presented as compensation expense on a straight-line basis over the vesting period of the grant. The following pro forma effect on net income (loss) for the years presented is not representative of the pro forma effect on net income
(loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Year ended December 31 (In millions, except per share amounts)     1998      1997    1996
==============================================================  ==========  ======  ======
Income (loss) before provision for income taxes:
 As reported . . . . . . . . . . . . . . . . . . . . . . . . .    $(2,662)  $2,758  $1,883
 Pro forma . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,832)   2,667   1,835

Net income (loss):
 As reported . . . . . . . . . . . . . . . . . . . . . . . . .     (2,743)   1,855   1,318
 Pro forma . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,854)   1,796   1,287

Diluted earnings (loss) per share:
 As reported . . . . . . . . . . . . . . . . . . . . . . . . .      (1.71)    1.19    0.87
 Pro forma . . . . . . . . . . . . . . . . . . . . . . . . . .      (1.77)    1.15    0.85

NOTE  9.  STOCKHOLDERS'  EQUITY

     Dividends - On December 10, 1998, Compaq announced that the Board of Directors approved a cash dividend of $0.02 per share of common stock, or approximately $34 million, to shareholders of record as of December 31, 1998 to be paid in 1999.

     Treasury Stock - On April 23, 1998, the Board of Directors authorized a systematic common stock repurchase program. Compaq implemented this program in May 1998. Compaq has repurchased approximately 11 million shares through December 31, 1998, for a cost of approximately $384 million under this program. The program was implemented to reduce the dilutive impact of common shares issued under Compaq's equity incentive plans.

NOTE  10.  PENSION  AND  OTHER  BENEFIT  PROGRAMS

     Defined Benefit Pension Plans and Other Postretirement Employee Benefit Plans ("OPEB" plans) - Upon consummation of the Digital acquisition, Compaq assumed certain of Digital's defined benefit pension and OPEB plans. Digital employees who were eligible to participate in the Digital plans at the time of the acquisition continue to be eligible to participate in these plans. Compaq also assumed the OPEB plans that provide medical and dental benefits to Digital's retirees and their eligible dependents in the U.S. and certain other locations.

     Benefits under the defined benefit pension plans are generally based on pay and service. In the U.S., the main plan (which covers only certain ex-Digital employees) is a cash balance plan, under which the benefit is usually paid as a lump sum amount.

     The Company's OPEB plans are funded as costs are incurred. The majority of these plans are contributory, with contributions in many cases adjusted for general inflation or inflation in costs under the plan.

     The Company recorded an additional minimum liability as of December 31, 1998 totaling $55 million ($38 million net of tax) for plans where the accumulated benefit obligation exceeded the fair market value of assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for which the accumulated benefit obligations exceed plan assets approximated $1.1 billion, $994 million and $840 million, respectively. The minimum liability recorded for plans with an overfunded and underfunded status is as follows:

                                                       Underfunded    Overfunded
December 31, 1998 (In millions)                           Plans         Plans       Total
====================================================  =============  ============  =======
Plan status:
 Accrued pension liability . . . . . . . . . . . . .  $        (50)  $         -   $  (50)
 Prepaid pension asset . . . . . . . . . . . . . . .             -            16       16

Minimum liability required . . . . . . . . . . . . .           (76)          (13)     (89)
                                                      -------------  ------------  -------

Minimum pension liability adjustment reflected
   in comprehensive income . . . . . . . . . . . . .           (26)          (29)     (55)
Tax benefit. . . . . . . . . . . . . . . . . . . . .             8             9       17
                                                      -------------  ------------  -------
Minimum liability reflected in comprehensive income
 (loss), net of tax. . . . . . . . . . . . . . . . .  $        (18)  $       (20)  $  (38)
                                                      =============  ============  =======

     Information regarding Compaq's defined benefit and OPEB plans is as follows:

                                                      DEFINED BENEFIT
                                                       PENSION PLANS       OPEB PLANS
   Year ended December 31, 1998 (In millions)          US     FOREIGN     US     FOREIGN
=================================================  ========  ========  ========  =======
Change in benefit obligation
 Benefit obligation at beginning
    of year . . . . . . . . . . . . . . . . . . .  $     -   $     -   $     -   $    -
 Digital acquisition. . . . . . . . . . . . . . .    2,181     1,557       329       15
 Service cost . . . . . . . . . . . . . . . . . .       37        35         4        1
 Interest cost. . . . . . . . . . . . . . . . . .       87        57        13        -
 Plan participants' contributions . . . . . . . .        -         6         2        -
 Actuarial (gain) loss. . . . . . . . . . . . . .       17       122       (14)      (1)
 Benefits paid. . . . . . . . . . . . . . . . . .     (119)      (37)      (14)       -
 Currency loss. . . . . . . . . . . . . . . . . .        -        91         -        -
                                                   --------  --------  --------  -------
   Projected benefit obligation at end of year. .    2,203     1,831       320       15
                                                   --------  --------  --------  -------

Change in plan assets
  Fair value of plan assets at beginning of year.        -         -         -        -
 Plan assets acquired through acquisition
   of Digital . . . . . . . . . . . . . . . . . .    2,346     1,833         -        -
 Actual return on plan assets . . . . . . . . . .      (29)      (99)        -        -
 Employer contribution. . . . . . . . . . . . . .        -         8        12        -
 Plan participants' contributions . . . . . . . .        -         6         2        -
 Benefits paid. . . . . . . . . . . . . . . . . .     (119)      (37)      (14)       -
 Currency gain. . . . . . . . . . . . . . . . . .        -       102         -        -
                                                   --------  --------  --------  -------
 Fair value of plan assets at end of year . . . .    2,198     1,813         -        -
                                                   --------  --------  --------  -------

Funded status . . . . . . . . . . . . . . . . . .       (5)      (18)     (320)     (15)

Unrecognized net actuarial (gain) loss. . . . . .      173       307       (18)      (1)
                                                   --------  --------  --------  -------
 Prepaid (accrued) benefit cost
   (measurement date October 31, 1998). . . . . .      168       289      (338)     (16)
 Contributions after measurement date . . . . . .        -         6         3        -
                                                   --------  --------  --------  -------
 Prepaid (accrued) benefit cost . . . . . . . . .  $   168   $   295   $  (335)  $  (16)
                                                   ========  ========  ========  =======

Amounts included in the Consolidated Balance
    Sheet are comprised of:
 Prepaid benefit cost . . . . . . . . . . . . . .  $   168   $   420   $     -   $    -
 Accrued benefit liability. . . . . . . . . . . .        -      (180)     (335)     (16)
 Accumulated other comprehensive income . . . . .        -        55         -        -
                                                   --------  --------  --------  -------
   Net amount recognized. . . . . . . . . . . . .  $   168   $   295   $  (335)  $  (16)
                                                   ========  ========  ========  =======

                                            DEFINED BENEFIT         OPEB
                                             PENSION PLANS          PLANS
                                            ---------------     --------------
   Year ended December 31, 1998             US     FOREIGN     US     FOREIGN
======================================  ========  ========  ======  =============
Weighted-average assumptions as of
  October 31
 Discount rate . . . . . . . . . . . .     7.00%   5.75  %   7.00%          5.25%
 Expected return on plan assets. . . .     9.00%   7.00  %    N/A           N/A
 Rate of compensation increase . . . .     4.50%   3.25  %    N/A           N/A
 Health care cost trend rate,
   current year. . . . . . . . . . . .      N/A     N/A      5.25%   5.5% to 8.5%
 Health care cost trend rate,
   ultimate year . . . . . . . . . . .      N/A     N/A      4.50%   3.5% to 5.5%
 Trend rate decreases to the ultimate
   rate in the year. . . . . . . . . .      N/A     N/A      2001    2001 to 2003

Components of net periodic benefit
  cost (in millions)
 Service cost. . . . . . . . . . . . .  $    37   $    35   $   4   $          1
 Interest cost . . . . . . . . . . . .       87        57      13              -
 Expected return on plan assets. . . .     (126)      (79)      -              -
 Curtailment (gain). . . . . . . . . .        -        (1)      -              -
                                        --------  --------  ------  -------------
 Net periodic pension cost . . . . . .  $    (2)  $    12   $  17   $          1
                                        ========  ========  ======  =============

     Assumed health care cost trend rates could have an effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

(In millions)                           1% POINT INCREASE    1% POINT DECREASE
-------------------------------------  ------------------  -------------------
Effect on total service and interest
  cost components . . . . . . . . . .  $                4  $               (3)
Effect on postretirement benefit
  obligation. . . . . . . . . . . . .  $               37  $              (32)

     Defined Contribution Plans - Compaq has defined contribution plans under which Compaq makes matching contributions based on employee contributions. These plans are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code of 1986. Contributions are invested at the direction of the employee in one or more funds, including a fund that consists of common stock of Compaq. Amounts charged to expense were $98 million, $48 million and $36 million in 1998, 1997 and 1996, respectively.

     Incentive Compensation Plan - Compaq has an incentive compensation plan for the majority of its employees. Starting in 1998, payments under the plan are based on a uniform percentage of employees' base pay as determined by a matrix using return on invested capital and customer satisfaction results. Prior to 1998, payments were based on 6% of net income from operations, as defined under the previous plan. Payments are made semiannually. Amounts charged to expense were $68 million, $109 million and $76 million in 1998, 1997 and 1996, respectively.

NOTE  11.  DIGITAL  SUMMARIZED  FINANCIAL  INFORMATION  (DIGITAL  STAND-ALONE)

     In 1994, Digital sold to the public 16 million depositary shares under a shelf registration, each representing a one-fourth interest in a share of the Series A Preferred Stock, par value $1.00 per share. Dividends on the Series A Preferred Stock accrue at the annual rate of 8-7/8%, or $36 million per year. The Series A Preferred Stock is not convertible into, or exchangeable for, shares of any other class or classes of Compaq stock. The Series A Preferred Stock is not redeemable prior to April 1, 1999. On or after April 1, 1999, Compaq, at its option, may redeem shares of the Series A Preferred Stock, for cash at the redemption price per share of $100 ($25 per depositary share), plus accrued and unpaid dividends. The redemption is expected to occur on April 1, 1999. Compaq has guaranteed the dividend payments, redemption price and liquidation preference of the Digital Series A Preferred Stock. At December 31, 1998, there were declared and unpaid dividends of $9 million. The minority interest of $422 million on Compaq's Consolidated Balance Sheet represents the fair value of the Series A Preferred Stock as of the date of the Digital acquisition.

     The summarized financial information for Digital and its consolidated subsidiaries on a stand-alone basis is presented below. The financial information for the period subsequent to the acquisition is based on the new basis of accounting reflecting the amounts included in the purchase price allocation resulting from Compaq's acquisition of Digital (see Notes 2 and 3), and is presented in accordance with generally accepted accounting principles. The new basis of accounting adjustments include (i) fair value adjustments to the historical basis of assets and liabilities acquired, (ii) the fair value assigned to intangible assets, including purchased in-process technology and
(iii) accrued restructuring charges. Additionally, the Digital stand-alone financial information includes an allocation of certain costs incurred by Compaq including an allocation of $66 million of (i) costs for administrative functions and services performed on behalf of Digital by centralized staff groups within Compaq, and (ii) Compaq's general corporate expenses. The costs of these functions and services have been allocated to Digital using methods that Compaq management believes are reasonable. Such allocations are not necessarily indicative of the costs that would have been incurred if Digital had been a separate entity.

     Although Digital financial information is presented on a stand-alone basis, the companies are being managed on a consolidated basis. The stand-alone Digital information does not necessarily reflect the results that Digital would have realized had the acquisition not occurred and is not necessarily indicative of the future results of Digital. Separate financial information and other disclosures concerning Digital are deemed by management to not be meaningful to holders of the Series A Preferred Stock.

(In millions)                 NEW BASIS           OLD BASIS
========================  ==================  ==================
                          DECEMBER 26, 1998   DECEMBER 27, 1997
Current assets . . . . .  $            4,781  $            6,428
Non-current assets . . .               6,704               2,365
Current liabilities. . .               4,432               3,487
Non-current liabilities.                 545               1,910
Stockholders' equity . .               6,508               3,396

(In millions)                 NEW BASIS                                     OLD BASIS
======================  =====================      ==============================================================
                         FOR THE PERIOD FROM        FOR THE PERIOD FROM
                            JUNE 12, 1998            DECEMBER 28, 1997                  YEAR ENDED
                               THROUGH                    THROUGH         ---------------------------------------
                          DECEMBER 26, 1998            JUNE 11, 1998      DECEMBER 27, 1997    DECEMBER 28, 1996
                        ---------------------      ---------------------  ------------------  -------------------
Revenue:
 Products. . . . . . .  $              2,898       $              2,650   $            7,228  $            7,562
 Services. . . . . . .                 3,294                      2,731                5,833               6,046
                        ---------------------      ---------------------  ------------------  -------------------
   Total revenue . . .  $              6,192       $              5,381   $           13,061  $           13,608

Gross margin:
 Products. . . . . . .  $              1,027       $                779   $            2,636  $            2,603
 Services. . . . . . .                   981                        834                1,821               1,876
                        ---------------------      ---------------------  ------------------  -------------------
   Total gross margin.  $              2,008       $              1,613   $            4,457  $            4,479

Net income (loss). . .  $             (2,966)(1)   $                (13)  $              275  $             (378)
                        =====================      =====================  ==================  ===================

(1)  Net  loss  includes  $3.2  billion  for  the write-off of purchased in-process technology resulting from
     Compaq's  acquisition  of  Digital.

NOTE  12.  SEGMENT  DATA

     Compaq manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of North America and Europe, Middle East and Africa ("EMEA"). Other operating segments include Japan, Greater China, Asia Pacific and Latin America. Each operating segment provides products and services as further described in Note 1.

     The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1. The Company evaluates the performance of its segments based on segment profit. Segment profit for each segment includes sales and marketing expenses and other overhead charges directly attributable to the segment and excludes certain expenses which are managed outside the reportable segments. Costs excluded from segment profit primarily consist of corporate expenses, including income taxes, as well as other non-recurring charges for purchased in-process technology, restructuring and asset impairment charges and merger-related costs. Corporate expenses are comprised primarily of research and development costs, certain costs related to the Digital integration, corporate marketing costs and other general and administrative expenses which are separately managed. Compaq does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash and cash equivalents, short-term investments, manufacturing facilities and intangible assets. Capital expenditures for long-lived assets are not reported to management by segment and are excluded as presenting such information is not practical.

     Summary information by segment as of and for the years ended December 31, 1998, 1997 and 1996 is as follows:

(In millions)                     1998     1997     1996
===============================  =======  =======  =======
NORTH AMERICA:
 Revenue:
   Products . . . . . . . . . .  $13,411  $13,101  $10,448
   Services . . . . . . . . . .    1,341      168      164
 Gross margin:
   Products . . . . . . . . . .    2,884    3,584    2,783
   Services . . . . . . . . . .      545       36       45
 Segment profit . . . . . . . .    1,666    2,587    2,015

 Interest expense . . . . . . .      124      108       65
 Depreciation and amortization.      100       61       61
 Segment assets . . . . . . . .    3,126    1,924    2,507
-------------------------------  -------  -------  -------

EMEA:
 Revenue:
   Products . . . . . . . . . .  $10,135  $ 7,783  $ 6,398
   Services . . . . . . . . . .    1,794      150      107
 Gross margin:
   Products . . . . . . . . . .    2,667    2,157    1,669
   Services . . . . . . . . . .      530       52       32
 Segment profit . . . . . . . .    1,845    1,484    1,078

 Interest expense . . . . . . .        5        6        2
 Depreciation and amortization.       37       24       44
 Segment assets . . . . . . . .    4,028    1,814    1,950
-------------------------------  -------  -------  -------

OTHER SEGMENTS:
 Revenue:
   Products . . . . . . . . . .  $ 3,720  $ 3,238  $ 2,765
   Services . . . . . . . . . .      768      144      127


 Gross margin:
   Products . . . . . . . . . .      833      820      587
   Services . . . . . . . . . .      231       41       31
 Segment profit . . . . . . . .      339      349      137

 Interest expense . . . . . . .       15       10        8
 Depreciation and amortization.       33       29       27
 Segment assets . . . . . . . .    3,020    1,217    1,173
-------------------------------  -------  -------  -------

     A reconciliation of the Company's segment gross margin, segment profit and segment assets to the corresponding consolidated amounts as of and for the years ended December 31, 1998, 1997 and 1996 is as follows:

(In millions)                                         1998             1997        1996
=================================================  ===========      ==========  ==========
Segment gross margin. . . . . . . . . . . . . . .  $    7,690       $   6,690   $   5,147
Non-segment gross margin. . . . . . . . . . . . .        (501)(1)          61           7
                                                   -----------      ----------  ----------
 Total gross margin . . . . . . . . . . . . . . .  $    7,189       $   6,751   $   5,154
                                                   ===========      ==========  ==========

Segment profit. . . . . . . . . . . . . . . . . .  $    3,850       $   4,420   $   3,230
Corporate expenses, net . . . . . . . . . . . . .      (2,923)         (1,410)     (1,295)
Purchased in-process technology . . . . . . . . .      (3,196)           (208)          -
Restructuring and asset impairment charges. . . .        (393)              -         (52)
Merger-related costs. . . . . . . . . . . . . . .           -             (44)          -
                                                   -----------      ----------  ----------
 Income (loss) before provision for income taxes.  $   (2,662)      $   2,758   $   1,883
                                                   ===========      ==========  ==========

Segment assets. . . . . . . . . . . . . . . . . .  $   10,174       $   4,955   $   5,630
Corporate assets. . . . . . . . . . . . . . . . .      12,877           9,676       6,701
                                                   -----------      ----------  ----------
 Total assets . . . . . . . . . . . . . . . . . .  $   23,051       $  14,631   $  12,331
                                                   ===========      ==========  ==========

(1)    Non-segment gross margin in 1998 primarily related to certain costs incurred by
Digital  manufacturing  operations which were not allocated to the geographic segments for  management  reporting  purposes.

     Revenue and long-lived assets related to operations in the United States and other foreign countries as of and for the years ended December 31, 1998, 1997 and 1996 are as follows:

(In millions)                 1998     1997     1996
===========================  =======  =======  =======
Revenue:
 United States. . . . . . .  $13,981  $12,593  $10,014
 Other foreign countries. .   17,188   11,991    9,995
                             -------  -------  -------
   Total revenue. . . . . .  $31,169  $24,584  $20,009
                             =======  =======  =======

Long-lived assets:
 United States. . . . . . .  $ 5,490  $ 1,693  $ 1,376
 Other foreign countries. .    1,053      921      866
                             -------  -------  -------
   Total long-lived assets.  $ 6,543  $ 2,614  $ 2,242
                             =======  =======  =======

     Additional information regarding revenue by products and services groups is as follows:

Year ended December 31 (In millions)     1998         1997     1996
====================================  ===========    =======  =======
REVENUE:
 Enterprise. . . . . . . . . . . . .  $   10,700     $ 8,660  $ 6,228
 Commercial PC . . . . . . . . . . .      11,621      11,558   10,533
 Consumer PC . . . . . . . . . . . .       4,945       3,904    2,850
 Services. . . . . . . . . . . . . .       3,903(1)      462      398
                                      ----------     -------  -------
   Total . . . . . . . . . . . . . .  $   31,169     $24,584  $20,009
                                      ==========     =======  =======

(1) 1998 services revenue is presented on a management reporting basis and includes $106 million of products revenue.

NOTE 13. COMMITMENTS, CONTINGENCIES, FINANCIAL INSTRUMENTS AND FACTORS THAT MAY AFFECT FUTURE OPERATIONS

Derivative  financial  instruments  and  fair  value  of  financial  instruments

     Compaq primarily utilizes forward contracts and purchased foreign currency options to reduce its exposure to potentially adverse changes in foreign currency exchange rates. Compaq does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

     Compaq's program to reduce currency exposure associated with the net monetary assets of Compaq's international subsidiaries includes agreements to exchange various foreign currencies for U.S. dollars. At December 31, 1998 and 1997, such agreements to sell foreign currencies included forward contracts aggregating $2.7 billion and $1.5 billion, respectively. Generally, gains and losses associated with currency rate changes on these forward contracts are recorded currently to income and are reflected in accounts receivable or other current liabilities in Compaq's balance sheet, while the interest element is recognized over the life of each contract. The amount recorded in the balance sheet approximates the fair value of such contracts at December 31, 1998 and 1997. The maturity dates of the forward contracts which were outstanding at December 31, 1998 ranged from two days to nine months.

     From time to time, Compaq hedges a portion of its anticipated but not firmly committed sales of its international marketing subsidiaries using purchased foreign currency options. Realized and unrealized gains and the net premiums on these options are deferred and recognized as a component of revenue in the same period that the related sales occur. Option contracts aggregating $394 million and $311 million were outstanding at December 31, 1998 and 1997, respectively, related to the hedge of such sales for a nine-month period. The unrealized gains deferred on these contracts were not material. In addition, Compaq frequently utilizes forward contracts to protect Compaq from the effects of currency fluctuations on anticipated but not firmly committed sales which are expected to occur within a three-month period. These forward contracts generally do not extend beyond the end of any quarter or year. Any gains or losses and the interest element on these forward contracts are recognized as a component of sales during each quarter.

     Compaq may, from time to time, hedge commitments for inventory purchases and capital expenditures and other items constituting firm commitments. Any gain or loss, if realized, or cost related to these contracts are recorded as part of inventory or capital items upon acquisition. At December 31, 1998 and 1997, there were no contracts outstanding to hedge commitments for inventory purchases and capital expenditures.

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

     Compaq enters into various other types of financial instruments in the normal course of business. Fair values for certain financial instruments are based on quoted market prices. For other financial instruments, fair values are based on the appropriate pricing models using current market information. The amounts ultimately realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments. Fair values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities reflected in the December 31, 1998 and 1997 consolidated balance sheet approximate carrying value at these dates.

Concentration  of  credit  risk

     Compaq's cash, cash equivalents, short-term investments and accounts receivable are subject to potential credit risk. Compaq's cash management and investment policies restrict investments to low risk, highly-liquid securities and Compaq performs periodic evaluations of the relative credit standing of the financial institutions with which it deals.

     Compaq distributes products primarily through third-party resellers and as a result, maintains individually significant accounts receivable balances from various major resellers. If the financial condition and operations of these resellers deteriorate, Compaq's operating results could be adversely affected. One customer accounted for 8% of sales for 1998 and 9% of accounts receivable at December 31, 1998. During this period, no other customer of Compaq accounted for 3% or more of sales. In 1998, Compaq's five largest resellers represented approximately 19% of Compaq's 1998 sales. The receivable balances from Compaq's five largest resellers represented approximately 16% of accounts receivable at December 31, 1998. Compaq generally has experienced longer accounts receivable cycles in its emerging markets, in particular Asia Pacific and Latin America, when compared to its U.S. and European markets. In the event that accounts receivable cycles in these developing markets lengthen further or one or more of Compaq's larger resellers in these regions fails, Compaq's operating results could be adversely affected.

Contingencies

     Certain of Compaq's resellers finance a portion of their inventories through third-party finance companies. Under the terms of the financing arrangements, Compaq may be required, in limited circumstances, to repurchase certain products from the finance companies. Additionally, Compaq has on occasion guaranteed a portion of certain resellers' outstanding balances with third-party finance companies and financial institutions. Guarantees under these and other arrangements were not significant at December 31, 1998 or 1997.

     Compaq  offers  lease  financing  of  selected  products  to its customers.
Certain sales-type leases are originated by Compaq and either sold on a nonrecourse basis or used as collateral for borrowings from certain third-party financial institutions. Generally, Compaq receives all proceeds at the inception of the lease. The third-party financial institution assumes the credit risk and the administrative responsibility for the collection of the lease receivables. In the event of a default by a lessee, the financial institution's only recourse is generally limited to the collateralized computer equipment. Compaq may be required to use its "best efforts" to remarket the computer equipment.

Factors  that  may  affect  future  operations

     Compaq participates in a highly volatile industry that is characterized by fierce industry-wide competition for market share. Industry participants confront aggressive pricing practices, continually changing customer demand patterns, growing competition from well-capitalized high technology and consumer electronics companies, and rapid technological developments carried out in the midst of legal disputes over intellectual property rights. Compaq's operating results could be adversely affected should Compaq be unable to successfully integrate acquired entities, anticipate customer demand accurately, maintain short design cycles while meeting evolving industry performance standards, manage its product transitions, inventory levels and manufacturing processes efficiently, distribute its products quickly in response to customer demand, differentiate its products from those of its competitors or compete successfully in the markets for its new products.

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

Litigation

     Compaq is subject to legal proceedings and claims which arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on Compaq's consolidated financial position, operating results or cash flows.

     Five class action lawsuits have been consolidated in the United States District Court for the Southern District of Texas, Houston Division. The actions are purported class actions of all persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998, and the named defendants include the Company and certain of its current and former officers and directors. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by, among other things, withholding information and making misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock, and further alleges that certain of the individual defendants sold Compaq common stock at these inflated prices. Lead counsel for the plaintiff has been appointed. The plaintiffs seek monetary damages, interest, costs and expenses. Compaq intends to defend the suits vigorously.

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

Lease  commitments

     Compaq leases certain manufacturing and office facilities and equipment under noncancelable operating leases with terms from one to 30 years. Rent expense for 1998, 1997 and 1996 was $205 million, $135 million and $128 million, respectively.

     Compaq's minimum rental commitments under noncancelable operating leases at December 31, 1998 were approximately $249 million in 1999, $177 million in 2000, $123 million in 2001, $100 million in 2002, $67 million in 2003 and $133 million thereafter.

NOTE  14.  SUBSEQUENT  EVENTS

     In February 1999, Compaq announced the execution of a definitive merger agreement with Zip2 Corporation, the leading provider of Internet platform solutions for media companies and local e-commerce merchants. The aggregate purchase price is anticipated to be approximately $300 million. Completion of the transaction is subject to customary conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

     In January 1999, Compaq announced a cash tender offer for all of the outstanding shares of common stock of Shopping.com, an on-line retailer that offers Internet shoppers an array of consumer products. In February the offer was successfully concluded, with 96% of the shares tendered. Compaq is proceeding with the steps necessary to complete the merger, which is anticipated in March. The aggregate purchase price for Shopping.com is anticipated to be approximately $220 million. Completion of the transaction is subject to certain conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

SELECTED QUARTERLY UNAUDITED FINANCIAL DATA (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS)

     The table below sets forth selected unaudited financial information for each quarter of the last two years.

                                           1ST        2ND        3RD       4TH
(In millions, except per share amounts)  QUARTER    QUARTER    QUARTER   QUARTER
=======================================  ========  ==========  ========  ========
1998
Revenue . . . . . . . . . . . . . . . .  $  5,687  $   5,832   $  8,791  $ 10,859
Gross margin. . . . . . . . . . . . . .     1,023      1,110      2,185     2,871
Net income (loss)(1). . . . . . . . . .        16     (3,632)       115       758
Earnings (loss) per common share(3)
 Basic. . . . . . . . . . . . . . . . .  $   0.01  $   (2.33)  $   0.07  $   0.45
 Diluted. . . . . . . . . . . . . . . .  $   0.01  $   (2.33)  $   0.07  $   0.43

1997
Revenue . . . . . . . . . . . . . . . .  $  5,272  $   5,515   $  6,474  $  7,323
Gross margin. . . . . . . . . . . . . .     1,417      1,537      1,777     2,020
Net income(2) . . . . . . . . . . . . .       414        257        517       667
Earnings per common share(3)
 Basic. . . . . . . . . . . . . . . . .  $   0.28  $    0.17   $   0.34  $   0.44
 Diluted. . . . . . . . . . . . . . . .  $   0.27  $    0.17   $   0.33  $   0.42

(1) Includes a $3.2 billion non-recurring, non-tax-deductible charge in the second quarter of 1998 and a $38 million non-recurring, non-taxable credit in the fourth quarter of 1998 for purchased in-process technology in connection with the Digital acquisition, and a $393 million charge for restructuring and asset impairments in the second quarter of 1998 in connection with the Digital acquisition and the closing of certain Compaq facilities.
(2) Includes a $208 million non-recurring, non-tax-deductible charge for purchased in-process technology in connection with the Microcom acquisition in the second quarter of 1997, and $44 million of expenses related to the Tandem merger in the third quarter of 1997.
(3) Earnings per common share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

PART  III

ITEMS  10  TO  13  INCLUSIVE.

     These items have been omitted in accordance with the general instructions to Form 10-K Annual Report. The Registrant will file with the Commission in March 1999, pursuant to Regulation 14A, a definitive proxy statement that will involve the election of directors. The information required by these items will be included in such proxy statement and are incorporated herein by reference.

PART  IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.

     (a)  The  following  documents  are  filed  as  a  part  of  this  report:

     1.   Financial  Statements:
            Report  of  Independent  Accountants
            Consolidated Balance Sheet at December 31, 1998 and 1997 Consolidated Statement of Income for the three years ended
              December 31, 1998
            Consolidated Statement of Cash Flows for the three years ended
              December 31, 1998
            Consolidated  Statement  of  Stockholders' Equity for the three years ended  December  31,  1998
            Notes  to  Consolidated  Financial  Statements

          Financial  Statement  Schedule:
            For  the  three  years  ended  December  31,  1998
            Schedule  II:  Valuation  and  Qualifying  Accounts

     2.   Exhibits.

     Exhibits identified in parentheses below, on file with the Securities and Exchange Commission are incorporated by reference as exhibits.

EXHIBIT
  NO.                              DESCRIPTION  OF  EXHIBITS
-----                              -------------------------
  3.1  Restated Certificate of Amendment (Exhibit 3.1 to Form 10-K for the year ended
       December 31, 1997 ("1997 Form 10-K").
  3.2  Bylaws (Exhibit No. 3.2 to Form 10-Q for the quarter ended September 30, 1997).
10.1 1982 Stock Option Plan, as amended (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1989 ("1989 Second Quarter Form 10-Q")).
 10.2  1985 Stock Option Plan (Exhibit 10.3 to Form 10-K for the year ended December
       31, 1991 ("1991 Form 10-K")). *
 10.3  1985 Executive and Key Employees Stock Option Plan, as amended (Exhibit 10.3 to
       1989 Second Quarter Form 10-Q). *
 10.4  1985 Nonqualified Stock Option Plan, as amended (Exhibit 10.4 to 1989 Second
       Quarter Form 10-Q). *
 10.5  Forms of Stock Option Agreements relating to Exhibits 10.1 through 10.5 (Exhibit
       10.6 to Form 10-K for the year ended December 31, 1987). *
 10.6  1989 Equity Incentive Plan, as amended (Exhibit 10.6 to 1997 Form 10-K). *
 10.7  Form of Stock Option Notice relating to Exhibit 10.6, as amended (Exhibit 10.7 to
       1996 Form 10-K). *
 10.8  1995 Equity Incentive Plan, as amended (Exhibit 10.8 to 1997 Form 10-K). *
 10.9  Form of Stock Option Notice relating to Exhibit 10.8, as amended (Exhibit 10.9 to
       1996 Form 10-K). *
10.10  Bonus Incentive Plan (Exhibit 10.11 to Form 10-K for the year ended December 31, 1995). *
10.11  Stock Option Plan for Non-Employee Directors, as amended (Exhibit 10.11 to 1997 Form 10-K).*
10.12  Forms of Stock Option Notice relating to Exhibit 10.11 (Exhibit 10.9 to 1996 Form 10-K). *

10.13  Employment Agreement dated as of January 1, 1992 between Compaq and Eckhard
       Pfeiffer (Exhibit 10.15 to 1991 Form 10-K). *
10.14  Form of letter agreement between Compaq and its executive officers (Exhibit 10.16 to 1991 Form 10-K). *
10.15  Deferred Compensation and Supplemental Savings Plan (Exhibit 4.1 to Registration
       Statement No. 333-42375 on Form S-8). *
10.16  First Amendment to Deferred Compensation and Supplemental Savings Plan
       (Exhibit 4.2 to Registration Statement No. 333-42375 on Form S-8). *
10.17  1998 Stock Option Plan (Exhibit 10.20 to Form 10-Q for the quarter ended
       March 31, 1998)*
10.18  1,000,000,000 Credit Agreement dated as of October 2, 1998, among Compaq
       Computer Corporation, the banks signatory thereto and Bank of America National
       Trust and Savings Association, as Administrative Agent (Exhibit 10.21 to Form 10-
       Q for the quarter ended September 30, 1998 ("1998 Third Quarter Form 10-Q")).
10.19  3,000,000,000 Credit Agreement dated as of September 22, 1997, among Compaq
       Computer Corporation, the banks signatory thereto and Bank of America National
       Trust and Savings Association, as Administrative Agent (Exhibit 10.19 to 1997
       Form 10-K).
10.20  Amendment No. 1 to $3,000,000,000 Credit Agreement dated as of October 2, 1998, among Compaq Computer Corporation, the banks signatory thereto and Bank of
       America National Trust and Savings Association, as Administrative Agent (Exhibit
       10.22 to 1998 Third Quarter Form 10-Q).
   21  Subsidiaries.
   23  Consent of PricewaterhouseCoopers LLP, independent accountants.
   27  Financial Data Schedule (EDGAR version only).

     *  Indicates  management  contract  or  compensatory  plan  or  arrangement.

     (b)  Reports  on  Form  8-K.


  (i)  Report on Form 8-K dated October 14, 1998, containing Compaq's news release dated October 14, 1998, with respect to its earnings release for the third quarter of 1998.

 (ii) Report on Form 8-K dated January 11, 1999, containing Compaq's news release dated January 11, 1999, announcing Compaq's agreement to acquire
       Shopping.com, an on-line retailer.

(iii) Report on Form 8-K dated January 21, 1999, containing Compaq's news release dated January 21, 1999, announcing an amendment of Compaq's offer price for shares of Shopping.com.

 (iv) Report on Form 8-K dated January 26, 1999, containing Compaq's news release dated January 26, 1999, announcing the creation of AltaVista Company.

  (v)  Report on Form 8-K dated January 27, 1999, containing Compaq's news release dated January 27, 1999, with respect to its earnings release for the fourth quarter of 1998.

 (vi)  Report on Form 8-K dated February 16, 1999, containing Compaq's news release dated February 16, 1999, announcing Compaq's agreement to acquire Zip2
       Corporation, the leading provider of Internet platform solutions for media and
       Compaq's news release dated February 16, 1999, announcing Compaq's successful conclusion of its tender offer for shares of Shopping.com.

     COMPAQ, the Compaq logo, and AltaVista, Registered in U.S. Patent and Trademark Office. MICROSOFT is a registered trademark of Microsoft Corp.
Other product names mentioned herein may be trademarks or registered trademarks of their respective companies.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February, 1999.

                                   Compaq  Computer  Corporation


                                   By:  /s/  ECKHARD  PFEIFFER
                                        ---------------------------
                                             Eckhard  Pfeiffer, President and
                                             Chief  Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       SIGNATURE                      TITLE                         DATE
       ---------                      -----                         ----


                           President  and  Director         February  23,  1999
/s/  ECKHARD  PFEIFFER    (principal executive officer)
-------------------------
    (Eckhard  Pfeiffer)


                          Senior Vice President             February  23,  1999
                          and Chief Financial Officer
/s/  EARL  L.  MASON      (principal financial officer and
--------------------      principal accounting officer)
    (Earl  L.  Mason)


/s/  Benjamin M. Rosen    Chairman of the                   February  23,  1999
----------------------    Board of Directors
    (Benjamin M. Rosen)


/s/  Lawrence T. Babbio   Director                          February  23,  1999
-----------------------
    (Lawrence T. Babbio)


/s/  Judith L. Craven     Director                          February  23,  1999
-------------------------
    (Judith L. Craven)


/s/  Frank P. Doyle       Director                          February  23,  1999
-------------------------
    (Frank P. Doyle)


/s/  Robert Ted Enloe III Director                          February  23,  1999
-------------------------
   (Robert Ted Enloe, III)

/s/  George H. Heilmeier  Director                          February  23,  1999
-------------------------
    (George H. Heilmeier)


/s/  Peter N. Larson      Director                          February  23,  1999
-------------------------
    (Peter N. Larson)


/s/  Kenneth L. Lay       Director                          February  23,  1999
-------------------------
    (Kenneth L. Lay)


/s/  Thomas J. Perkins    Director                          February  23,  1999
-------------------------
    (Thomas J. Perkins)


/s/  Kenneth Roman        Director                          February  23,  1999
-------------------------
    (Kenneth Roman)


/s/  Lucille S. Salhany   Director                          February  23,  1999
-------------------------
    (Lucille S. Salhany)

                                                        SCHEDULE II

                      COMPAQ COMPUTER CORPORATION
                   VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31 (In millions)       1998     1997     1996
=======================================  ========  =======  =======
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance, beginning of period. . . . . .  $   243   $  247   $  118
Additions due to acquisition. . . . . .      114        -        -
Additions charged to expense. . . . . .       61       19      160
Reductions. . . . . . . . . . . . . . .     (100)     (23)     (31)
                                         --------  -------  -------
Balance, end of period. . . . . . . . .  $   318   $  243   $  247
                                         ========  =======  =======

DEFERRED TAX ASSET VALUATION ALLOWANCE
Balance, beginning of period. . . . . .  $   134   $  121   $  119
Additions due to acquisition. . . . . .      562        -        -
Additions charged to expense. . . . . .       65       43        9
Reductions. . . . . . . . . . . . . . .      (77)     (30)      (7)
                                         --------  -------  -------
Balance, end of period. . . . . . . . .  $   684   $  134   $  121
                                         ========  =======  =======