Form 10-Q
period 1999-03-31
COMPAQ COMPUTER CORP
filed 1999-05-14
CIK 714154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

                              Yes  [ X ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 31, 1999, was approximately 1.7 billion.

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                  COMPAQ COMPUTER CORPORATION
                                  CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)

                                                                        MARCH 31,    DECEMBER 31,
(In millions, except par value). . . . . . . . . . . . . . . . .         1999            1998
-------------------------------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $     3,609  $       4,091
 Accounts receivable, net. . . . . . . . . . . . . . . . . . . .        6,989          6,998
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .        2,149          2,005
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . .        1,556          1,602
 Other current assets. . . . . . . . . . . . . . . . . . . . . .          483            471
                                                                  ------------ --------------

   Total current assets. . . . . . . . . . . . . . . . . . . . .       14,786         15,167
                                                                  -----------  --------------
Property, plant and equipment, less accumulated depreciation . .        2,948          2,902
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .        1,640          1,341
Intangible and other assets. . . . . . . . . . . . . . . . . . .        3,626          3,641
                                                                  ------------ --------------
                                                                  $    23,000  $      23,051
                                                                  ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .  $     4,106  $       4,237
 Income taxes payable. . . . . . . . . . . . . . . . . . . . . .          469            282
 Accrued restructuring costs . . . . . . . . . . . . . . . . . .          895          1,110
 Other current liabilities . . . . . . . . . . . . . . . . . . .        4,908          5,104
                                                                  ------------ --------------
   Total current liabilities . . . . . . . . . . . . . . . . . .       10,378         10,733
                                                                  ------------ --------------
Postretirement and other postemployment benefits . . . . . . . .          542            545
                                                                  ------------ --------------
Minority interest. . . . . . . . . . . . . . . . . . . . . . . .          422            422
                                                                  ------------ --------------
Stockholders' equity:
 Preferred stock, $.01 par value
   (authorized: 10 million shares; issued: none) . . . . . . . .            -               -
 Common stock and capital in excess of $.01 par value
   (authorized: 3 billion shares; issued and outstanding:
   1,706 million and 1,691 million shares at March 31, 1999 and
   1,698 million and 1,687 million shares, at December 31, 1998)        7,469          7,270
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . .        4,699          4,465
 Treasury stock (at cost). . . . . . . . . . . . . . . . . . . .         (510)          (384)
                                                                  ------------ --------------
   Total stockholders' equity. . . . . . . . . . . . . . . . . .       11,658         11,351
                                                                  ------------ --------------
                                                                  $    23,000  $      23,051
                                                                  ============ ==============

                      See accompanying notes to consolidated financial data.

                      COMPAQ COMPUTER CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                              (UNAUDITED)

                                                QUARTER  ENDED
                                                   MARCH 31,
                                              -----------------
(In millions, except per share amounts)        1999      1998
                                              -------  --------
Revenue:
     Products. . . . . . . . . . . . . . . .  $7,819   $ 5,574
     Services. . . . . . . . . . . . . . . .   1,600       113
                                              -------  --------
           Total revenue . . . . . . . . . .   9,419     5,687
                                              -------  --------

Cost of sales:
     Products. . . . . . . . . . . . . . . .   6,007     4,601
     Services. . . . . . . . . . . . . . . .   1,085        63
                                              -------  --------
           Total cost of sales . . . . . . .   7,092     4,664
                                              -------  --------

Selling, general and administrative expense.   1,477       785
Research and development costs . . . . . . .     404       245
Other income and expense, net. . . . . . . .      34       (30)
                                              -------  --------
                                               1,915     1,000
                                              -------  --------

Income before provision for income taxes . .     412        23
Provision for income taxes . . . . . . . . .     131         7
                                              -------  --------
Net income . . . . . . . . . . . . . . . . .  $  281   $    16
                                              =======  ========

Earnings per common share:
 Basic . . . . . . . . . . . . . . . . . . .  $ 0.17  $  0.01
                                              ======  =======
 Diluted . . . . . . . . . . . . . . . . . .  $ 0.16  $  0.01
                                              ======  =======

Shares used in computing earnings per
common share:
 Basic . . . . . . . . . . . . . . . . . . .   1,689    1,523
                                              ======  =======
 Diluted . . . . . . . . . . . . . . . . . .   1,750    1,584
                                              ======  =======

    See accompanying notes to consolidated financial data.


                           COMPAQ COMPUTER CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  QUARTER ENDED
                                                                     MARCH 31,
                                                               ------------------
(In millions)                                                    1999      1998
                                                               --------  --------
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . .  $    281  $     16
   Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization. . . . . . . . . . . . . . .       304       151
   Deferred income taxes. . . . . . . . . . . . . . . . . . .      (130)        -
   Changes in operating assets and liabilities, net of
   effects of purchased business:
     Accounts receivable. . . . . . . . . . . . . . . . . . .        85       119
     Inventories. . . . . . . . . . . . . . . . . . . . . . .      (144)      314
     Other current assets . . . . . . . . . . . . . . . . . .       (12)       (9)
     Accounts payable . . . . . . . . . . . . . . . . . . . . .    (137)      (23)
     Income taxes payable . . . . . . . . . . . . . . . . . . .     187        62
     Accrued restructuring costs. . . . . . . . . . . . . . . .    (215)        -
     Other current liabilities. . . . . . . . . . . . . . . . .    (141)     (195)
                                                               --------  --------
     Net cash provided by operating activities. . . . . . . .        78       435
                                                               --------  --------
Cash flows from investing activities:
 Purchases of property, plant and equipment, net. . . . . . .      (216)     (157)
 Proceeds from sales of short-term investments. . . . . . . .         -       344
 Acquisition of business, net of cash acquired. . . . . . . .      (219)        -
 Other, net . . . . . . . . . . . . . . . . . . . . . . . . .        33       (27)
                                                               --------  --------
     Net cash provided by  investing activities . . . . . . .      (402)      160
                                                               --------  --------
Cash flows from financing activities:
 Purchase of treasury shares. . . . . . . . . . . . . . . . .      (126)        -
 Issuance of common stock pursuant to stock option plans. . .        99        58
 Tax benefit associated with stock options. . . . . . . . . .        68         -
 Dividends paid . . . . . . . . . . . . . . . . . . . . . . .       (34)      (23)
                                                               --------  --------
     Net cash provided by financing activities. . . . . . . .         7        35
                                                               --------  --------
Effect of exchange rate changes on cash and cash equivalents.      (165)       59
                                                               --------  --------
     Net (decrease) increase in cash and cash equivalents . .      (482)      689
Cash and cash equivalents at beginning of period. . . . . . .     4,091     6,418
                                                               --------  --------
Cash and cash equivalents at end of period. . . . . . . . . .  $  3,609  $  7,107
                                                               ========  ========

             See accompanying notes to consolidated financial data.

                           COMPAQ COMPUTER CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL DATA

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

     The accompanying unaudited consolidated financial data for Compaq Computer Corporation ("Compaq") as of March 31, 1999 and December 31, 1998 and for the quarters ended March 31, 1999 and 1998 have been prepared on substantially the same basis as Compaq's annual consolidated financial statements. In Compaq's opinion, the data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. The accompanying unaudited consolidated financial data should be read in conjunction with Compaq's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

     Compaq completed the acquisition of Digital Equipment Corporation in June 1998. This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations and the estimated fair market value of the assets acquired and liabilities assumed were included in Compaq's financial statements from the date of acquisition.

NOTE  2  -  ACQUISITIONS
------------------------

     In February 1999, Compaq completed a cash tender offer for Shopping.com, an on-line retailer that offers Internet shoppers an array of consumer products. The aggregate purchase price of $257 million consisted of $219 million in cash, the issuance of employee stock options with a fair value of $32 million and other acquisition costs. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired business and the estimated fair market values of the acquired assets and liabilities were included in Compaq's financial statements from the date of acquisition. The aggregate purchase price has been preliminarily allocated to the assets and liabilities acquired, consisting primarily of goodwill that is being amortized over a three year period. Pro forma statements of operations reflecting the acquisition of Shopping.com are not shown as they would not differ materially from reported results.

NOTE  3  -  RESTRUCTURING  ACTIONS
----------------------------------

     In June 1998, management approved restructuring plans to integrate the operations of Compaq and Digital. The accrued restructuring costs related to these plans include the cost of involuntary employee separation benefits, consolidation of duplicative facilities, the cost of terminating Digital contractual obligations, and relocation costs of Digital employees. Employee separation benefits include severance, medical and other benefits.
Restructuring costs related to Digital were recorded as a component of the preliminary purchase price allocation and costs related to Compaq were charged to operations.

     The cost of employee separations associated with this restructuring includes separation benefits estimated for approximately 12,400 Digital employees and 5,000 Compaq employees. Employee separations affect the majority of business functions, job classes and geographies, with most of the reductions occurring in North America and Europe. The restructuring plans also included costs associated with the closure of 13.2 million square feet of office, distribution and manufacturing space, principally in North America and Europe. Compaq expects that most of the restructuring actions will be completed by June 1999.

The accrued restructuring costs and amounts charged against the provision as of March 31, 1999, were as follows:

                                    DECEMBER 31,        CASH       MARCH 31,
                                        1998        EXPENDITURES      1999
                                    -------------  --------------  ----------
                                                   (IN MILLIONS)
Employee separations . . . . . . .  $         723  $        (187)  $      536
Facility closure costs . . . . . .            317            (20)         297
Relocation . . . . . . . . . . . .             43             (2)          41
Other exit costs . . . . . . . . .             27             (6)          21
                                    -------------  --------------  ----------
Total accrued restructuring costs.  $       1,110  $        (215)  $      895
                                    =============  ==============  ==========

     The total accrued restructuring cost of $895 million includes amounts for actions that have already been taken, but cash expenditures have not been made. Approximately $200 million of the accrual at March 31, 1999 relates to future cash payments to employees separated prior to March 31, 1999.

     For the quarter ended March 31, 1999, employee separations due to restructuring actions totaled 2,051. The net headcount reduction for the quarter ended March 31, 1999 including attrition and restructuring, offset by hiring, totaled approximately 1,400. Since the date of the Digital acquisition, employee separations due to restructuring actions were 12,593. The net headcount reduction since the date of the Digital acquisition, including attrition and restructuring, offset by hiring, was approximately 14,200.

NOTE  4  -  INVENTORIES
-----------------------

     Inventories  consisted  of  the  following:

                    MARCH 31,   DECEMBER 31,
                       1999         1998
                    ----------  -------------
                         (IN MILLIONS)
 Raw materials . .  $      441  $         404
 Work in progress.         388            403
 Finished goods. .       1,320          1,198
                    ----------  -------------
                    $    2,149  $       2,005
                    ==========  =============

NOTE  5  -  TREASURY  STOCK
---------------------------

     Compaq repurchased approximately three million shares in the quarter ended March 31, 1999, for a cost of approximately $126 million under the systematic stock repurchase program implemented in May 1998.

NOTE  6  -  OTHER  INCOME  AND  EXPENSE
---------------------------------------

     Other  income  and  expense  consisted  of  the  following:

                                    QUARTER ENDED MARCH 31,
                                    -----------------------
                                        1999     1998
                                       -------  -------
                                         (IN MILLIONS)
Interest and dividend income. . . . .  $   (52)  $  (85)
Interest (income) expense associated.        1       (1)
 with hedging
Other interest expense. . . . . . . .       40       40
Currency losses, net. . . . . . . . .       31        4
Minority interest dividend. . . . . .        9        -
Other, net. . . . . . . . . . . . . .        5       12
                                       -------  -------
                                       $    34  $   (30)
                                       =======  ========

NOTE  7  -  COMPREHENSIVE  INCOME
---------------------------------

     Comprehensive income is comprised of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. Compaq's other comprehensive income is comprised primarily of foreign currency translation adjustments from international subsidiaries and adjustments made to recognize additional minimum liabilities associated with the defined benefit pension plans. Cumulative other comprehensive loss for the three months ended March 31, 1999 was $49 million and for the three months ended March 31, 1998 was $21 million. The components of comprehensive income are listed below:

                                QUARTER ENDED MARCH 31,
                                -----------------------
                                    1999     1998
                                   -------  ------
                                    (IN MILLIONS)
Net income. . . . . . . . . . . .  $   281  $   16
Other comprehensive income (loss)      (13)     (3)
                                   -------  ------
Comprehensive income. . . . . . .  $   268  $   13
                                   =======  ======

NOTE  8  -  EARNINGS  PER  COMMON  SHARE
----------------------------------------

     Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Incremental shares of 61 million for the quarters ended March 31, 1999 and 1998 were used in the calculation of diluted earnings per common share.

     Stock options to purchase 36 million shares of common stock for the quarter ended March 31, 1999, and 9 million shares of common stock for the quarter ended March 31, 1998, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares.

NOTE  9  -  SEGMENT  DATA
-------------------------

     Compaq manages its business segments primarily on a geographic basis. Compaq's reportable segments are comprised of North America and Europe, Middle East and Africa (EMEA). Other segments include Japan, Greater China, Asia Pacific and Latin America.

     Compaq evaluates the performance of its segments based on segment profit. Segment profit for each segment includes sales and marketing expenses and other overhead charges directly attributable to the segment and excludes expenses that are managed outside the business segments. Costs excluded from segment profit primarily consist of corporate expenses and income taxes. Corporate expenses include research and development costs, certain costs related to the Digital integration, corporate marketing costs and other general and administrative expenses. Compaq does not include intercompany transfers between segments for management reporting purposes. Services revenue is presented on a management reporting basis and includes $140 million of products revenue that consists primarily of spare parts and third-party product sales.

     Summary  information  by  segment  is  as  follows:

                           QUARTER ENDED
                              MARCH 31,
                          ---------------
(IN MILLIONS)              1999    1998
                          ------  -------
NORTH AMERICA:
   Revenue:
          Products . . .  $3,700  $ 2,744
          Services . . .     602       45
   Gross margin:
          Products . . .     916      210
          Services . . .     249       25
   Segment profit (loss)     710      (68)
-----------------------------------------
EMEA:
   Revenue:
          Products . . .  $2,953  $ 2,144
          Services . . .     815       33
   Gross margin:
          Products . . .     736      519
          Services . . .     252       22
   Segment profit. . . .     602      352
-----------------------------------------
OTHER SEGMENTS:
   Revenue:
          Products . . .  $1,026  $   686
          Services . . .     323       35
   Gross margin:
           Products. . .     235      147
           Services. . .     112        8
   Segment profit. . . .     127       28
-----------------------------------------

     A reconciliation of Compaq's segment gross margin and segment profit to the corresponding consolidated amounts is as follows:

                                                     QUARTER ENDED
                                                       MARCH 31,
                                                ------------------------
(IN MILLIONS)                                      1999           1998
                                                -----------     --------
Segment gross margin . . . . . . . . . . . . .  $    2,500      $   931
Non-segment gross margin . . . . . . . . . . .        (173)(1)       92(1)
                                                -----------     --------
     Total gross margin. . . . . . . . . . . .  $    2,327      $ 1,023
                                                -----------     --------

Segment profit . . . . . . . . . . . . . . . .  $    1,439      $   312
Corporate expenses, net. . . . . . . . . . . .      (1,027)        (289)
                                                -----------     --------
     Income before provision for income taxes.  $      412      $    23
                                                -----------     --------

(1)Non-segment gross margin primarily relates to manufacturing and services amounts not allocated to the geographic segments on a management reporting basis.

NOTE  10  -  LITIGATION
-----------------------

General  Litigation
-------------------

     Compaq is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on Compaq's consolidated financial position, operating results or cash flows.

Class  Action  Litigation
-------------------------

     Compaq is subject to a number of shareholder class action claims. Five purported class action lawsuits of all persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998, have been consolidated in the United States District Court for the Southern District of Texas, Houston Division. The named defendants for these actions include Compaq and some of its current and former officers and directors. The complaints allege that the defendants violated federal securities laws by withholding information and making misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock, and further alleges that a number of individual defendants sold Compaq common stock at these inflated prices. Lead counsel for the plaintiff has been appointed. Plaintiffs filed a consolidated amended complaint on March 16, 1999.

     A number of purported class actions were filed in March and April 1999 against Compaq in the United States District Court for the Southern District of Texas, Houston Division. These actions name Compaq and a number of its current and former executive officers as defendants and are purported to be on behalf of persons who purchased Compaq stock from January 27, 1999 through February 25, 1999, or from January 27, 1999 through April 9, 1999. The actions assert claims under federal securities laws. The complaints allege that defendants inflated the price of Compaq stock by making false and misleading statements about Compaq's revenue and further allege that a number of current and former Compaq officers sold Compaq stock at these inflated prices. The plaintiffs in the above actions seek monetary damages, interest, costs and expenses.

     Several purported class action lawsuits were filed against Digital during 1994 alleging violations of federal securities laws arising from alleged misrepresentations and omissions in connection with Digital's sale of Series A 8-7/8% Cumulative Preferred Stock and Digital's financial results for the quarter ended April 2, 1994. During 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the district of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants' motion to dismiss all three cases in their entirety. On May 7, 1996, the United States Court of Appeals for the First Circuit affirmed in part and reversed in part the dismissal of two of the cases, and remanded for further proceedings. The parties are proceeding with discovery.

     Compaq believes these suits are without merit and intends to defend these suits vigorously.

NOTE  11  -  SUBSEQUENT  EVENTS
-------------------------------

     In April 1999, Compaq completed the acquisition of Zip2 Corporation, a provider of Internet platform solutions for media companies and local e-commerce merchants. Total consideration for the acquisition was approximately $307 million in cash, the issuance of employee stock options and other acquisition costs. The transaction will be accounted for under the purchase method of accounting.

     In April 1999, Digital redeemed its 16 million outstanding depositary shares of Series A 8-7/8% Cumulative Preferred Stock, each representing a one-fourth interest in a share of the Series A 8-7/8% Cumulative Preferred Stock, par value $1.00 per share. The redemption price was $400 million, plus accrued and unpaid dividends of $9 million. The minority interest of $422 million on Compaq's March 31, 1999 Consolidated Balance Sheet represents the fair value of Digital's Series A Preferred Stock as of the date of the Digital acquisition.

     In April 1999, the shareholders approved the Compaq Computer Corporation Employee Stock Purchase Plan (the Plan). Once the Plan is fully implemented, generally all employees will be eligible to participate, although Compaq may impose an eligibility period of up to two years of employment or other eligibility requirements. Compaq plans to begin implementation of the Plan in the first quarter of 2000. Employees who choose to participate will be granted an option to purchase common stock at 85% of market value on the first or last day of the purchase period, whichever is lower. The purchase period may be three months, six months, or other periods as determined by the Plan Committee. The Plan authorizes the issuance, and the purchase by employees, of up to 25 million shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated interim financial statements.

RESULTS  OF  OPERATIONS

     The following table presents, as a percentage of revenue, selected consolidated financial data:

                                          QUARTER ENDED MARCH 31,
                                          -----------------------
                                               1999     1998
                                              -------  -------
Revenue:
 Products. . . . . . . . . . . . . . . . . .    83.0%    98.0%
 Services. . . . . . . . . . . . . . . . . .    17.0      2.0
                                              -------  -------
Total revenue. . . . . . . . . . . . . . . .   100.0    100.0

Cost of sales:
 Products. . . . . . . . . . . . . . . . . .    76.8     82.5
 Services. . . . . . . . . . . . . . . . . .    67.8     55.8
     Total cost of sales. . . . . . . . . .     75.3     82.0

Gross margin:
 Products. . . . . . . . . . . . . . . . . .    23.2     17.5
 Services. . . . . . . . . . . . . . . . . .    32.2     44.2
     Total gross margin . . . . . . . . . .     24.7     18.0

Selling, general and administrative expenses    15.7     13.8
Research and development costs . . . . . . .     4.3      4.3
Other income and expense, net. . . . . . . .     0.3     (0.5)
                                              -------  -------
                                                20.3     17.6
                                              -------  -------
Income before provision for income taxes . .     4.4%     0.4%
                                              =======  =======

OVERVIEW

     Compaq's recent acquisitions have resulted in an expanded and enhanced business model, focused on open industry-standard products, leadership enterprise technology and solutions and a full line of global service offerings. Compaq delivers customer value through standards-based, partner-leveraged computing that features services, support and market-segment focused solutions, particularly in communications, manufacturing and finance. Compaq is a strategic information technology partner to customers of all sizes, providing product offerings that range from handheld devices to powerful failsafe computers.

     The first quarter of 1999 reflects significant growth primarily as a result of the acquisition of Digital. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations and the estimated fair market value of the assets acquired and liabilities assumed were included in Compaq's financial statements from the date of acquisition. The growth in the first quarter of 1999 was lower than expected due to a number of factors as discussed in "Revenue" and "Gross Margin" below. Comparatively, the first quarter of 1998 was negatively impacted by significant price reductions and promotional activities in the North America market place related to commercial products due to lower than expected sales out of the channel and significant competitive pricing conditions.

REVENUE

     Revenue for the first quarter of 1999 increased $3.7 billion or 65.6% over the comparable period in 1998, driven by the acquisition of Digital as well as by growth in previously existing business areas.

     Products revenue for the first quarter of 1999 increased approximately $2.2 billion or 40.3% over the first quarter of 1998. Products revenue in 1999 reflected a growth in worldwide unit sales of 25.5% over the first quarter of 1998. Growth in options revenue was 44.2% in 1999 compared to the first quarter of 1998. The increase in products revenue was primarily due to the acquisition of Digital as well as unit growth achieved in previously existing business areas, offset by increased competitive pricing. Revenue related to the commercial PC business was below internal expectations due to increased competitive pricing. Additionally, revenue in the higher-end enterprise systems was lower than internally expected.

     Products revenue for North America grew $1.0 billion or 34.8% for the first quarter of 1999 over 1998. Products revenue in North America represented 48.2% of total products revenue in the first quarter of 1999 and 49.2% of total products revenue in the first quarter of 1998. Products revenue growth in 1999 primarily related to the acquisition of Digital and growth in industry standard servers, storage and consumer products.

     Products revenue for Europe, Middle East and Africa (EMEA) in the first quarter of 1999 grew $809 million or 37.7% over the first quarter of 1998. Products revenue in EMEA represented 38.5% of total products revenue in the first quarter of 1999 and 38.5% of total products revenue in the first quarter of 1998. Products revenue growth in 1999 was due primarily to the acquisition of Digital and growth in commercial desktops and industry standard servers.

     Services revenue for the first quarter of 1999 increased approximately $1.5 billion over the comparable quarter of 1998 primarily due to the acquisition of Digital. Services revenue for the first quarter of 1998 related primarily to professional services provided by Tandem. On a normalized basis, total services revenue for the quarter ended March 31, 1999 grew by approximately 7% year-over-year. Both customer services and professional services grew for the quarter ended March 31, 1999.

     Services revenue for North America for the first quarter of 1999 grew $557 million over the first quarter of 1998. Services revenue in North America represented 34.6% of total services revenue in the first quarter of 1999 and 39.8% of total services revenue in the first quarter of 1998. Services revenue for EMEA for the first quarter of 1999 grew $782 million over the first quarter of 1998. Services revenue in EMEA represented 46.8% of total services revenue in the first quarter of 1999 and 29.2% of total services revenue in the first quarter of 1998.

GROSS  MARGIN

     Gross margin as a percentage of revenue was 24.7% in the first quarter of 1999, up from 18.0% in the first quarter of 1998. Products gross margin as a percentage of products revenue was 23.2% for the first quarter of 1999 and 17.5% for the first quarter of 1998. The increase in gross margin for the first quarter of 1999 compared to 1998 was due to the 1998 price reductions and additional promotional activities on commercial products taken in North America due to lower than expected sales out of the channel and to respond to competitive pricing conditions. Gross margins in the first quarter of 1999 were below both internal expectations, and the fourth quarter 1998 performance of 26.4%, due to the product revenue shortfall as described in "Revenue" above, increased price competition, and a less favorable mix of higher margin products and options.

     Products gross margin as a percentage of products revenue in North America was 24.8% for the first quarter of 1999 and 7.7% for the first quarter of 1998. Products gross margin as a percentage of products revenue in EMEA was 24.9% for the first quarter of 1999 and 24.2% for the first quarter of 1998.

     Services gross margin as a percentage of services revenue was 32.2% for the first quarter of 1999 and 44.2% for the first quarter of 1998. Services gross margin as a percentage of services revenue in North America was 41.4% for the first quarter of 1999 and 55.6% for the first quarter of 1998. Services gross margin as a percentage of services revenue in EMEA was 30.9% for the first quarter of 1999 and 66.7% for the first quarter of 1998. Services gross margin in 1999 is not comparable to services gross margin in 1998 as a result of the acquisition of Digital.

OPERATING  EXPENSES

     Research and development costs increased $159 million or 64.9% in the first quarter of 1999 as compared to 1998, primarily due to the acquisition of Digital. Research and development costs as a percentage of revenue were 4.3% for both the quarter ended March 31, 1999 and March 31, 1998. Compaq is committed to maintaining a significant level of research and development investment in support of its activities as a full-service enterprise computing company, offering leadership technologies and products for the future.

     Compaq's selling, general and administrative expense increased $692 million or 88.2% in the first quarter of 1999 as compared to 1998. As a percentage of revenue, selling, general and administrative expense was 15.7% in the first quarter of 1999 and 13.8% in the first quarter of 1998. The increase as a percentage of revenue in the first quarter of 1999 over 1998 was primarily due to the acquisition of Digital, which historically maintained higher selling, general and administrative expense as a percentage of revenue, and lower than expected total revenue. In the first quarter of 1999, operating expenses in absolute dollars declined due to the continued implementation of the restructuring plans and realization of synergies for the combined companies.

PURCHASED  IN-PROCESS  TECHNOLOGY

     Upon consummation of the Digital acquisition in June 1998, Compaq expensed approximately $3.2 billion representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

     If these projects are not successfully developed, Compaq's revenue and profitability may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Compaq began to benefit from the purchased in-process technology in late 1998 and is continuously monitoring its development projects. The development efforts related to the majority of the purchased in-process technology projects are progressing in accordance with the assumptions underlying the appraisal. As expected in the normal course of product development, certain projects have experienced delays and other projects are being evaluated due to changes in strategic direction and market conditions, however, these factors are not expected to have a material adverse affect on results of operations and financial condition of future periods.

RESTRUCTURING  ACTIONS

     In June 1998, management approved restructuring plans to integrate the operations of Compaq and Digital. The accrued restructuring costs related to these plans include the cost of involuntary employee separation benefits, consolidation of duplicative facilities, the cost of terminating Digital contractual obligations, and relocation costs of Digital employees. Employee separation benefits include severance, medical and other benefits.
Restructuring costs related to Digital were recorded as a component of the preliminary purchase price allocation and costs related to Compaq were charged to operations.

     The cost of employee separations associated with this restructuring includes separation benefits estimated for approximately 12,400 Digital employees and 5,000 Compaq employees. Employee separations affect the majority of business functions, job classes and geographies, with most of the reductions occurring in North America and Europe. The restructuring plans also included costs associated with the closure of 13.2 million square feet of office, distribution and manufacturing space, principally in North America and Europe. Compaq expects that most of the restructuring actions will be completed by June 1999.

     The accrued restructuring costs and amounts charged against the provision as of March 31, 1999, were as follows:

                                    DECEMBER 31,        CASH       MARCH 31,
                                        1998        EXPENDITURES      1999
                                    -------------  --------------  ----------
                                                   (IN MILLIONS)
Employee separations . . . . . . .  $         723  $        (187)  $      536
Facility closure costs . . . . . .            317            (20)         297
Relocation . . . . . . . . . . . .             43             (2)          41
Other exit costs . . . . . . . . .             27             (6)          21
                                    -------------  --------------  ----------
Total accrued restructuring costs.  $       1,110  $        (215)  $      895
                                    =============  ==============  ==========

     The total accrued restructuring cost of $895 million includes amounts for actions that have already been taken, but cash expenditures have not been made. Approximately $200 million of the accrual at March 31, 1999 relates to future cash payments to employees separated prior to March 31, 1999.

     For the quarter ended March 31, 1999, employee separations due to restructuring actions totaled 2,051. The net headcount reduction for the quarter ended March 31, 1999 including attrition and restructuring, offset by hiring, totaled approximately 1,400. Since the date of the Digital acquisition, employee separations due to restructuring actions were 12,593. The net headcount reduction since the date of the Digital acquisition, including attrition and restructuring, offset by hiring, was approximately 14,200.

OTHER  ITEMS

     Compaq had other expense, net, of $34 million in the first quarter of 1999 and other income, net, of $30 million in the first quarter of 1998. Other expense, net, for the first quarter of 1999 relates to currency losses recognized during the period, particularly Brazil currency devaluations, as well as the inclusion of the minority interest dividend paid to Digital preferred shareholders, and lower interest income.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Compaq's cash and cash equivalents decreased to $3.6 billion at March 31, 1999, from $4.1 billion at December 31, 1998. The decrease in cash and cash equivalents in the first quarter of 1999 was primarily due to cash spent for restructuring activities of $215 million; the closing of the Shopping.com acquisition for approximately $219 million; $126 million in stock repurchases; and cash used for the purchase of property, plant and equipment of $216 million.

     Operating activities provided $78 million in cash in the first quarter of 1999, compared to $435 million provided in the first quarter of 1998. The decrease in cash generated by operating activities in the first quarter 1999 compared to 1998 was primarily due to the increase in inventories, cash payments for accounts payable and cash payments for restructuring activities.

     Accounts receivable were $7.0 billion at December 31, 1998 and March 31, 1999. Days sales outstanding for the quarter increased to 64 days versus 56 days in the prior quarter. The increase in days sales outstanding was largely driven by late quarter sales, with March representing a large percentage of the first quarter 1999 revenues. Inventory levels increased to $2.1 billion at March 31, 1999, compared to $2.0 billion at December 31, 1998, due to lower than internally expected revenue for the quarter ended March 31, 1999. Inventory turns for the first quarter of 1999 decreased to 13.1 versus 15.9 for the fourth quarter of 1998.

     Compaq plans to use available liquidity to develop the purchased in-process technology related to the Digital acquisition into commercially viable products. This primarily consists of planning, designing, prototyping, high-volume manufacturing verification and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Bringing the purchased in-process technology to market also includes developing firmware, diagnostic software, device drives, and testing the technology for compatibility and interoperability with commercially viable products. At March 31, 1999, the estimated costs to be incurred to develop the purchased in-process technology into commercially viable products totaled $3.0 billion in the aggregate through the year 2005 ($270 million in 1999, $570 million in 2000, $610 million in 2001, $590 million in 2002, $540 million in 2003, $320 million in 2004 and $140 million in 2005).

     In April 1999, Compaq used $409 million in cash to redeem the 16 million outstanding depository shares of the Digital Series A 8-7/8% Cumulative
Preferred Stock, plus accrued dividends, and $307 million to complete the acquisition of Zip2 Corporation.

     Future uses of cash during the remainder of 1999 includes cash expenditures for the majority of the planned restructuring activities as discussed above and capital expenditures for land, buildings and equipment, which are estimated to be $700 million.

     Compaq additionally anticipates future spending to support and expand AltaVista Company, a wholly owned subsidiary established to become a leading Internet site for search capabilities, localized information, e-commerce and e-services. Compaq plans to contribute the AltaVista search site and the associated intellectual property, Shopping.com, and Zip2 Corporation to AltaVista Company in addition to cash and other assets.

     Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq from time to time may borrow funds for actual or anticipated funding needs. Compaq has a $1 billion revolving credit facility that expires in October 1999 and a $3 billion revolving credit facility that expires in 2002. Both of these facilities were unused at March 31, 1999. Compaq has also established a $750 million commercial paper program, supported by the $3 billion credit facility, which was unused at March 31, 1999. Additionally, Compaq maintains various uncommitted lines of credit, which totaled approximately $450 million at March 31, 1999. There were no outstanding borrowings against these lines at March 31, 1999. Compaq believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon its needs and market conditions.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

     Compaq participates in a highly volatile industry that is characterized by intense industry-wide competition. Industry participants confront aggressive pricing practices, continually changing customer demand patterns, and rapid technological developments. The cautionary statements below discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

     Competitive environment places pressure on revenue and gross margins. Competition remains intense in the information technology industry with a large number of competitors vying for market share. Competition creates an aggressive pricing environment, which continues to put pressure on revenue and gross margins. Some competitors will accept lower margins on personal computers to gain high-end sales, services business, and financing revenues. Compaq experienced competitive pressures in the first quarter of 1999, which affected its sales and led to sequential reductions in its gross margins. This pressure may continue in the future.

     Transition to direct sales could negatively affect financial results. In recent years the direct sales market for personal computers has grown faster than the indirect market. Compaq sells directly to end users in its enterprise and services businesses and primarily sells through third party resellers in its personal computer business. Direct sales present a more efficient business model particularly when customer contact can be utilized to encourage sales of higher margin products that are in stock. Compaq does not currently have in place processes for order entry, production of individualized units, and direct distribution that can operate efficiently to manage a large portion of its current personal computer sales. Compaq has established a variety of programs designed to achieve these capabilities. The failure to successfully complete these programs in a timely manner could have a material adverse impact on its business. In addition, a transition from indirect sales to greater reliance on direct sales could create a short-term decline in revenues if resellers favor other brands before Compaq achieves full capacity to compete in the direct sector.

     Delays in new systems implementation could hamper operational efficiency. Compaq continues to focus on making business and information management processes more efficient to increase the availability of information to operate its business, increase customer satisfaction, and improve productivity and lower costs. In connection with these efforts, Compaq is moving many of its systems from a legacy environment of proprietary systems to client-server architectures as well as integrating systems from newly acquired businesses. Integrating the systems at Digital and Tandem complicates this process, as does the need to ensure Year 2000 compliance for its systems. (See "Year 2000 compliance requires significant effort" below.) This year is critical to this effort because delays in the transition to new systems could hamper Compaq's efforts to increase its operational efficiency. Further delays in implementing improvements could adversely affect inventory levels, cash and related profitability.

     Market growth estimates depend upon evaluation of Year 2000 impact. Compaq expects the personal computer market to expand in 1999 in line with third-party research organizations' forecasts of revenue growth of 5%. Based on third-party research enterprise market revenue is expected to expand at a growth rate of 8% and the high technology service sector revenue is expected to expand at the rate of 13%. The growth of each of these markets in 1999 will depend in part on customers' response to the Year 2000 transition. Some commentators believe that concerns about Year 2000 will expand demand in the last half of the year, particularly in the small and medium business arena where customers may have delayed implementation of necessary changes. Others believe that concerns about implementing new systems in the face of Year 2000 concerns will slow demand, particularly in fourth quarter sales of high end products to major global customers.

     Integrating recently acquired businesses diverts focus from core businesses. Compaq believes that the acquisition of Digital and other companies will enhance its operating results, but Compaq confronts challenges in synchronizing diverse product roadmaps and business processes and integrating logistics, marketing, product development, services and manufacturing operations to achieve efficiencies. Timing of these decisions is a critical element in Compaq's success. Taking the necessary steps may lead to gaps in short-term performance; delaying action will reduce Compaq's ability to compete effectively because resources and people will be too dispersed to achieve acceptable rates of return. Compaq's high-end business in particular has been affected by integration issues involving customer perception, overlapping product lines and the need to implement appropriate sales force training and incentive plans. Compaq has also made estimates in connection with the value of purchased in-process technology. If these projects are not successfully developed, Compaq's future revenue and profitability may be adversely affected and the value of other intangibles could be reduced. This risk is more fully discussed under "Purchased In-Process Technology."

     CEO search could create uncertainty and employee retention concerns. Compaq is currently searching for a new chief executive officer and the operational role of a chief executive officer is being filled by three non-employee directors serving in a newly created Office of the Chief Executive. While the Office of the Chief Executive is moving quickly to make operational decisions, the absence of a chief executive officer, particularly in combination with the business issues now confronting Compaq, could lead to delays in strategic decision-making as well as employee retention issues that could complicate the timely implementation of operational decisions.

     Quarterly sales cycle makes planning and operational efficiencies difficult. Compaq, like other computer companies, generally sells more products in the third month of each quarter than in the first and second months. This sales pattern places pressure on manufacturing and logistics systems based on internal forecasts and may adversely affect Compaq's ability to predict its financial results accurately. In addition, to rationalize manufacturing utilization, Compaq may build products early in the quarter in anticipation of demand late in the quarter. Developments late in a quarter, such as lower-than-anticipated product demand, a systems failure, or component pricing movements, can adversely impact inventory levels, cash, and related profitability, which is disproportionate to the number of days in the quarter that are affected.

     Government focus on supplier activities could reduce competitive advantage. Participants in the computer industry generally rely on the creation and implementation of technology standards to win the broadest market acceptance for their products. Compaq must successfully manage and participate in the development of standards while continuing to differentiate its products and services in a manner valued by customers. When intellectual property owned by competitors or suppliers becomes accepted as an industry standard, Compaq must obtain a license, purchase components utilizing such technology from the owners of such technology or their licensees, or otherwise acquire rights to use such technology, which could result in increased costs. Compaq believes that it has been successful in obtaining competitive pricing in these efforts and has entered into license agreements with key industry participants, including Microsoft and Texas Instruments. Recently the U.S. government has increased its efforts to ensure that the holders of intellectual property do not utilize their rights in a manner that violates antitrust laws. There can be no assurance that action by the federal government will not impede Compaq's ability to negotiate terms that give it a competitive market advantage in component purchases and under the license agreements that are necessary to operate its business in the future.

     New distribution model in U.S. increases credit risks. Compaq's primary means of distribution is through third-party distributors and resellers. Compaq continually monitors and manages the credit it extends to resellers and attempts to limit credit risks by utilizing risk transfer arrangements and obtaining security interests. Recently resellers have been consolidating in response to changes in the profitability of their businesses. Compaq's business could be adversely affected in the event that the financial condition of third-party computer resellers erodes. Upon the financial failure of a major reseller, Compaq could experience disruptions in distribution as well as a loss associated with the unsecured portion of any outstanding accounts receivable. In May 1999, Compaq began to improve its execution and simplify its business processes by implementing a plan to reduce the number of its U.S. distributors. This reduction concentrates the credit and business risks.

     Doing business in certain locations creates additional risks. Geographic expansion, particularly manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas such as Asia Pacific, Latin America and other emerging markets, subject Compaq to a number of economic and other risks, such as financial instability among resellers in these regions. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular Asia Pacific and Latin America, when compared to U.S. and European markets. Geographic expansion also subjects Compaq to any political and financial instability in the countries into which it expands, including currency devaluation and interest rate fluctuations. Compaq continues to monitor its business operations in these regions and takes various measures to limit risks in these areas.

     Year 2000 compliance requires significant effort. The following disclosure is a Year 2000 readiness disclosure statement under the Year 2000 Readiness and Disclosure Act.

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

     In 1998, substantially all internal information systems and other infrastructure areas including communication systems, building security systems and embedded technologies in areas such as manufacturing processes were identified, assessed, and categorized for Year 2000 readiness as Priority 1, 2 and 3, with 1 being critical, 2 being intermediate and 3 being non-critical with no impact on business operations. Compaq is on schedule for meeting full compliance and expects to be substantially complete with its remediation of Priority 1 and Priority 2 items (with some approved exceptions for both priorities) by June 30, 1999. Compaq expects to be Year 2000 ready worldwide by September 30, 1999. Through the first quarter of 1999, Compaq continued its program, remediating approximately 70% of the total Priority 1 items.

     Compaq is conducting a review of its internal production equipment, procurement suppliers, and key channel partners regarding Year 2000 readiness. Substantially all internal production equipment has been tested and upgraded to achieve a Year 2000 readiness state. Substantially all production suppliers, including strategic OEM's, have been reviewed and risk assessments have now been completed. Reviews of general procurement suppliers will be complete by June 30, 1999. Substantially all suppliers are expected to be Year 2000 ready by June 30, 1999. Compaq will develop supplier contingency plans in the second quarter of 1999 where it believes significant risk exists. Implementation will occur in the third quarter of 1999. Reviews of key channel partners are also expected to be complete by June 30, 1999.

     Compaq is also carrying out major planned enterprise-wide internal system renewal efforts. These planned major enterprise-wide system renewals have been incorporated into the Year 2000 readiness effort. Installations are scheduled through the end of 1999. Based on Compaq's ongoing evaluation of internal information and other systems, and system renewal roll-out schedules, Compaq does not anticipate significant business interruption. However, should business interruption occur, there could be a material adverse impact on future results. With respect to suppliers and distributors, because Compaq's readiness depends upon their cooperation in identifying, disclosing and remediating problems, failures on the part of suppliers and distributors remain a possibility and could have a material adverse impact on future results.

     The costs of the readiness program for products are primarily costs of existing internal resources largely absorbed within existing engineering spending levels. These costs were incurred primarily in 1997 and earlier years and were not broken out from other product engineering costs. No future material product readiness costs are anticipated. The costs of the readiness program for internal information and other systems and suppliers and distributors are a combination of incremental external spending and use of existing internal resources and expertise. Over the life of the internal readiness effort, these costs are estimated to be $120 million, of which approximately 60% has been incurred through March 1999. The costs of implementing enterprise-wide system renewal efforts are not included in this estimate. Milestones and implementation dates and the costs of Compaq's Year 2000 readiness program are subject to change based on new circumstances that may arise or new information becoming available that may change underlying assumptions or requirements.

     Euro conversion implemented. Effective January 1, 1999, 11 of the 15 member countries of the European Union adopted the euro as their common legal currency. Compaq achieved euro product readiness and enabled its internal information systems to conduct electronic transactions in the euro in the first quarter of 1999. We do not believe the costs of euro compliance will be material.

     Tax rate depends upon manufacturing in Singapore. Compaq anticipates a 34% effective tax rate for 1999, with the increase from 1998 due partially to the impact of non-deductible goodwill amortization generated by acquisitions that closed in mid-February and April 1999. Compaq benefits from a tax holiday in Singapore that expires in 2001, with a potential extension to August 2004 if cumulative investment levels and other conditions are maintained. Compaq's tax rate is heavily dependent upon the proportion of earnings that is derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the U.S. If the earnings of this subsidiary as a percentage of Compaq's total were to decline significantly from current levels, or should Compaq's ability to reinvest those earnings be reduced, Compaq's effective tax rate would increase. In addition, should Compaq's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary require significant adjustment due to audits or regulatory changes, Compaq's overall tax rate could increase.

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

ITEM  3.  MARKET  RISKS

     Compaq is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other. It attempts to reduce these risks by utilizing financial instruments, including derivative transactions.

     Compaq uses market valuations and value-at-risk valuation methods to preliminarily assess market risk of its financial instruments and derivative portfolios. It uses software by RiskMetrics to estimate the value-at-risk of its financial instruments and derivative portfolios based on estimates of volatility and correlation of market factors drawn from RiskMetrics data sets for the dates calculated. RiskMetrics defines loss as a reduction in the value of a portfolio in the event of adverse market conditions, using a predetermined confidence interval, over a specified period of time. Compaq included all fixed income investments and foreign exchange contracts in the value-at-risk calculation. The holding period for these instruments varies from two days to nine months. The measured value-at-risk from holding derivative and other financial instruments, using a 95% confidence level and assuming normal market conditions during the period ended March 31, 1999 was immaterial.

     The value of the U.S. dollar affects Compaq's financial results. Changes in exchange rates may positively or negatively affect Compaq's revenues as expressed in U.S. dollars, gross margins, operating expenses, and retained earnings. Compaq engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Using primarily forward exchange contracts, Compaq hedges those assets and liabilities that, when remeasured according to generally accepted accounting principles, impact the income statement. For some markets, Compaq has determined that ongoing hedging of non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. From time to time, Compaq purchases foreign currency option contracts as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated revenues of Compaq's international marketing subsidiaries, with the exception of Latin America and other subsidiaries that reside in countries in which such activity would not be cost effective or local regulations preclude this type of activity. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of Compaq's hedging programs include accuracy of sales forecasts, volatility of the currency markets, and availability of hedging instruments. All currency contracts that are entered into by Compaq are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although Compaq maintains these programs to reduce the impact of changes in currency exchange rates, when the

U.S. dollar sustains a strengthening position against currencies in which Compaq sells products and services or a weakening exchange rate against currencies in which Compaq incurs costs, Compaq's revenues or costs are adversely affected.

                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

General  Litigation
-------------------

     Compaq is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on Compaq's consolidated financial position, operating results or cash flows.

Class  Action  Litigation
-------------------------

     Compaq is subject to a number of shareholder class action claims. Five purported class action lawsuits of all persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998, have been consolidated in the United States District Court for the Southern District of Texas, Houston Division. The named defendants for these actions include Compaq and some of its current and former officers and directors. The complaints allege that the defendants violated federal securities laws by withholding information and making misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock, and further alleges that a number of individual defendants sold Compaq common stock at these inflated prices. Lead counsel for the plaintiff has been appointed. Plaintiffs filed a consolidated amended complaint on March 16, 1999.

     A number of purported class actions were filed in March and April 1999 against Compaq in the United States District Court for the Southern District of Texas, Houston Division. These actions name Compaq and a number of its current and former executive officers as defendants and are purported to be on behalf of persons who purchased Compaq stock from January 27, 1999 through February 25, 1999, or from January 27, 1999 through April 9, 1999. The actions assert claims under federal securities laws. The complaints allege that defendants inflated the price of Compaq stock by making false and misleading statements about Compaq's sales and further allege that a number of current and former Compaq officers sold Compaq stock at these inflated prices. The plaintiffs in the above actions seek monetary damages, interest, costs and expenses.

     Several purported class action lawsuits were filed against Digital during 1994 alleging violations of federal securities laws arising from alleged misrepresentations and omissions in connection with Digital's sale of Series A 8-7/8% Cumulative Preferred Stock and Digital's financial results for the quarter ended April 2, 1994. During 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the district of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants' motion to dismiss all three cases in their entirety. On May 7, 1996, the United States Court of Appeals for the First Circuit affirmed in part and reversed in part the dismissal of two of the cases, and remanded for further proceedings. The parties are proceeding with discovery.

     Compaq believes these suits are without merit and intends to defend these suits vigorously.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of security holders during the first quarter of 1999. At the annual meeting of stockholders of Compaq on April 22, 1999, the stockholders voted on two proposals. The first was a proposal to elect Benjamin M. Rosen, Lawrence T. Babbio, Jr., Judith L. Craven, Frank P. Doyle, Robert Ted Enloe, III, George H. Heilmeier, Peter N. Larson, Kenneth L. Lay, Thomas J. Perkins, Kenneth Roman and Lucille S. Salhany as directors of Compaq. The following table sets forth the votes in such election:

Director                   Votes For    Votes Against or Withheld
-----------------------  -------------  -------------------------
Benjamin M. Rosen . . .  1,432,191,244                 12,103,130

Lawrence T. Babbio, Jr.  1,432,653,750                 11,640,624

Judith L. Craven. . . .  1,431,148,436                 13,145,938

Frank P. Doyle. . . . .  1,432,108,981                 12,185,393

Robert Ted Enloe, III .  1,432,284,036                 12,010,338

George H. Heilmeier . .  1,432,534,382                 11,759,992

Peter N. Larson . . . .  1,432,529,838                 11,764,536

Kenneth L. Lay. . . . .  1,432,431,330                 11,863,044

Thomas J. Perkins . . .  1,432,301,567                 11,992,807

Kenneth Roman . . . . .  1,432,182,559                 12,111,815

Lucille S. Salhany. . .  1,432,411,416                 11,882,958

     The shareholders also voted on a proposal to approve the Compaq Employee Stock Purchase Plan. The following table sets forth the votes in such election:

Number of Shares:. .  1,444,294,374

    Voted For. . . .  1,372,605,527

    Withheld . . . .     66,209,770

    Abstentions. . .      5,477,677

    Broker Non-Votes          1,400

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibit  No.     Description

        3.2              Bylaws

        27               EDGAR  financial  data  schedule

        10.21            Employee  Stock  Purchase  Plan

(b)     Reports  on  Form  8-K

   (i) Report on Form 8-K dated January 11, 1999, containing Compaq's news release dated January 11, 1999, announcing Compaq's agreement to acquire Shopping.com, an on-line retailer
   (ii) Report on Form 8-K dated January 21, 1999, containing Compaq's news release dated January 21, 1999, announcing an amendment of Compaq's offer price for shares of Shopping.com
   (iii) Report on Form 8-K dated January 26, 1999, containing Compaq's news release dated January 26, 1999, announcing the creation of AltaVista Company
   (iv) Report on Form 8-K dated January 27, 1999, containing Compaq's news release dated January 27, 1999, with respect to its earnings release for the fourth quarter of 1998
   (v) Report on Form 8-K dated February 16, 1999, containing Compaq's news release dated February 16, 1999, announcing Compaq's agreement to acquire Zip2 Corporation, a provider of Internet platform solutions for media companies and local e-commerce merchants and containing Compaq's news release dated February 16, 1999, announcing that approximately 95.91 percent of the outstanding shares of common stock of Shopping.com had been tendered in response to Compaq's tender offer that closed on February 12, 1999
   (vi) Report on Form 8-K dated March 9, 1999, containing Compaq's news release dated March 9, 1999, announcing the acquisition of Shopping.com
   (vii) Report on Form 8-K dated April 5, 1999, containing Compaq's news release dated April 5, 1999, announcing the completion of the acquisition of Zip2 Corporation

   (viii) Report on Form 8-K dated April 9, 1999, containing Compaq's news release dated April 9, 1999, announcing that based upon a $9.4 billion revenue estimate and a less than favorable sales mix, Compaq expected to report a profit of approximately $.15 per share for the quarter ended March 31, 1999
   (ix) Report on Form 8-K dated April 18, 1999, containing Compaq's news release dated April 18, 1999, announcing the resignations of Chief Executive Officer, Eckhard Pfeiffer and Chief Financial Officer, Earl Mason and the formation of an Office of the Chief Executive to oversee the day-to-day running of Compaq's operations
   (x) Report on Form 8-K dated April 21, 1999, containing Compaq's news release dated April 21, 1999, with respect to its earnings release for first quarter 1999
   (xi) Report on Form 8-K dated May 11, 1999, containing Compaq's news release dated May 11, 1999 announcing the resignation of an executive officer

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May  14,  1999                COMPAQ  COMPUTER  CORPORATION


                              /s/  Ben  K.  Wells
                              ---------------------------------------------
                              Ben K. Wells, Acting Chief Financial Officer
                              and  Vice  President,  Corporate Treasurer
                              (as authorized officer and as acting principal financial officer)