Form 10-Q
period 1999-06-30
COMPAQ COMPUTER CORP
filed 1999-08-13
CIK 714154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



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

                              Yes  [ X ]   No  [   ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of June 30, 1999, was approximately 1.7 billion.

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                  COMPAQ COMPUTER CORPORATION
                                   CONSOLIDATED BALANCE SHEET
                                          (UNAUDITED)




                                                                      JUNE 30,    DECEMBER 31,
(In millions, except par value)                                         1999          1998
===============================================================================================
ASSETS

Current assets:
   Cash and cash equivalents                                         $    2,855  $        4,091
   Accounts receivable, net                                               6,556           6,998
   Inventories                                                            2,224           2,005
   Deferred income taxes                                                  1,382           1,602
   Other current assets                                                     451             471
                                                                     ----------  --------------
        Total current assets                                             13,468          15,167
Property, plant and equipment, less accumulated depreciation              3,018           2,902
Deferred income taxes                                                     1,762           1,341
Intangible and other assets                                               4,177           3,641
                                                                     ----------  --------------
                                                                     $   22,425  $       23,051
                                                                     ==========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                  $    4,152  $        4,237
   Income taxes payable                                                     385             282
   Accrued restructuring costs                                              713           1,110
   Other current liabilities                                              5,126           5,104
                                                                     ----------  --------------
        Total current liabilities                                        10,376          10,733
                                                                     ----------  --------------
Postretirement and other postemployment benefits                            524             545
                                                                     ----------  --------------
Minority interest                                                             -             422
                                                                     ----------  --------------
Stockholders' equity:
    Preferred stock, $.01 par value
       (authorized: 10 million shares; issued: none)                          -               -
    Common stock and capital in excess of $.01 par value
       (authorized: 3 billion shares; issued and outstanding:
       1,709 million and 1,693 million shares at June 30, 1999 and
       1,698 million and 1,687 million shares at December 31, 1998)       7,520           7,270
    Retained earnings                                                     4,552           4,501
    Accumulated comprehensive income (loss)                                   5            (36)
    Treasury stock (at cost)                                              (552)           (384)
                                                                     ----------  --------------
       Total stockholders' equity                                        11,525          11,351
                                                                     ----------  --------------
                                                                     $   22,425  $       23,051
                                                                     ==========  ==============

             See accompanying notes to consolidated financial data.

                                 COMPAQ COMPUTER CORPORATION
                              CONSOLIDATED STATEMENT OF INCOME
                                         (UNAUDITED)



                                                   SIX MONTHS ENDED         QUARTER ENDED
                                                        JUNE 30,              JUNE 30,
                                                  --------------------  --------------------
(In millions, except per share amounts)            1999       1998         1999       1998
============================================================================================


Revenue:
    Products                                      $15,600  $  10,947   $   7,781  $   5,372
    Services                                        3,239        572       1,639        460
                                                  -------  -----------  ---------  ---------
        Total revenue                              18,839     11,519       9,420      5,832
                                                  -------  -----------  ---------  ---------

Cost of sales:
    Products                                       12,338      9,007       6,331      4,406
    Services                                        2,238        379       1,153        316
                                                  -------  -----------  ---------  ---------
        Total cost of sales                        14,576      9,386       7,484      4,722
                                                  -------  -----------  ---------  ---------


Selling, general and administrative expense         3,209      1,836       1,732      1,051
Research and development costs                        870        494         466        249
Purchased in-process technology                         -      3,234           -      3,234
Restructuring and asset impairment charges              -        393           -        393
Other income and expense, net                          42        (74)          8        (44)
                                                  -------  -----------  ---------  ---------
                                                    4,121      5,883       2,206      4,883
                                                  -------  -----------  ---------  ---------
Income (loss) before provision for income taxes       142     (3,750)       (270)    (3,773)
Provision (benefit) for income taxes                   45       (134)        (86)      (141)
                                                  -------  -----------  ---------  ---------
Net income (loss)                                 $    97  $  (3,616)  $    (184)  $ (3,632)
                                                  =======  ==========  =========  ==========


Earnings (loss) per common share:
          Basic                                   $  0.07  $ (2.35  )  $(0.10  )  $ (2.33  )
                                                  =======  ==========  =========  ==========
          Diluted                                 $  0.07  $ (2.35  )  $(0.10  )  $ (2.33  )
                                                  =======  ==========  =========  ==========


Shares used in computing earnings (loss) per
    common share:
          Basic                                     1,691       1,539      1,693       1,556
                                                  =======  ==========  =========  ==========
          Diluted                                   1,741       1,539      1,693       1,556
                                                  =======  ==========  =========  ==========

             See accompanying notes to consolidated financial data.

                             COMPAQ COMPUTER CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)



                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               ----------------------
(In millions)                                                     1999        1998
=====================================================================================
Cash flows from operating activities:
   Net income  (loss)                                          $      97  $  (3,616)
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                     728         272
   Purchased in-process technology                                     -       3,234
   Restructuring and asset impairment charges                          -         393
   Deferred income taxes                                            (281)          -
   Gain on sale of  assets                                           (26)          -
   Changes in operating assets and liabilities, net of
   effects of purchased businesses:
     Accounts receivable                                             306        (221)
     Inventories                                                    (227)        644
     Other current assets                                             22          17
     Accounts payable                                                (92)         (9)
     Income taxes payable                                            103        (128)
     Accrued restructuring costs                                    (397)        (10)
     Other current liabilities                                        79         (43)
                                                               -----------  ---------
     Net cash provided by operating activities                       312         533
                                                               -----------  ---------
Cash flows from investing activities:
 Purchases of property, plant and equipment, net                    (507)       (257)
 Proceeds from sales of short-term investments                         -         344
 Acquisition of businesses, net of cash acquired                    (514)     (1,413)
 Proceeds from sale of assets                                         70           -
 Issuance of note receivable                                        (225)          -
 Other, net                                                           39        (314)
                                                               -----------  ---------
     Net cash used in investing activities                        (1,137)     (1,640)
                                                               -----------  ---------
Cash flows from financing activities:
 Payments to retire Digital preferred stock                         (400)          -
 Payments to retire debt                                               -        (788)
 Purchase of treasury shares                                        (168)        (26)
 Issuance of common stock pursuant to stock option plans             124          94
 Tax benefit associated with stock options                            94           -
 Dividends paid                                                      (68)        (46)
                                                               -----------  ---------
   Net cash used in financing activities                           (418)        (766)
                                                               -----------  ---------
Effect of exchange rate changes on cash and cash equivalents           7          51
                                                               ---------  ----------
 Net decrease in cash and cash equivalents                       (1,236)      (1,822)
Cash and cash equivalents at beginning of period                   4,091       6,418
                                                               -----------  ---------
Cash and cash equivalents at end of period                     $   2,855    $  4,596
                                                               ===========  =========

             See accompanying notes to consolidated financial data.

                           COMPAQ COMPUTER CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL DATA

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

     The accompanying unaudited consolidated financial data for Compaq Computer Corporation as of June 30, 1999 and December 31, 1998 and for the three month and six month periods ended June 30, 1999 and 1998 have been prepared on substantially the same basis as Compaq's annual consolidated financial statements. In Compaq's opinion, the data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. The accompanying unaudited consolidated financial data should be read in conjunction with Compaq's Annual Report on Form 10-K for the year ended December 31, 1998.

     Compaq completed the acquisition of Digital Equipment Corporation in June 1998, the acquisition of Shopping.com in February 1999, and the acquisition of Zip2 Corporation in April 1999. These acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations and the estimated fair market value of the assets acquired and liabilities assumed were included in Compaq's financial statements from the dates of acquisition.

NOTE  2  -  ACQUISITIONS  AND  DIVESTITURES
-------------------------------------------

     In June 1999, Compaq entered into an agreement to exchange the majority portion of its ownership in the AltaVista business and two subsidiaries, Shopping.com and Zip2 for stock and a note of CMGI. Compaq will retain 18.5% Equity ownership (17% on a fully diluted basis) in AltaVista. In return, Compaq will receive 19 million CMGI common shares and CMGI preferred shares convertible into 1.8 million CMGI common shares, which combined, would represent a 17.9% equity stake (16.4% on a fully diluted basis) in CMGI. In addition, CMGI will issue a $220 million three-year note to Compaq, bringing total consideration for CMGI's 81.5% ownership in the AltaVista business to approximately $2.3 billion based upon the price of CMGI stock at the date of the agreement. The agreement, subject to normal regulatory approvals, is binding on both parties and does not require shareholder approval for the closing. The transaction is expected to be completed in the third quarter of 1999. The net assets of these operations approximates $750 million, consisting primarily of goodwill. Compaq expects to recognize a significant one-time gain on this transaction in the third quarter. The amount of the gain will be dependent on the value of the CMGI shares on the date the transaction is consummated.

     In April 1999, Compaq completed a cash tender offer for Zip2, a provider of Internet platform solutions for media companies and local e-commerce merchants. The aggregate purchase price of $341 million consisted of $307 million in cash, the issuance of employee stock options to purchase AltaVista stock with a fair value of $28 million and other acquisition costs. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed, consisting primarily of goodwill in the amount of $349 million that is being amortized over a three year period. Pro forma statements of operations reflecting the acquisition of Zip2 are not shown as they would not differ materially from reported results.

     In February 1999, Compaq completed a cash tender offer for Shopping.com, an on-line retailer that offers Internet shoppers an array of consumer products. The aggregate purchase price of $257 million consisted of $219 million in cash, the issuance of employee stock options with a fair value of $32 million and other acquisition costs. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed, consisting primarily of goodwill in the amount of $288 million that is being amortized over a three year period. Pro forma statements of operations reflecting the acquisition of Shopping.com are not shown as they would not differ materially from reported results.

     In June 1999, Compaq sold certain network switching assets. Total cash proceeds were $70 million and Compaq realized a pretax gain on the sale of $26 million, recorded as other income. The assets sold consisted of property, plant and equipment, and intangibles.

     In June 1999, Compaq Financial Services ("CFS"), a wholly-owned subsidiary of Compaq, issued notes receivable in the amount of $225 million to leasing companies in which CFS has a joint 50% ownership interest. Additionally, CFS entered into an agreement to acquire the remaining 50% interest of its joint venture partner. The agreement is subject to regulatory approval. The transaction is expected to be completed during the third quarter.

NOTE  3  -  RESTRUCTURING  ACTIONS
----------------------------------

     In June 1999, Compaq announced it expects to take a substantial restructuring charge in the third quarter. This charge is associated with the realignment of the organization to better meet customer needs and achieve cost structures appropriate to the target markets. The plans are being developed and are expected to be completed in the third quarter. The expected charge is estimated to range from $700 million to $900 million, which will include a headcount reduction of approximately 6,000 to 8,000 employees and some related facility closings.

     In June 1998, management approved restructuring plans to integrate the operations of Compaq and Digital. The accrued restructuring costs related to these plans include the cost of involuntary employee separation benefits, consolidation of duplicative facilities, the cost of terminating Digital contractual obligations and relocation costs of Digital employees. Employee separation benefits include severance, medical and other benefits. Restructuring costs related to Digital were recorded as a component of the purchase price allocation and costs related to Compaq were charged to operations.

     The cost of employee separations associated with the June 1998 restructuring plan included separation benefits estimated for approximately 12,400 Digital employees and 5,000 Compaq employees. Employee separations included the majority of business functions, job classes and geographies, with most of the reductions occurring in North America and Europe. The restructuring plans also included costs associated with the closure of 13.2 million square feet of office, distribution and manufacturing space, principally in North America and Europe. Compaq has completed most of the actions related to the restructuring plans. Compaq believes the remaining reserve is sufficient to complete the remaining actions under the plan.

     The accrued restructuring costs and amounts charged against the provision as of June 30, 1999, are as follows:

                                         DECEMBER 31,          CASH        JUNE 30,
                                             1998           EXPENDITURES     1999
                                      ------------------  --------------  ---------
                                                          (IN MILLIONS)
Employee separations                  $              723  $        (336)  $     387
Facility closure costs                               317            (45)        272
Relocation                                            43             (6)         37
Other exit costs                                      27            (10)         17
                                      ------------------  --------------  ---------
   Total accrued restructuring costs  $            1,110  $        (397)  $     713
                                      ==================  ==============  =========

     The total accrued restructuring cost of $713 million at June 30, 1999 includes amounts for actions that have already been taken, but for which cash expenditures have not yet been made. Approximately $200 million of the accrual at June 30, 1999 relates to future cash payments to employees separated prior to June 30, 1999.

     For the six months ended June 30, 1999, employee separations due to restructuring actions totaled 3,850. The net headcount reduction for the six months ended June 30, 1999, including attrition and restructuring, offset by hiring, totaled approximately 1,800. Since the date of the Digital acquisition, employee separations due to restructuring actions were 14,400. The net headcount reduction since the date of the Digital acquisition, including attrition and restructuring, offset by hiring, was approximately 14,500.

NOTE  4  -  INVENTORIES
-----------------------

     Inventories  consisted  of  the  following:

                   JUNE 30,   DECEMBER 31,
                     1999         1998
                   ---------  -------------
                       (IN MILLIONS)
 Raw materials     $     469  $         404
 Work in progress        454            403
 Finished goods        1,301          1,198
                   ---------  -------------
                   $   2,224  $       2,005
                   =========  =============

NOTE  5  -  MARKETABLE  EQUITY  INVESTMENTS
-------------------------------------------

     Compaq holds certain minority equity investments in companies having operations or technology in areas within Compaq's strategic focus. At June 30, 1999, certain of the minority equity investments are classified as available for sale securities. The fair value of these investments at June 30, 1999 was $109 million. The unrealized gain on the investments was approximately $99 million ($65 million, net of tax).

NOTE  6  -  REDEMPTION  OF  DIGITAL  PREFERRED  STOCK
-----------------------------------------------------

     In April 1999, Compaq redeemed four million outstanding shares of the Digital Series A 8-7/8% Cumulative Preferred Stock, par value $1.00 per share. The redemption price was $400 million, plus accrued and unpaid dividends of $9 million. Compaq realized a gain of $22 million on the redemption that was recorded directly to retained earnings.

NOTE  7  -  TREASURY  STOCK
---------------------------

     Compaq repurchased approximately five million common shares in the six months ended June 30, 1999 for a cost of approximately $168 million under a systematic stock repurchase program.

NOTE  8  -  OTHER  INCOME  AND  EXPENSE
---------------------------------------

     Other  income  and  expense  consisted  of  the  following:

                               SIX MONTHS ENDED   QUARTER ENDED
                                   JUNE 30,          JUNE 30,
                              -----------------  ----------------
                               1999      1998     1999     1998
                              -------  --------  -------  -------
                                (IN MILLIONS)     (IN MILLIONS)
Interest and dividend income  $  (84)  $  (171)  $  (32)  $  (86)
Interest expense associated         5        2        4        3
 with hedging
Other interest expense             70       75       30       35
Currency (gains) losses, net       34       (2)       3       (6)
Minority interest dividend          9        1        -        1
Other, net                          8       21        3        9
                              -------  --------  -------  -------
                              $    42  $   (74)  $    8  $   (44)
                              =======  ========  =======  =======

NOTE  9  -  COMPREHENSIVE  INCOME
---------------------------------

     Comprehensive income is comprised of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. The components of comprehensive income, net of tax, are listed below:

                                      SIX MONTHS ENDED       QUARTER ENDED
                                           JUNE 30,             JUNE 30,
                                     -------------------  --------------------
                                      1999       1998       1999       1998
                                     -------  ----------  --------  ----------
                                         (IN MILLIONS)     (IN MILLIONS)
Net income (loss)                    $   97   $  (3,616)  $  (184)  $  (3,632)
Other comprehensive income (loss):
  Foreign currency translations         (24)         (5)      (11)         (2)
  Unrealized gains on investments        65           -        65           -
                                     -------  ----------  --------  ----------
Comprehensive income (loss)          $  138   $  (3,621)  $  (130)  $  (3,634)
                                     =======  ==========  ========  ==========

NOTE  10  -  EARNINGS  PER  COMMON  SHARE
-----------------------------------------

     Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Incremental shares of 39 million were not used in the calculation of diluted loss per share for the three months ended June 30, 1999 due to their antidilutive effect. Incremental shares of 50 million were used in the calculation of diluted earnings per share for the six months ended June 30, 1999. Incremental shares of 59 million and 60 million were not used in the calculation of diluted loss per share for the three and six months ended June 30, 1998, respectively, due to their antidilutive effect.

     Stock options to purchase 47 million and 11 million shares of common stock for the six month periods and 75 million and 13 million shares of common stock for the three month periods ended June 30, 1999 and 1998, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares.

     The gain of $22 million realized on the redemption of the Digital preferred stock has been recorded directly to retained earnings. In accordance with Generally Accepted Accounting Principles, such gain was added to net income in the calculation of earnings per share.

     The following table illustrates the calculation of earnings per common share:

                                                              SIX MONTHS ENDED       QUARTER ENDED
                                                                  JUNE 30,              JUNE 30,
                                                             ------------------  ---------------------
                                                              1999      1998       1999        1998
                                                             ------  ----------  ---------  ----------
                                                                (IN MILLIONS)       (IN MILLIONS)
Net income (loss)                                            $   97  $  (3,616)  $   (184)  $  (3,632)
Plus:  Gain on redemption of preferred stock
                                                                 22          -         22           -
                                                             ------  ----------  ---------  ----------
Net income (loss) available to common shareholders
                                                             $  119  $  (3,616)  $   (162)  $  (3,632)
                                                             ======  ==========  =========  ==========
Shares used in computing earnings (loss) per common share:
  Basic                                                       1,691      1,539      1,693       1,556
                                                             ======  ==========  =========  ==========
  Diluted                                                     1,741      1,539      1,693       1,556
                                                             ======  ==========  =========  ==========

Earnings (loss) per common share:
  Basic                                                      $ 0.07  $   (2.35)  $  (0.10)  $   (2.33)
                                                             ======  ==========  =========  ==========
  Diluted                                                    $ 0.07  $   (2.35)  $  (0.10)  $   (2.33)
                                                             ======  ==========  =========  ==========

NOTE  11  -  SEGMENT  DATA
--------------------------

     During the periods reported, Compaq managed its business segments primarily on a geographic basis. Compaq's reportable segments are comprised of North America and Europe, Middle East and Africa (EMEA). Other segments include Japan, Greater China, Asia Pacific and Latin America.

     In June 1999, Compaq announced a plan for realignment of its business structure to enhance the execution of its strategy including the establishment of three global business groups: Enterprise Solutions and Services, Commercial Personal Computing and Consumer. Each group will have its own separate operating statement. Compaq expects to begin to disclose segment information based on the global business groups beginning with the third quarter results.

     Compaq evaluates the performance of its segments based on segment profit. Segment profit for each segment includes sales and marketing expenses and other overhead charges directly attributable to the segment and excludes expenses that are managed outside the business segments. Costs excluded from segment profit primarily consist of corporate expenses and income taxes. Corporate expenses include research and development costs, certain costs related to the Digital integration, corporate marketing costs and other general and administrative expenses. Compaq does not include intercompany transfers between segments for management reporting purposes. Services revenue is presented on a management reporting basis and includes $291 million of products revenue that consists primarily of spare parts and third-party product sales for the six months ended June 30, 1999 and $151 million for the quarter ended June 30, 1999.

     Summary  information  by  segment  is  as  follows:

                  SIX MONTHS ENDED  QUARTER ENDED
                       JUNE 30,       JUNE 30,
(IN MILLIONS)        1999    1998    1999    1998
=================================================
NORTH AMERICA:
  Revenue:
    Products       $7,541  $5,167  $3,841  $2,424
    Services        1,233     196     631     151
  Gross margin:
    Products        1,717     727     801     517
    Services          510      81     261      56
  Segment profit    1,263      62     553     130
------------------------------------------------
EMEA:
  Revenue:
    Products       $5,567  $4,182  $2,614  $2,038
    Services        1,633     226     818     193
  Gross margin:
    Products        1,277   1,028     541     509
    Services          504      82     252      60
  Segment profit      999     592     398     240
------------------------------------------------
OTHER SEGMENTS:
  Revenue:
    Products       $2,201  $1,601  $1,175  $  915
    Services          664     147     341     112
  Gross margin:
    Products          499     346     264     199
    Services          223      27     111      19
  Segment profit      280      78     153      50
------------------------------------------------

     A reconciliation of Compaq's segment gross margin and segment profit to the corresponding consolidated amounts is as follows:

                                           SIX MONTHS ENDED        QUARTER ENDED
                                               JUNE 30,               JUNE 30,
(IN MILLIONS)                               1999      1998      1999      1998
=====================================================================================
Segment gross margin                   $   4,730  $    2,291  $    2,230  $    1,360
Non-segment gross margin (1)                (467)       (158)       (294)       (250)
                                       ----------  ----------  ----------  ----------
  Total gross margin                   $   4,263  $    2,133  $    1,936  $    1,110
                                       ==========  ==========  ==========  ==========
Segment profit                         $   2,542  $      732  $    1,104  $      420
Corporate expenses, net                   (2,400)     (4,482)     (1,374)     (4,193)
  Income (loss) before provision for   ----------  ----------  ----------  ----------
  income taxes                         $     142   $  (3,750)  $    (270)  $  (3,773)
                                       ==========  ==========  ==========  ==========

(1)  Non-segment gross margin primarily relates to manufacturing and services amounts not  allocated  to  the  geographic  segments  on  a  management  reporting  basis.

NOTE  12  -  LITIGATION
-----------------------

General  Litigation

     Compaq is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on Compaq's consolidated financial position, operating results or cash flows.

Class  Action  Litigation

     Compaq is subject to a number of shareholder class action claims. Five purported class action lawsuits of all persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998, have been consolidated in the United States District Court for the Southern District of Texas, Houston Division. The named defendants for these actions include Compaq and some of its current and former officers and directors. The complaints allege that the defendants violated federal securities laws by withholding information and making misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock, and further allege that a number of individual defendants sold Compaq common stock at these inflated prices. Lead counsel for the plaintiff has been appointed. Plaintiffs filed a consolidated amended complaint on March 16, 1999. The plaintiffs in the above actions seek monetary damages, interest, costs and expenses. Compaq filed a motion to dismiss on May 18, 1999. The plaintiffs filed a memorandum of laws in opposition to the motion to dismiss on August 10, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated interim financial data.

RESULTS  OF  OPERATIONS

     The following table presents, as a percentage of revenue, certain selected financial data for the three and six month periods ended June 30, 1999 and 1998, with products and services cost of sales and gross margin shown as a percentage of their corresponding revenue.

                                                   SIX MONTHS ENDED      QUARTER ENDED
                                                        JUNE 30,            JUNE 30,
                                                  ------------------  -------------------
                                                   1999      1998       1999      1998
                                                  -------  ---------  --------  ---------
Revenue:
 Products                                           82.8%     95.0 %    82.6 %     92.1 %
 Services                                           17.2       5.0      17.4        7.9
                                                  -------  ---------  --------  ---------
Total revenue                                      100.0     100.0     100.0      100.0
Cost of sales:
 Products                                           79.1      82.3      81.4       82.0
 Services                                           69.1      66.3      70.3       68.7
Total cost of sales                                 77.4      81.5      79.5       81.0
Gross margin:
 Products                                           20.9      17.7      18.6       18.0
 Services                                           30.9      33.7      29.7       31.3
Total gross margin                                  22.6      18.5      20.5       19.0
Selling, general and administrative expenses        17.0      15.9      18.4       18.0
Research and development costs                       4.6       4.3       4.9        4.3
Purchased in-process technology(1)                     -      28.1         -       55.5
Restructuring and asset impairment charges(2)          -       3.4         -        6.7
Other income and expense, net                        0.2      (0.6)      0.1       (0.8)
                                                  -------  ---------  --------  ---------
                                                    21.8      51.1      23.4       83.7
                                                  -------  ---------  --------  ---------
Income (loss) before provision for income taxes      0.8%    (32.6)%    (2.9)%    (64.7)%
                                                  =======  =========  ========  =========

(1)     Represents  a $3.2 billion non-recurring, non-tax-deductible charge in the second quarter  of  1998  in  connection  with  the  Digital  acquisition.
(2)     Represents  a  $393 million charge for restructuring and asset impairments in the second  quarter  of  1998  in  connection  with  the  Digital  acquisition.



OVERVIEW

     The six months and quarter ended June 30, 1999 reflect significant growth primarily as a result of the acquisition of Digital in June 1998. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations and the estimated fair market value of the assets acquired and liabilities assumed were included in Compaq's financial statements from the date of acquisition. The business issues that affected the first quarter of 1999 continued to influence the operating results in the second quarter. These factors include significant pricing pressures in the PC industry, inadequate revenue growth and a non-competitive cost-structure.

     Comparatively, the six months and quarter ended June 30, 1998 were negatively impacted by significant price reductions and promotional activities in the North America market. Also, comparatively, the second quarter of 1998 was negatively affected by the transition in Compaq's business model to reduce channel inventories.

REVENUE

     Revenue for the six months and quarter ended June 30, 1999 increased $7.3 billion or 63.5% and $3.6 billion or 61.5% over the comparable periods in 1998, driven by the acquisition of Digital as well as by growth in previously existing business areas.

     Products revenue for the six months and quarter ended June 30, 1999 increased approximately $4.7 billion or 42.5% and $2.4 billion or 44.8% over the comparable periods in 1998. Products revenue in 1999 reflected a growth in worldwide unit sales of 37.8% and 51.8% over the six months and quarter ended June 30, 1998. Growth in options revenue was 51.1% and 70.0% in 1999 compared to the comparable periods of 1998. The increase in products revenue was primarily due to the acquisition of Digital as well as unit growth achieved in previously existing business areas, partially offset by increased competitive pricing.

     Products revenue for North America grew $2.4 billion or 45.9% and $1.4 billion or 58.5% for the six months and second quarter of 1999 over 1998. Products revenue in North America represented 49.3% and 50.3% of total products revenue in the six months and second quarter of 1999 and 47.2% and 45.1% of total products revenue in the comparable periods of 1998. Products revenue growth in 1999 primarily related to the acquisition of Digital and growth in commercial desktops, industry standard servers, storage and consumer products.

     Products revenue for Europe, Middle East and Africa (EMEA) grew $1.4 billion or 33.1% and $576 million or 28.3% for the six months and second quarter of 1999 over 1998. Products revenue in EMEA represented 36.4% and 34.3% of total products revenue in the six months and second quarter of 1999 and 38.2% and 37.9% of total products revenue in the comparable periods of 1998. Products revenue growth in 1999 was due primarily to the acquisition of Digital and year-over-year growth in commercial desktops, industry standard servers and consumer products. This growth was partially offset by short-term business disruptions related to significant restructuring efforts in Germany and France.

     Services revenue for the six months and second quarter of 1999 increased approximately $2.7 billion and $1.2 billion over the comparable periods of 1998 primarily due to the acquisition of Digital. Services revenue for the six months and second quarter of 1998 included only two weeks of Digital service revenue due to the timing of the acquisition. On a normalized basis, total services revenue for the six months and quarter ended June 30, 1999 grew by approximately 6.4% and 5.8% year-over-year. Both customer services and professional services grew for the quarter ended June 30, 1999.

     Services revenue for North America for the six months and second quarter of 1999 grew $1.0 billion and $480 million over the comparable periods of 1998. Services revenue in North America represented 34.9% and 35.3% of total services revenue in the six months and second quarter of 1999 and 34.4% and 33.1% of total services revenue in the comparable periods of 1998. Services revenue for EMEA for the six months and second quarter of 1999 grew $1.4 billion and $625 million over the comparable periods of 1998. Services revenue in EMEA represented 46.3% and 45.7% of total services revenue in the six months and second quarter of 1999 and 39.7% and 42.3% of total services revenue in the comparable periods of 1998.

GROSS  MARGIN

     Gross margin as a percentage of revenue was 22.6% and 20.5% in the six months and second quarter of 1999, up from 18.5% and 19.0% in the comparable periods of 1998. Products gross margin as a percentage of products revenue was 20.9% and 18.6% for the six months and second quarter of 1999 and 17.7% and 18.0% for comparable periods of 1998. The increase in gross margin for 1999 compared to 1998 was due primarily to the 1998 price reductions and additional promotional activities on commercial products taken in North America to respond to competitive pricing conditions. Gross margins in the second quarter of 1999 were below the first quarter 1999 performance of 24.7%, due to the increased price competition, an unfavorable currency impact, a write-off of capitalized software costs related to certain discontinued products, increased warranty obligation for several commercial PC products no longer shipping, and penalties related to some long-term purchasing commitments.

     Products gross margin as a percentage of products revenue in North America was 22.8% and 20.9% for the six months and second quarter of 1999 and 14.1% and 21.3% for the comparable periods of 1998. Products gross margin as a percentage of products revenue in EMEA was 22.9% and 20.7% for the six months and second quarter of 1999 and 24.6% and 25.0% for the comparable periods of 1998.

     Services gross margin as a percentage of services revenue was 30.9% and 29.7% for the six months and second quarter of 1999 and 33.7% and 31.3% for the comparable periods of 1998. Services gross margin as a percentage of services revenue in North America was 41.4% for the six months and second quarter of 1999 and 41.3% and 37.1% for the comparable periods of 1998. Services gross margin as a percentage of services revenue in EMEA was 30.9% and 30.8% for the six months and second quarter of 1999 and 36.3% and 31.1% for the comparable periods of 1998. Services gross margin in 1999 is reflective of the expanded business model as a result of the acquisition of Digital.

OPERATING  EXPENSES

     Compaq's selling, general and administrative expense increased $1.4 billion or 74.8% and $681 million or 64.8% for the six months and second quarter of 1999 as compared to 1998. As a percentage of revenue, selling, general and administrative expense was 17.0% and 18.4% in the six months and second quarter of 1999 and 15.9% and 18.0% in the comparable periods of 1998. The increase as a percentage of revenue in both the six months and second quarter of 1999 over 1998 was primarily due to the acquisition of Digital, which historically maintained higher selling, general and administrative expense as a percentage of revenue, and lower than expected total revenue. In the second quarter of 1999, operating expenses increased over the first quarter of 1999 due to increased spending on promotional advertising events, increased investment in e-commerce and other sales related initiatives, an increase in goodwill amortization resulting from the Zip2 and Shopping.com acquisitions, the write-off of a monitor technology venture no longer critical to Compaq's core strategy, incremental accounts receivable allowances, and an acceleration of the year 2000 readiness program.

     Research and development costs increased $376 million or 76.1% and $217 million or 87.1% in the six months and second quarter of 1999 as compared to 1998, primarily due to the acquisition of Digital.

PURCHASED  IN-PROCESS  TECHNOLOGY

     Upon consummation of the Digital acquisition in June 1998, Compaq expensed approximately $3.2 billion representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by an independent appraisal that included estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

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

RESTRUCTURING  ACTIONS

     In June 1999, Compaq announced it expects to take a substantial restructuring charge in the third quarter. This charge is associated with the realignment of the organization to better meet customer needs and achieve cost structures appropriate to the target markets. The plans are being developed and are expected to be completed in the third quarter. The expected charge is estimated to range from $700 million to $900 million, which will include a headcount reduction of approximately 6,000 to 8,000 employees and some related facility closings.

     In June 1998, management approved restructuring plans to integrate the operations of Compaq and Digital. The accrued restructuring costs related to these plans include the cost of involuntary employee separation benefits, consolidation of duplicative facilities, the cost of terminating Digital contractual obligations and relocation costs of Digital employees. Employee separation benefits include severance, medical and other benefits. Restructuring costs related to Digital were recorded as a component of the purchase price allocation and costs related to Compaq were charged to operations.

     The cost of employee separations associated with the June 1998 restructuring plan included separation benefits estimated for approximately 12,400 Digital employees and 5,000 Compaq employees. Employee separations included the majority of business functions, job classes and geographies, with most of the reductions occurring in North America and Europe. The restructuring plans also included costs associated with the closure of 13.2 million square feet of office, distribution and manufacturing space, principally in North America and Europe. Compaq has completed most of the actions related to the restructuring plans. Compaq believes the remaining reserve is sufficient to complete the remaining actions under the plan.

     The accrued restructuring costs and amounts charged against the provision as of June 30, 1999, are as follows:

                                       DECEMBER 31,         CASH        JUNE 30,
                                          1998          EXPENDITURES     1999
                                   ------------------  --------------  ---------
                                                       (IN MILLIONS)

Employee separations               $              723  $        (336)  $     387
Facility closure costs                            317            (45)        272
Relocation                                         43             (6)         37
Other exit costs                                   27            (10)         17
                                   ------------------  --------------  ---------
Total accrued restructuring costs  $            1,110  $        (397)  $     713
                                   ==================  ==============  =========

The total accrued restructuring cost of $713 million at June 30, 1999 includes amounts for actions that have already been taken, but for which cash expenditures have not yet been made. Approximately $200 million of the accrual at June 30, 1999 relates to future cash payments to employees separated prior to June 30, 1999.

     For the six months ended June 30, 1999, employee separations due to restructuring actions totaled 3,850. The net headcount reduction for the six months ended June 30, 1999, including attrition and restructuring, offset by hiring, totaled approximately 1,800. Since the date of the Digital acquisition, employee separations due to restructuring actions were 14,400. The net headcount reduction since the date of the Digital acquisition, including attrition and restructuring, offset by hiring, was approximately 14,500.

OTHER  ITEMS

     Compaq had other expense, net, of $42 million and $8 million in the six months and second quarter of 1999 and other income, net, of $74 million and $44 million in the comparable periods of 1998. Other expense, net, in 1999 relates to lower interest income and currency losses recognized during the period. Other expense is net of gains recognized on the sale of certain network switching assets.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). As amended by FAS 137, FAS 133 is effective January 1, 2001 for Compaq. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in current-period earnings. Compaq is in the process of determining the impact that the adoption of FAS 133 will have on its results or financial position.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Compaq's cash and cash equivalents decreased to $2.9 billion at June 30, 1999, from $4.1 billion at December 31, 1998. The decrease in cash and cash equivalents in the six months of 1999 was primarily due to cash spent for the closing of the Shopping.com acquisition of approximately $219 million, net of cash acquired; the closing of the Zip2 acquisition for approximately $295 million, net of cash acquired; $400 million for the retirement of the Digital preferred stock; $168 million in stock repurchases; $225 million for the issuance of a note receivable; and cash used for the purchase of property, plant and equipment of $507 million.

     Operating activities provided $312 million in cash in the six months of 1999, compared to $533 million provided in the six months of 1998. The decrease in cash generated by operating activities in 1999 compared to 1998 was primarily due to the increase in net deferred tax assets, an increase in inventories, cash payments for accounts payable and cash payments for restructuring activities.

     Accounts receivable were $6.6 billion at June 30, 1999 and $7.0 billion at December 31, 1998. Days sales outstanding for the second quarter was 60 days versus 56 days for the fourth quarter of 1998. The increase in days sales outstanding from the fourth quarter was largely driven by late quarter sales, with June representing a large percentage of the second quarter 1999 revenues.

     Inventory levels increased to $2.2 billion at June 30, 1999, compared to $2.0 billion at December 31, 1998, due to reduced revenue for the quarter ended June 30, 1999. Inventory turns for the second quarter of 1999 decreased to 13.4 versus 15.9 for the fourth quarter of 1998.

     Future uses of cash during the remainder of 1999 includes capital expenditures for land, buildings and equipment, which are estimated to be $500 million, and cash expenditures for the planned restructuring activities as discussed above.

     Compaq also plans to use available liquidity to develop the purchased in-process technology related to the Digital acquisition into commercially viable products. This primarily consists of planning, designing, prototyping, high-volume manufacturing verification and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Bringing the purchased in-process technology to market also includes developing firmware, diagnostic software, device drives, and testing the technology for compatibility and interoperability with commercially viable products. At June 30, 1999, the estimated costs to be incurred to develop the purchased in-process technology into commercially viable products totaled $3.0 billion in the aggregate through the year 2005 ($180 million in 1999, $570 million in 2000, $610 million in 2001, $590 million in 2002, $540 million in 2003, $320 million in 2004 and $140 million in 2005).

     Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq from time to time may borrow funds for actual or anticipated funding needs. Compaq has a $1 billion revolving credit facility that expires in October 1999 and a $3 billion revolving credit facility that expires in 2002. Both of these facilities were unused at June 30, 1999. Management expects to renew the $1 billion revolving credit facility in the third quarter. Compaq has also established a $750 million commercial paper program, supported by the $3 billion credit facility, which was unused at June 30, 1999. Additionally, Compaq maintains various uncommitted lines of credit, which totaled approximately $600 million at June 30, 1999. There were no outstanding borrowings against these lines at June 30, 1999. Compaq believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon its needs and market conditions.

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

     Competitive environment places pressure on revenue and gross margins. Competition remains intense in the information technology industry with a large number of competitors vying for market share. Competition creates an aggressive pricing environment, which continues to put pressure on revenue and gross margins. Some competitors will accept lower margins on personal computers to gain high-end sales, services business, and financing revenues. Compaq experienced competitive pressures in the first half of 1999, which affected its sales and led to sequential reductions in its gross margins. This pressure may continue in the future.

     Transition to direct sales could negatively affect financial results. In recent years, the direct sales market for personal computers has grown faster than the indirect market. Compaq sells directly to end users in its enterprise and services businesses and primarily sells through third party resellers in its personal computer business. Direct sales present a more efficient business model particularly when customer contact can be utilized to encourage sales of higher margin products that are in stock. Compaq does not currently have in place processes for order entry, production of individualized units, and direct distribution that can operate efficiently to manage a large portion of its current personal computer sales. Compaq has established a variety of programs designed to achieve these capabilities. The failure to successfully implement these programs in a timely manner could have a material adverse impact on its business. In addition, a transition from indirect sales to greater reliance on direct sales could create a short-term decline in revenues if resellers favor other brands before Compaq achieves full capacity to compete in the direct sector.

     Delays in new systems implementation could hamper operational efficiency. Compaq continues to focus on increasing the effectiveness and efficiency of its business and information management processes to increase customer satisfaction, improve productivity and lower costs. In connection with these efforts, Compaq is moving many of its systems from a legacy environment of proprietary systems to client-server architectures, as well as integrating systems from newly acquired businesses. Integrating the systems at Digital and Tandem complicates this process, as does the need to ensure Year 2000 compliance for its systems. (See "Year 2000 compliance requires significant effort" below.) This year is critical to this effort because delays in the transition to new systems could hamper Compaq's efforts to increase its operational efficiency. Further delays in implementing improvements could adversely affect inventory levels, cash and related profitability.

     Restructuring activities could impede operations. Compaq anticipates significant restructuring activities in the second half of 1999 that will continue to be carried out in the first half of 2000. These activities are focused on alignment around three business groups, each of which will be structured to be competitive within its sphere of operations. Compaq is focused on bringing its operational expenses to appropriate levels for each of its businesses while simultaneously implementing extensive new programs. The significant risks associated with these actions include delays in decision-making, lack of clear lines of authority during transitions, customer confusion about Compaq's future products and services, and an adverse impact on employee morale and retention.

     Integrating businesses diverts focus. Compaq believes that the acquisition of Digital and other companies will enhance its operating results, but Compaq confronts challenges in synchronizing diverse product roadmaps and business processes and integrating logistics, marketing, product development, services and manufacturing operations to achieve efficiencies. Timing of these decisions is a critical element in Compaq's success. Taking the necessary steps may lead to gaps in short-term performance; delaying action will reduce Compaq's ability to compete effectively because resources and people will be too dispersed to achieve acceptable rates of return. Compaq's high-end business in particular has been affected by integration issues involving customer perception, overlapping product lines and the need to implement appropriate sales force training and incentive plans. Compaq has also made estimates in connection with the value of purchased in-process technology. If these projects are not successfully developed, Compaq's future revenue and profitability may be adversely affected and the value of other intangibles could be reduced. This risk is more fully discussed under "Purchased In-Process Technology."

     Market growth estimates depend upon evaluation of Year 2000 impact. Compaq expects the personal computer market to expand in 1999 in line with third-party research organizations' forecasts of revenue growth of 5%. Based on third-party research enterprise market revenue is expected to expand at a growth rate of 8% and the high technology service sector revenue is expected to expand at the rate of 13%. The actual growth of each of these markets in 1999 will depend in part on customers' response to the Year 2000 transition. Some commentators believe that concerns about Year 2000 will expand demand in the last half of the year, particularly in the small and medium business arena where customers may have delayed implementation of necessary changes. Others believe that concerns about implementing new systems in the face of Year 2000 concerns will slow demand, particularly in fourth quarter sales of high end products to major global customers.

     Quarterly sales cycle makes planning and operational efficiencies difficult. Compaq, like other computer companies, generally sells more products in the third month of each quarter than in the first and second months. This sales pattern places pressure on manufacturing and logistics systems based on internal forecasts and may adversely affect Compaq's ability to predict its financial results accurately. In addition, to rationalize manufacturing utilization, Compaq may build products early in the quarter in anticipation of demand late in the quarter. Developments late in a quarter, such as lower-than-anticipated product demand, a systems failure, or component pricing movements, can adversely impact inventory levels, cash, and related profitability, which is disproportionate to the number of days in the quarter that is affected.

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

     New distribution model and credit risks. Compaq's primary means of distribution is through distributors and resellers. Compaq continually monitors and manages the credit it extends to distributors and resellers and attempts to limit credit risks by utilizing risk transfer arrangements and obtaining security interests. Recently distributors and resellers have been consolidating in response to changes in the profitability of their businesses. Compaq's business could be adversely affected in the event that the financial condition of its distributors and resellers erodes. Upon the financial failure of a distributor or reseller, Compaq could experience disruptions in distribution as well as a loss associated with the unsecured portion of any outstanding accounts receivable. In August 1999, Compaq began to implement its plan to reduce the number of its U.S. distributors. This reduction further concentrates the credit and business risks.

     Doing business in certain locations creates additional risks. Manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas such as Asia Pacific, Latin America and other emerging markets, subject Compaq to a number of economic and other risks, such as financial instability among resellers in these regions. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular Asia Pacific and Latin America, when compared to U.S. and European markets. Compaq is also subject to any political and financial instability in the countries in which it operates, including inflation, recession, currency devaluation and interest rate fluctuations. Compaq continues to monitor its business operations in these regions and takes various measures to manage risks in these areas.

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

     In 1997, Compaq established a task force to address its personal computer product and customer concerns, and a separate task force to address its internal information systems, including technology infrastructure and embedded technology systems, and the compliance of its suppliers and distributors. In 1998, Compaq integrated the Tandem and Digital task forces with its own so that the task force addresses the product and information systems and supplier and distributor concerns for the entire company.

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

     In 1998, substantially all internal information systems and other infrastructure areas including communication systems, building security systems and embedded technologies in areas such as manufacturing processes were identified, assessed, and categorized for Year 2000 readiness as Priority 1, 2 and 3, with 1 being critical, 2 being intermediate and 3 being non-critical with no impact on business operations. Compaq is on schedule for meeting full compliance and was substantially complete with its remediation of Priority 1 and Priority 2 items (with some approved exceptions) by June 30, 1999. Compaq expects to be Year 2000 ready worldwide by September 30, 1999.

     Compaq has conducted a review of its internal production equipment, production and procurement suppliers, and key channel partners regarding Year 2000 readiness. Substantially all internal production equipment has been tested and upgraded to achieve a Year 2000 readiness state. Substantially all suppliers, including strategic OEM's, have been reviewed and risk assessments have now been completed. Management believes that each of its strategic OEMs has achieved a Year 2000 readiness state or is implementing plans to achieve readiness in a timely manner. In certain cases, Compaq has identified component suppliers who may not achieve Year 2000 readiness. While these suppliers continue to address their Year 2000 issues, Compaq is currently developing plans for contingent supply sources for these components and will begin implementing these plans as required. Reviews of key channel partners have also been completed. With respect to suppliers and distributors, because Compaq's readiness depends upon their successful remediation of Y2K problems, failures on the part of suppliers and distributors remain a possibility and could have a material adverse impact on future results.

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

     The costs of the readiness program for products are primarily costs of existing internal resources largely absorbed within existing engineering spending levels. These costs were incurred primarily in 1997 and earlier years and were not broken out from other product engineering costs. No future material product readiness costs are anticipated. The costs of the readiness program for internal information and other systems and suppliers and distributors are a combination of incremental external spending and use of existing internal resources and expertise. Over the life of the internal readiness effort, these costs are estimated to be $125 million, of which approximately 75% has been incurred through June 1999. The remaining costs are primarily reserved for incident management, business continuity plans and program shutdown. The costs of implementing enterprise-wide system renewal efforts are not included in this estimate. Milestones and implementation dates and the costs of Compaq's Year 2000 readiness program are subject to change based on new circumstances that may arise or new information becoming available that may change underlying assumptions or requirements.

     Effective tax rate. Compaq currently has a 32% effective tax rate for the six months ended June 30, 1999. Compaq benefits from a tax holiday in Singapore that expires in August 2004 if cumulative investment levels and other conditions are maintained. Compaq's tax rate is heavily dependent upon the proportion of earnings that is derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the United States. If the earnings of this subsidiary as a percentage of Compaq's total earnings were to decline significantly from current levels, or should Compaq's ability to reinvest those earnings be reduced, Compaq's effective tax rate would increase. In addition, should Compaq's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary require significant adjustment due to audits or regulatory changes, Compaq's overall tax rate could increase.

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

     Compaq uses market valuations and value-at-risk valuation methods to preliminarily assess market risk of its financial instruments and derivative portfolios. It uses software by RiskMetrics to estimate the value-at-risk of its financial instruments and derivative portfolios based on estimates of volatility and correlation of market factors drawn from RiskMetrics data sets for the dates calculated. RiskMetrics defines loss as a reduction in the value of a portfolio in the event of adverse market conditions, using a predetermined confidence interval, over a specified period of time. Compaq included all fixed income investments and foreign exchange contracts in the value-at-risk calculation. The holding period for these instruments varies from two days to nine months. The measured value-at-risk from holding derivative and other financial instruments, using a 95% confidence level and assuming normal market conditions during the period ended June 30, 1999 was immaterial.

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

                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     See Note 11 to Consolidated Financial Data, which is incorporated by reference.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

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


       Director            Votes For    Votes Against or Withheld
-----------------------  -------------  -------------------------

Benjamin M. Rosen        1,432,191,244                 12,103,130

Lawrence T. Babbio, Jr.  1,432,653,750                 11,640,624

Judith L. Craven         1,431,148,436                 13,145,938

Frank P. Doyle           1,432,108,981                 12,185,393

Robert Ted Enloe, III    1,432,284,036                 12,010,338

George H. Heilmeier      1,432,534,382                 11,759,992

Peter N. Larson          1,432,529,838                 11,764,536

Kenneth L. Lay           1,432,431,330                 11,863,044

Thomas J. Perkins        1,432,301,567                 11,992,807

Kenneth Roman            1,432,182,559                 12,111,815

Lucille S. Salhany       1,432,411,416                 11,882,958


     The shareholders also voted on a proposal to approve the Compaq Employee Stock Purchase Plan. The following table sets forth the votes in such election:


                    Number of Shares:     1,444,294,374

                        Voted For         1,372,605,527

                        Withheld             66,209,770

                        Abstentions           5,477,677

                        Broker Non-Votes          1,400


ITEM  5.  OTHER  INFORMATION

Deadline  for  Receipt  of  Shareholder  Proposals

     Proposals of shareholders that are intended to be presented at Compaq's 2000 Annual Meeting of Shareholders must be received by Compaq no later than November 8, 1999, to be included in the Proxy Statement and proxy relating to that meeting. Shareholder proposals should be directed to Compaq Investor Relations, P.O. Box 692000, Houston, Texas, Telephone Number 800-433-2391.

     For any proposal that is not submitted for inclusion in next year's Proxy Statement, but is instead sought to be presented directly at the 2000 Annual Meeting, management will be able to vote proxies in its discretion if the Company (1) receives notice of the proposal before the close of business on January 22, 2000, and advises share owners in the 2000 Proxy Statement about the nature of the matter and how management intends to vote on such matter; or (2) does not receive notice of the proposal prior to the close of business January 22, 2000.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


(a)  Exhibit No.  Description

           10.22  Purchase and Subscription Agreement dated June 29, 1999, by and among
                  CMGI, Inc., and Zoom Newco, Inc., and Compaq Computer Corporation, Digital
                  Equipment Corporation, and AltaVista Company with Exhibits +

           10.23  Employment Agreement effective as of July 22, 1999, between Compaq
                  Computer Corporation and Michael D. Capellas

           10.24  Separation Agreement Between Eckhard Pfeiffer and Compaq Computer
                  Corporation

              27  EDGAR financial data schedule

          + Confidential treatment has been requested for certain portions of this Exhibit. These portions have been redacted and marked with an [*]. The non-redacted version of this Exhibit has been sent to the Securities and Exchange Commission with an application for confidential treatment.


(b)  Reports
     on Form
     8-K
          (i) Report on Form 8-K dated April 5, 1999, containing Compaq's news release dated April 5, 1999, announcing the completion of the acquisition of Zip2 Corporation

          (ii) Report on Form 8-K dated April 9, 1999, containing Compaq's news release dated April 9, 1999, announcing that based upon a $9.4 billion revenue estimate and a less than favorable sales mix, Compaq expected to report a profit of approximately $.15 per share for the quarter ended March 31, 1999

          (iii)Report on Form 8-K  dated  April 18,  1999,  containing  Compaq's news release dated April 18, 1999, announcing the resignations of
               Chief  Executive  Officer,  Eckhard  Pfeiffer and Chief Financial
               Officer,  Earl Mason and the  formation of an Office of the Chief
               Executive   to  oversee  the   day-to-day   running  of  Compaq's
               operations

          (iv) Report on Form 8-K dated April 21, 1999, containing Compaq's news release dated April 21, 1999, with respect to its earnings release for first quarter 1999

          (v) Report on Form 8-K dated May 11, 1999, containing Compaq's news release dated May 11, 1999, announcing the resignation of an executive officer

          (vi) Report on Form 8-K dated June 17, 1999, containing Compaq's news release dated June 17, 1999, announcing that expectations for a loss for the second quarter and an anticipated third quarter restructuring charge

          (vii)Report on Form 8-K dated June 29, 1999, containing Compaq's news release dated June 29, 1999, announcing that CMGI would acquire
               Compaq's AltaVista business and its related properties

          (viii) Report on Form 8-K dated July 22, 1999, containing Compaq's news release dated July 22, 1999, announcing the appointment of Michael D. Capellas as president and chief executive officer

          (ix) Report on Form 8-K dated July 28, 1999, containing Compaq's news release dated July 28, 1999, announcing its earnings results for the second quarter of 1999

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August  13,  1999                  COMPAQ  COMPUTER  CORPORATION



                                   /s/  Ben  K.  Wells
                                   -------------------
                                   Ben K. Wells, Acting Chief Financial Officer and Vice President, Corporate Treasurer (as authorized officer and as acting principal financial officer)