Form 10-Q
period 1999-09-30
COMPAQ COMPUTER CORP
filed 1999-11-15
CIK 714154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

Commission File Number 1-9026

COMPAQ COMPUTER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	76-0011617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [ 4 ] No [ ]

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 31, 1999, was approximately 1,693 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
COMPAQ COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except par value)	September 30, 1999	December 31, 1998

ASSETS
Current assets:
Cash and cash equivalents	$ 2,253	$ 4,091
Short-term investments	1,444	---
Accounts receivable, net	6,618	6,998
Inventories	2,131	2,005
Deferred income taxes	1,808	1,602
Other current assets	452	471
Total current assets	14,706	15,167
Property, plant and equipment, net	3,141	2,902
Deferred income taxes	809	1,341
Investments	3,039	354
Intangible and other assets	3,056	3,287
	$ 24,751	$ 23,051

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$ 1,312	$ ---
Accounts payable	3,707	4,237
Deferred income	977	845
Accrued restructuring costs	1,327	1,110
Other current liabilities	4,685	4,541
Total current liabilities	12,008	10,733
Postretirement and other postemployment benefits	539	545
Minority interest	---	422
Stockholders' equity:
Preferred stock, $.01 par value
(authorized: 10 million shares; issued: none)	---	---
Common stock and capital in excess of $.01 par value
(authorized: 3 billion shares; issued and outstanding:
1,711 million and 1,693 million shares at September 30, 1999 and
1,698 million and 1,687 million shares at December 31, 1998)	7,555	7,270
Retained earnings	4,658	4,501
Accumulated comprehensive income (loss)	583	(36)
Treasury stock at cost	(592)	(384)
Total stockholders' equity	12,204	11,351
	$ 24,751	$ 23,051

See accompanying notes to interim consolidated financial statements.

COMPAQ COMPUTER CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

Three months ended September 30,			Nine months ended September 30,
(In millions, except per share amounts)	1999	1998	1999	1998

Revenue:
Products	$ 7,587	$ 7,280	$ 23,187	$ 18,227
Services	1,621	1,511	4,860	2,083
Total revenue	9,208	8,791	28,047	20,310

Cost of sales:
Products	6,009	5,569	18,348	14,576
Services	1,063	1,037	3,300	1,416
Total cost of sales	7,072	6,606	21,648	15,992

Selling, general and administrative expense	1,615	1,581	4,824	3,417
Research and development costs	401	430	1,271	924
Purchased in-process technology	---	---	---	3,234
Restructuring and related charges	---	---	868	393
Gain on sale of businesses	(1,156)	---	(1,182)	---
Other (income) expense, net	51	18	119	(56)
	1,779	2,029	5,900	7,912

Income (loss) before provision for income taxes	357	156	499	(3,594)
Provision (benefit) for income taxes	217	41	262	(93)
Net income (loss)	$ 140	$ 115	$ 237	$ (3,501)

Earnings (loss) per common share:
Basic	$ 0.08	$ 0.07	$ 0.15	$ (2.21)
Diluted	$ 0.08	$ 0.07	$ 0.15	$ (2.21)

Shares used in computing earnings (loss) per
common share:
Basic	1,693	1,675	1,692	1,585
Diluted	1,730	1,737	1,737	1,585
See accompanying notes to interim consolidated financial statements.

COMPAQ COMPUTER CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

			Nine months ended September 30,
(In millions)			1999	1998

Cash flows from operating activities:
Net income (loss)			$ 237	$ (3,501)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization			1,087	557
Purchased in-process technology			---	3,234
Restructuring and related charges			868	393
Deferred income taxes			(14)	---
Gain on sale of businesses			(1,182)	---
Stock compensation charge			51	---
Changes in operating assets and liabilities, net of
effects of acquired and divested businesses			(591)	17
Net cash provided by operating activities			456	700
Cash flows from investing activities:
Capital expenditures, net			(867)	(470)
Purchases of short-term investments			(1,444)	---
Proceeds from maturities of short-term investments			---	322
Acquisitions of businesses, net of cash acquired			(517)	(1,413)
Proceeds from sale of businesses			70	---
Other, net			(332)	(361)
Net cash used in investing activities			(3,090)	(1,922)
Cash flows from financing activities:
Proceeds from short-term borrowings			1,312	---
Payments to retire Digital preferred stock			(400)	---
Payments to retire debt			---	(788)
Purchase of treasury shares			(208)	(208)
Issuance of common stock pursuant to stock option plans			148	260
Tax benefit associated with stock options			105	---
Dividends to shareholders			(102)	(71)
Other, net			---	(1)
Net cash provided by (used in) financing activities			855	(808)
Effect of exchange rate changes on cash and cash equivalents			(59)	20
Net decrease in cash and cash equivalents			(1,838)	(2,010)
Cash and cash equivalents at beginning of period			4,091	6,418
Cash and cash equivalents at end of period			$ 2,253	$ 4,408

See accompanying notes to interim consolidated financial statements.

COMPAQ COMPUTER CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
Supplemental Cash Flow Information
	Nine months ended September 30,
(In millions)	1999	1998

Acquisitions of businesses
Fair value of:
Assets acquired	$ 811	$ 16,029
Liabilities assumed	(201)	(7,014)
Stock issued	---	(4,284)
Options issued	(60)	(249)
Cash paid	550	4,482
Less: Cash acquired	(33)	(3,069)
Net cash paid for acquisitions	$ 517	$ 1,413
Sale of businesses
Fair value of:
Equity proceeds	$ 1,597	$ ---
Note receivable	204	---
Cash received	70	---
	1,871	---
Less: Basis in net assets sold	689	---
Gain on sale of businesses	$ 1,182	$ ---
See accompanying notes to interim consolidated financial statements.

COMPAQ COMPUTER CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

    The accompanying unaudited interim consolidated financial statements of Compaq Computer Corporation ("Compaq") as of September 30, 1999 and December 31, 1998 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared on substantially the same basis as Compaq's annual consolidated financial statements and should be read in conjunction with Compaq's Annual Report on Form 10-K for the year ended December 31, 1998. In Compaq's opinion, the interim consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year.

    Compaq completed the acquisition of Digital Equipment Corporation ("Digital"), Shopping.Com ("SDC") and Zip2 Corporation ("Zip2") in June 1998, February 1999 and April 1999, respectively. These acquisitions were accounted for as purchases. In August 1999, Compaq sold a majority interest in SDC, Zip2 and AltaVista, a business acquired in the Digital acquisition (collectively "AltaVista"), to CMGI, Inc. ("CMGI"). Accordingly, Compaq's interim consolidated financial statements include the results of operations and the estimated fair values of the assets acquired and liabilities assumed from the respective dates of acquisition through divestiture or September 30, 1999, as applicable.

Note 2 - Acquisitions and Divestitures

    In August 1999, Compaq sold an 81.5 percent equity interest in AltaVista for approximately 19 million CMGI common shares, CMGI preferred shares convertible into 1.8 million CMGI common shares and a $220 million three year note receivable. On October 28, 1999, CMGI converted the CMGI preferred shares held by Compaq into 1.8 million CMGI common shares. CMGI common shares of 20.8 million carry certain restrictions whereby Compaq may not sell 50 percent of its CMGI common shares in less than one year and the remainder in less than 18 months from the date of the transaction. Total consideration received from CMGI was valued at $1.8 billion. After adjusting for the net assets sold and for the expenses associated with the divestiture, Compaq realized a gain of approximately $1.2 billion ($670 million, net of tax). Compaq accounts for its minority investments in CMGI and AltaVista under the cost method.

    In June 1999, Compaq sold certain network switching assets for $70 million in cash. Compaq realized a gain on the sale of $26 million ($16 million, net of tax), recorded as gain on sale of businesses. The assets sold consisted of intangible assets and property, plant and equipment.

    In April 1999, Compaq acquired Zip2 for an aggregate purchase price of $341 million consisting of $307 million in cash, the issuance of employee stock options to purchase AltaVista stock with a fair value of $28 million and other acquisition costs. In February 1999, Compaq acquired SDC for an aggregate purchase price of $257 million consisting of $219 million in cash, the issuance of employee stock options with a fair value of $32 million and other acquisition costs. The aggregate purchase price of each acquisition was allocated to the respective assets acquired and liabilities assumed, consisting primarily of goodwill of $349 million for Zip2 and $288 million for SDC. Prior to the divestiture, goodwill was being amortized over three years from respective dates of acquisition.

    Proforma statements of operations reflecting the aforementioned acquisitions and divestitures are not shown as such disclosure is not required.

Note 3 - Restructuring and Related Charges

        In September 1999, Compaq's management approved a restructuring plan to realign the company's organization, reduce infrastructure and overhead, and eliminate excess and duplicative facilities. Restructuring and related charges of $868 million ($600 million, net of tax) were expensed. These charges were comprised of $787 million of accrued restructuring costs, $58 million of related asset impairment charges and a $23 million pension curtailment loss to recognize a change in Compaq's projected pension benefit obligation in connection with employee separations.

    Components of accrued restructuring costs relating to the 1999 action as of September 30, 1999 are given below:
	Beginning Accrual	Expenditures	September 30, 1999
		(in millions)

Employee separations	$ 491	$ (22)	$ 469
Facility closure costs	96	---	96
Contract cancellation and other exit costs	200	(42)	158
Total accrued restructuring costs	$ 787	$ (64)	$ 723

    Accrued restructuring costs for employee separations related to approximately 7,000 employees worldwide affecting the majority of business functions, job classes and regions, with a majority of the reductions occurring in North America and Europe. Employee separation benefits include severance, medical and other benefits. Facility closure costs of $96 million were associated with the closure of 3.3 million square feet of manufacturing, distribution and office space in North America, Europe and Asia through sale or lease terminations. Contract cancellation and other exit costs of $200 million primarily related to terminating contractual obligations in connection with exiting the Compaq branded networking products business and included $47 million for non-cash items. Compaq expects to substantially complete the initiatives contemplated in its restructuring plans within twelve months, with significant actions to be taken by December 31, 1999.

    In connection with the restructuring plan, Compaq performed a review of its long lived assets to identify potential impairments. As a result of this review, Compaq recorded a $58 million charge during the third quarter of 1999 for asset impairments resulting from abandonment or write-down to fair value of certain assets. Approximately $40 million related to the closure of a Compaq assembly plant in Asia.

    In June 1998, Compaq recorded a restructuring charge of approximately $1.7 billion to integrate the operations of Compaq and Digital. Accrued restructuring costs included separation benefits for approximately 17,000 employees, consolidation and closure of 13.2 million square feet of office, distribution and manufacturing space, termination of Digital contractual obligations and relocation costs of Digital employees. Restructuring costs related to Digital were recorded as a component of the Digital acquisition and costs related to Compaq were charged to operations. Compaq has completed most of the actions contemplated under the restructuring plans. Accrued restructuring costs at September 30, 1999 include amounts for actions that have already been taken, but for which expenditures have not yet been made. Accrued restructuring costs as of September 30, 1999 and amounts charged against the provision during 1999 are as follows:
	December 31, 1998	Expenditures	September 30, 1999
		(in millions)

Employee separations	$ 723	$ (425)	$ 298
Facility closure costs	317	(63)	254
Relocation	43	(8)	35
Other exit costs	27	(10)	17
Total accrued restructuring costs	$ 1,110	$ (506)	$ 604

    Approximately $145 million of the accrual at September 30, 1999 related to future cash payments to employees separated prior to September 30, 1999.

    For the nine months ended September 30, 1999, employee separations due to both restructuring actions totaled 5,058, of which 822 were pursuant to the restructuring action approved in September, 1999. The net headcount reduction for the nine months ended September 30, 1999, including attrition and restructuring, offset by selective hiring, totaled 2,531. Since the date of the Digital acquisition, employee separations due to restructuring actions were 15,600. The net headcount reduction since the date of the Digital acquisition, including attrition and restructuring, offset by selective hiring, was 15,311. Total headcount at September 30, 1999 was 68,134.

Note 4 - Certain Balance Sheet Components

    Inventories consisted of the following:
	September 30, 1999	December 31, 1998
	(in millions)
Raw materials	$ 471	$ 404
Work in progress	401	403
Finished goods	1,259	1,198
	$ 2,131	$ 2,005

    At September 30, 1999 Compaq held $3.1 billion of minority equity investments in companies having operations or technology in areas within Compaq's strategic focus. Certain of the investments carried restrictions on immediate trading. Those investments in public companies with trading restrictions of less than one year at September 30, 1999 were classified as available for sale. The fair value of available for sale investments at September 30, 1999 was approximately $1.8 billion. The unrealized gain on these investments was approximately $983 million ($639 million, net of tax), recorded as a component of other comprehensive income.

    Compaq has a $1.5 billion short-term commercial paper program which is supported by a $3 billion credit facility. Outstanding commercial paper reduces available borrowings under this credit facility. At September 30, 1999, Compaq had approximately $1.3 billion in commercial paper outstanding under the program, with a weighted average interest rate of 5.8 percent. The carrying amounts of the borrowings under the commercial paper program approximate their fair value.

    On July 22, 1999, the board of directors of Compaq approved a cash dividend of $0.02 per share of common stock, or approximately $34 million, to shareholders of record as of September 30, 1999. Dividends paid for the nine months ended September 30, 1999 were $102 million. Compaq repurchased approximately 7 million common shares in the nine months ended September 30, 1999 for a cost of approximately $208 million under a systematic stock repurchase program.

Note 5 - Comprehensive Income

    The components of comprehensive income, net of tax, are listed below:
	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
	(in millions)
Net income (loss)	$ 140	$ 115	$ 237	$ (3,501)
Other comprehensive income (loss):
Foreign currency translations	3	8	(20)	3
Unrealized gains on investments	574	---	639	---
Comprehensive income (loss)	$ 717	$ 123	$ 856	$ (3,498)

Note 6 - Other Income and Expense

    Other income and expense consisted of the following:
	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
	(in millions)
Interest and dividend income	$ (53)	$ (55)	$ (137)	$ (226)
Interest expense (income) associated with hedging	(2)	6	3	8
Other interest expense	39	45	109	120
Currency losses, net	60	21	94	19
Other, net	7	1	50	23
Other (income) expense, net	$ 51	$ 18	$ 119	$ (56)

Note 7 - Earnings per Common Share

    Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Incremental shares of 61 million were not used in the calculation of diluted loss per share for the nine months ended September 30, 1998, due to their antidilutive effect.

    Stock options to purchase 70 million and 16 million shares of common stock for the three month periods and 47 million and 13 million shares of common stock for the nine month periods ended September 30, 1999 and 1998, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares.

    The following table illustrates the calculation of earnings per common share:
	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
	(in millions, except per share amounts)
Net income (loss)	$ 140	$ 115	$ 237	$ (3,501)
Plus: Gain on redemption of Digital preferred stock	---	---	22	---
Net income (loss) available to common shareholders	$ 140	$ 115	$ 259	$ (3,501)
Shares used in computing earnings (loss) per common share:
Basic	1,693	1,675	1,692	1,585
Diluted	1,730	1,737	1,737	1,585
Earnings (loss) per common share:
Basic	$ 0.08	$ 0.07	$ 0.15	$ (2.21)
Diluted	$ 0.08	$ 0.07	$ 0.15	$ (2.21)

Note 8 - Segment Data

    In the third quarter of 1999, Compaq's operations and corresponding organizational structures were realigned into three strategic business groups that offer different products and services. They are managed separately as each business group targets different markets with diverse technology and solutions needs. Financial data for periods reported prior to the realignment have been restated to conform to the current presentation.

    Compaq's reported segments are Enterprise Solutions and Services, Commercial Personal Computing, and Consumer. Enterprise Solutions and Services provides business critical servers, industry standard servers, storage products and NonStopTM eBusiness solutions, as well as professional and customer services. Commercial Personal Computing delivers standards-based computing emphasizing Internet access through workstations, desktops, portables, monitors, handheld devices and life cycle management products. Consumer targets home users with Internet-ready desktop PCs, portables, printers and related products as well as Internet access and e-services. Business activities that do not qualify for separate segment reporting are aggregated in the Other segment.

    The accounting policies of the segments are the same as those used in the preparation of Compaq's consolidated financial statements. Compaq evaluates the performance of its operating segments based on segment operating income, which includes sales and marketing expenses, research and development costs and other overhead charges directly attributable to the operating segment. Certain expenses which are managed outside of the operating segments are excluded. These consist primarily of corporate and unallocated shared expenses, income taxes, other non-recurring charges for purchased in-process technology and restructuring and related charges, and other income and expense items. Unallocated shared expenses are comprised primarily of indirect information management expenses, certain costs related to business integration and other general and administrative expenses that are separately managed. Gains and losses associated with sale of businesses and investments are excluded from segment operating income. Compaq does not include inter-segment transfers between segments for management reporting purposes.

    Summary financial data by operating segment is as follows:
	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
	(in millions)
Enterprise Solutions and Services
Revenue	$ 4,940	$ 4,416	$ 14,810	$ 9,145
Operating income	599	320	1,613	798
Commercial Personal Computing
Revenue	2,727	3,097	9,052	7,841
Operating income (loss)	(169)	116	(347)	(139)
Consumer
Revenue	1,469	1,282	4,028	3,350
Operating income	65	43	193	119
Other
Revenue	72	(4)	157	(26)
Operating loss	(101)	(48)	(280)	(103)
Consolidated segment totals
Revenue	$ 9,208	$ 8,791	$ 28,047	$ 20,310
Operating income	$ 394	$ 431	$ 1,179	$ 675

    A reconciliation of the company's consolidated segment operating income to consolidated income (loss) before provision for income taxes follows:
	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
(in millions)
Consolidated segment operating income	$ 394	$ 431	$ 1,179	$ 675
Corporate and unallocated shared expenses	(325)	(275)	(994)	(642)
Purchased in-process technology	---	---	---	(3,234)
Restructuring and related charges	(868)	---	(868)	(393)
Gain on sale of businesses	1,156	---	1,182	---
Income (loss) before provision for income taxes	$ 357	$ 156	$ 499	$ (3,594)

Note 9 - Litigation

General Litigation

    Compaq is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on Compaq's consolidated financial position, operating results or cash flows.

Class Action Litigation

    Compaq is subject to a number of shareholder class action claims. Five purported class action lawsuits of all persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998, have been consolidated in the United States District Court for the Southern District of Texas, Houston Division. The named defendants for these actions include Compaq and some of its current and former officers and directors. The complaints allege that the defendants violated federal securities laws by withholding information and making misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock, and further allege that a number of individual defendants sold Compaq common stock at these inflated prices. Lead counsel for the plaintiffs has been appointed. Plaintiffs filed a consolidated amended complaint on March 16, 1999. The plaintiffs in the above actions seek monetary damages, interest, costs and expenses. Compaq filed a motion to dismiss in May 1999. The plaintiffs filed a memorandum of laws in opposition to the motion to dismiss in August 1999. In September, Compaq filed a reply memorandum in support of its motion to dismiss the 1998 securities claims.

    A number of purported class actions were filed in March and April 1999 against Compaq in the United States District Court for the Southern District of Texas, Houston Division. These actions name Compaq and a number of its current and former executive officers as defendants and are purported to be on behalf of persons who purchased Compaq stock from January 27, 1999 through February 25, 1999, or from January 27, 1999 through April 9, 1999. The actions assert claims under federal securities laws. The complaints allege that defendants inflated the price of Compaq stock by making false and misleading statements about Compaq's revenue and further allege that a number of current and former Compaq officers sold Compaq stock at these inflated prices. The plaintiffs in the above actions seek monetary damages, interest, costs and expenses. Plaintiffs filed a consolidated amended complaint in October 1999. Compaq will file a motion to dismiss.

    Several purported class action lawsuits were filed against Digital during 1994 alleging violations of federal securities laws arising from alleged misrepresentations and omissions in connection with Digital's sale of Series A 8-7/8 percent Cumulative Preferred Stock and Digital's financial results for the quarter ended April 2, 1994. During 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts. In August 1995, the Massachusetts federal court granted the defendants' motion to dismiss all three cases in their entirety. In May 1996, the United States Court of Appeals for the First Circuit affirmed in part and reversed in part the dismissal of two of the cases, and remanded for further proceedings. The parties are proceeding with discovery.

    Compaq believes these suits are without merit and intends to defend these suits vigorously.

Note 10 - Subsequent Events

    On October 28, 1999, the board of directors of Compaq approved a cash dividend of $0.025 per share of common stock, or approximately $42 million, to shareholders of record as of December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Compaq is the second-largest computer company in the world and the largest global supplier of computer systems. Compaq develops and markets hardware, software, solutions and services, including industry-leading enterprise computing solutions, fault-tolerant business-critical solutions, enterprise and network storage solutions, commercial desktop and portable products and consumer PCs. Compaq products are sold and supported in more than 100 countries through a network of authorized Compaq marketing partners.

    The following discussion should be read in conjunction with the unaudited interim consolidated financial statements presented under Item 1.

Results of Operations

    AS DISCUSSED IN NOTE 8 OF THE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, COMPAQ HAS REALIGNED ITS MANAGEMENT AND OPERATIONAL STRUCTURE. ACCORDINGLY, COMPAQ HAS REDEFINED ITS OPERATING SEGMENTS AND HAS RESTATED OPERATING SEGMENT DATA FROM THAT PREVIOUSLY REPORTED. THE 1998 RESTATEMENT WAS MADE TO BE CONSISTENT WITH THE 1999 PRESENTATION.

    The three and nine month periods ended September 30, 1999 reflect the acquisitions of Digital, SDC and Zip2 in June 1998, February 1999 and April 1999, respectively. These acquisitions were accounted for as purchases. In August 1999, Compaq sold a majority interest in AltaVista to CMGI. Accordingly, the results of operations and the estimated fair market value of the assets acquired and liabilities assumed were included in Compaq's financial statements from the respective dates of acquisition through divestiture or September 30, 1999, as applicable.

    Compaq's reported segments are Enterprise Solutions and Services, Commercial Personal Computing, and Consumer. Enterprise Solutions and Services provides  business critical servers, industry standard servers, network storage products and NonStopTM eBusiness solutions, as well as professional and customer services. Commercial Personal Computing delivers standards-based  computing emphasizing Internet access through workstations, desktops, portables, monitors, handheld devices and life cycle management products. Consumer targets home users with Internet-ready desktop PCs, portables, printers and related products as well as Internet access and e-services. Business activities that do not qualify for separate segment reporting are aggregated in the Other segment and are comprised primarily of AltaVista and Compaq Financial Services.

    The following table sets forth segment revenue and operating income for the three and nine months ended September 30, 1999 and 1998.
	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
	(in millions)
Enterprise Solutions and Services
Revenue	$ 4,940	$ 4,416	$ 14,810	$ 9,145
Operating income	599	320	1,613	798
Commercial Personal Computing
Revenue	2,727	3,097	9,052	7,841
Operating income (loss)	(169)	116	(347)	(139)
Consumer
Revenue	1,469	1,282	4,028	3,350
Operating income	65	43	193	119
Other
Revenue	72	(4)	157	(26)
Operating loss	(101)	(48)	(280)	(103)
Consolidated segment totals
Revenue	$ 9,208	$ 8,791	$ 28,047	$ 20,310
Operating income	$ 394	$ 431	$ 1,179	$ 675

    The accounting policies of the segments are the same as those used in the preparation of Compaq's consolidated financial statements. Compaq evaluates the performance of its operating segments based on segment operating income, which includes sales and marketing expenses, research and development costs and other overhead charges directly attributable to the operating segment. Certain expenses which are managed outside of the operating segments are excluded. These consist primarily of corporate and unallocated shared expenses, income taxes, other non-recurring charges for purchased in-process technology and restructuring and related charges, and other income and expense items. Unallocated shared expenses are comprised primarily of indirect information management expenses, certain costs related to business integration and other general and administrative expenses that are separately managed. Gains and losses associated with sale of businesses and investments are excluded from segment operating income. Compaq does not include inter-segment transfers between segments for management reporting purposes.

A reconciliation of the company's consolidated segment operating income to consolidated income (loss) before provision for income taxes follows:
	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
(in millions)
Consolidated segment operating income	$ 394	$ 431	$ 1,179	$ 675
Corporate and unallocated shared expenses	(325)	(275)	(994)	(642)
Purchased in-process technology	---	---	---	(3,234)
Restructuring and related charges	(868)	---	(868)	(393)
Gain on sale of businesses	1,156	---	1,182	---
Income (loss) before provision for income taxes	$ 357	$ 156	$ 499	$ (3,594)

Overview

    Compaq reported third quarter 1999 consolidated net income of $140 million ($0.08 per share), an increase of $25 million, or 22 percent, over the third quarter of 1998. Contributing to higher earnings in the third quarter as compared to 1998 was a one-time gain on the sale of a business partially offset by a non-recurring charge for restructuring and related matters, higher corporate and unallocated shared expenses and lower segment operating income. For the first nine months of 1999, net income was $237 million ($0.15 per share), an increase of $3.7 billion. Included in net income in the corresponding period in 1998 was a one-time charge for purchased in-process technology of $3.2 billion related to the acquisition of Digital. The other key elements contributing to the improvement in the first nine months of 1999 were benefits from the sale of businesses and higher segment operating income reflecting the acquisition of Digital, partially offset by restructuring and related charges and higher corporate and unallocated shared expenses.

    For the third quarter of 1999, worldwide revenue was $9.2 billion, an increase of $417 million, or 4.7 percent, compared with the third quarter of 1998. Higher revenue from Enterprise Solutions and Services and Consumer groups was partially offset by declines in Commercial Personal Computing group sales. For the first nine months of 1999, revenue was $28 billion, an increase of $7.7 billion, or 38 percent, over the same period last year with revenue in each business group higher in comparison with the prior period. Revenue amounts in the first nine months of 1998 reflect the acquisition of Digital in June 1998 while 1999 revenue reflects Digital amounts for the entire nine month period.

    Total gross margin as reported for the third quarter of 1999 was 23.2 percent, an improvement of 2.7 percentage points from the second quarter of 1999. As previously reported, second quarter 1999 gross margin was affected by a write-off of capitalized software costs related to certain discontinued products, increased warranty obligations for several commercial PC products no longer shipping and penalties related to some long-term purchasing commitments. Without these effects, gross margins improved 1 percentage point compared to the second quarter. Third quarter 1999 gross margin decreased 1.7 percentage points from the third quarter of 1998 primarily due to lower gross margins in the Commercial Personal Computing group. Gross margin for the nine months ended 1999 was 22.8 percent, an increase of 1.5 percentage points from the corresponding period in 1998. Prior year gross margin was affected by significant pricing and promotional actions taken by Compaq in the North American market during the first and second quarter of 1998.

    Operating expenses reported in the third quarter of 1999 were $2.016 billion, which includes a $42 million one-time non-cash charge related to AltaVista employee compensation. Operating expenses decreased from $2.198 billion in the second quarter of 1999 to $1.974 billion (excluding the one-time charge) in the third quarter of 1999, a $224 million, or 10 percent, improvement. The key items contributing to lower operating expenses were the continuation of the company's restructuring begun in the second quarter of 1998, the company's restructuring and cost containment initiatives begun in the third quarter of 1999 and a reduction of goodwill amortization expense related to the sale of AltaVista. For the first nine months of 1999, operating expenses were $6.1 billion, an increase of $1.8 billion from the corresponding period in 1998. Operating expense amounts in the first nine months of 1998 reflect the acquisition of Digital in June 1998 while 1999 operating expense reflects Digital amounts for the entire nine month period.

Enterprise Solutions and Services

    In the Enterprise Solutions and Services group, revenue for the third quarter of 1999 was $4.9 billion, up $524 million, or 12 percent, from the third quarter of 1998. Segment operating income was $599 million, an increase of $279 million, or 87 percent, from the third quarter of 1998. The enterprise business represented 54 percent of Compaq's revenue in the third quarter of 1999. For the first nine months of 1999, revenue increased $5.7 billion, or 62 percent, to $14.8 billion and operating income grew $815 million when compared to the corresponding 1998 period. Revenue and operating income amounts in the first nine months of 1998 reflect the acquisition of Digital in June 1998 while 1999 revenue and operating income reflects Digital amounts for the entire nine month period.

    The following table displays product and service revenue included in the Enterprise Solutions and Services group for the periods indicated.
	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
	(in millions)
Product revenue	$ 3,319	$ 2,905	$ 9,950	$ 7,062
Service revenue	1,621	1,511	4,860	2,083
Total Enterprise Solutions and Services revenue	$ 4,940	$ 4,416	$ 14,810	$ 9,145

    Product revenue for the third quarter grew 14 percent year over year to $3.3 billion. This increase in revenue resulted from strong growth in the Industry Standard Server Division, which grew 27 percent over the third quarter of 1998; Business Critical Server Division (Alpha and Himalaya platforms, Tru64 UNIX, OpenVMS and Linux operating systems), which grew 12 percent over the third quarter of 1998; and Storage Division, which grew 12 percent year over year. For the first nine months of 1999, product revenue was nearly $10 billion, higher by $2.9 billion, or 41 percent, when compared to 1998, in large part reflecting the acquisition of Digital. During the third quarter, Compaq introduced its ProLiant 8-way server, which, coupled with a product mix shift toward higher end devices, favorably impacted revenue during the third quarter of 1999.

    Services revenue grew 7 percent year over year to $1.6 billion, with Compaq Professional Services revenue growing 17 percent from the third quarter of 1998. Increased service contracts, including a major contract with a U.S. government agency, benefited the quarter. Service revenue was $4.9 billion in the first nine months of 1999, an increase of $2.8 billion, or 133 percent, compared with the corresponding period in 1998, in large part reflecting the acquisition of Digital.

    Enterprise Solutions and Services operating income in the third quarter of 1999 was benefited by lower operating expenses while margins remained relatively unchanged compared to the corresponding period in 1998. Operating expenses decreased $151 million, or 12 percent, as the impact of the company's restructuring and cost containment initiatives began to benefit results. For the first nine months of 1999 operating expenses increased $1.1 billion to $3.4 billion compared to the corresponding period in 1998. Operating expense amounts in the first nine months of 1998 reflect the acquisition of Digital in June 1998 while 1999 operating expense reflects Digital amounts for the entire nine month period.

    During the third quarter of 1999, Compaq announced intentions to cease product development on its Windows NT adaptation for Compaq's Alpha Server systems. Compaq will instead increase its Windows NT efforts on its Intel-based ProLiant platform while targeting Alpha Servers toward the high-end enterprise market using Compaq Tru64 UNIX and OpenVMS operating systems. Compaq is offering additional programs for certain customers who have previously deployed Windows NT on Compaq's Alpha Servers. The costs of such benefits are expected to impact fourth quarter 1999 segment operating income by approximately $50 million to $100 million and an additional $100 million to $150 million in the first quarter of 2000. Compaq believes this action will help clarify its platform strategy and customer value proposition for Windows NT, Alpha Servers and Intel solutions.

Commercial Personal Computing

    Commercial Personal Computing revenue was $2.7 billion for the third quarter of 1999, a decrease of $370 million, or 12 percent, from the third quarter of 1998. Commercial Personal Computing reported an operating loss of $169 million during the third quarter of 1999, compared to a loss of $225 million in the second quarter of 1999, and an operating profit of $116 million in the third quarter of 1998. Commercial PC products accounted for 30 percent of Compaq's revenue in the third quarter of 1999. For the first nine months of 1999, Commercial PC revenue was $9.1 billion, an increase of $1.2 billion, or 15 percent, and operating loss increased $208 million to $347 million when compared to the corresponding 1998 period.

    Several factors impacted Compaq's Commercial PC business during the third quarter, including aggressive pricing pressure, intense competition in the small and medium business market, the impact of the Taiwan earthquake and the reseller channel reducing its inventory.

    During the third quarter of 1999 average unit price declined 16 percent while units shipped grew 5 percent compared with the corresponding period in 1998. Compaq either maintained or grew its market share in all geographies except North America. During the third quarter, Compaq maintained its position as the number one worldwide PC company, with market share of 13.8 percent according to third party sources. Nonetheless, Compaq believes it has not kept pace with shifts in the PC sales and distribution model. Compaq plans to move aggressively to new business models in order to position the company for the next generation of PC innovation and Internet access.

    During the third quarter of 1999, Commercial PC incurred increased operating losses when compared to the corresponding period in 1998 due to a reduction in gross margin of 8.4 percentage points. For the first nine months of 1999, Commercial PC operating loss was higher by $208 million due to a decline in gross margin of 2.2 percentage points and higher operating expenses. Gross margin for the three and nine months ended September 30, 1999 was adversely affected by declines in average unit prices, industry-wide increases in the costs of memory components and higher costs associated with extended warranties.

Consumer

    Third quarter 1999 Consumer group revenue was $1.5 billion, up $187 million, or 15 percent from the third quarter 1998. Segment operating income for the quarter was $65 million, an increase of $22 million, or 51 percent, from the prior year's quarter. The Consumer business represented 16 percent of the company's revenue in the quarter. For the first nine months of 1999, revenue increased $678 million, or 20 percent, to $4 billion and operating income grew $74 million, or 62 percent, to $193 million when compared to the corresponding 1998 period.

    According to third party sources, Compaq maintained its strong number one worldwide consumer PC market share position during the third quarter. Revenue was benefited by unit growth of 53 percent in desktop PCs and 44 percent in mobile PCs year over year partially offset by declines in average unit prices and the reseller channel reducing its inventory. The Consumer group saw significant year over year growth in Europe, Latin America, Asia-Pacific and Greater China during the third quarter.

    Third quarter 1999 Consumer operating income improved $22 million compared to the prior period due to lower operating expenses on a percentage of revenue basis. For the first nine months of 1999, Consumer operating income was favorably impacted by 1 percentage point higher gross margin and modestly lower operating expenses on a percentage of revenue basis when compared to the corresponding period in 1998.

Other

    Included in Other segment was revenue from AltaVista of $25 million and $81 million and operating loss of $104 million and $256 million for the three and nine months ended September 30, 1999, respectively. AltaVista operating loss for these periods included goodwill and intangibles amortization of $52 million and $153 million. As previously described, Compaq sold a majority interest in AltaVista to CMGI in August 1999.

Corporate and Unallocated Shared Expenses

    The results of the three business groups exclude separately managed corporate and unallocated shared expenses, which totaled $325 million in the third quarter and $994 million for the first nine months of 1999. Corporate and unallocated shared expenses were comprised of information management costs of $123 million and $333 million, corporate costs of $136 million and $435 million, and other costs of $66 million and $226 million for the three and nine months ended September 30, 1999, respectively. The corporate and unallocated shared expenses were higher in both periods when compared to 1998 primarily due to increased information management and corporate communications costs, partially offset by lower corporate staff costs. Lower interest income and increased currency losses also contributed to the increase in corporate and unallocated shared expenses.

Purchased In-Process Technology

    As previously reported, upon consummation of the Digital acquisition in June 1998, Compaq expensed approximately $3.2 billion representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, Compaq's revenue and profitability may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired.

    Compaq began to benefit from the purchased in-process technology in late 1998 and is continuously monitoring its development projects. The development efforts related to the majority of the purchased in-process technology projects are progressing in accordance with the assumptions underlying the appraisal. As expected in the normal course of product development, certain projects have experienced delays and other projects are being evaluated due to changes in strategic direction and market conditions.

    During the third quarter of 1999, Compaq announced intentions to cease product development on its Windows NT adaptation for Compaq's Alpha Server systems. Compaq will instead increase its Windows NT efforts on its Intel-based ProLiant platform while targeting Alpha Servers toward the high-end enterprise market using Compaq Tru64 UNIX and OpenVMS operating systems. Compaq is offering additional programs for certain customers who have previously deployed Windows NT on Compaq's Alpha Servers. The costs of such benefits are expected to impact fourth quarter 1999 segment operating income by approximately $50 million to $100 million and an additional $100 million to $150 million in the first quarter of 2000.

Restructuring and Related Charges

    In September 1999, Compaq's management approved a restructuring plan to realign the company's organization, reduce infrastructure and overhead, and eliminate excess and duplicative facilities. Restructuring and related charges of $868 million ($600 million, net of tax) were expensed. These charges were comprised of $787 million of accrued restructuring costs, $58 million of related asset impairment charges and a $23 million pension curtailment loss to recognize a change in Compaq's projected pension benefit obligation in connection with employee separations.

    Components of accrued restructuring costs relating to the 1999 action as of September 30, 1999 are given below:
	Beginning Accrual	Expenditures	September 30, 1999
		(in millions)

Employee separations	$ 491	$ (22)	$ 469
Facility closure costs	96	---	96
Contract cancellation and other exit costs	200	(42)	158
Total accrued restructuring costs	$ 787	$ (64)	$ 723

    Accrued restructuring costs for employee separations related to approximately 7,000 employees worldwide affecting the majority of business functions, job classes and regions, with a majority of the reductions occurring in North America and Europe. Employee separation benefits include severance, medical and other benefits. Facility closure costs of $96 million were associated with the closure of 3.3 million square feet of manufacturing, distribution and office space in North America, Europe and Asia through sale or lease terminations. Contract cancellation and other exit costs of $200 million primarily related to terminating contractual obligations in connection with exiting the Compaq branded networking products business, and included $47 million for non-cash items.

    Compaq expects to substantially complete the initiatives contemplated in its restructuring plans within twelve months, with significant actions to be taken by December 31, 1999. Compaq believes that, upon conclusion of its restructuring initiatives, its cost structure will be significantly reduced. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

    In connection with the restructuring plan, Compaq performed a review of its long lived assets to identify potential impairments. As a result of this review, Compaq recorded a $58 million charge during the third quarter of 1999 for asset impairments resulting from abandonment or write-down to fair value of certain assets. Approximately $40 million related to the closure of a Compaq assembly plant in Asia.

    In June 1998, Compaq recorded a restructuring charge of approximately $1.7 billion to integrate the operations of Compaq and Digital. Accrued restructuring costs included separation benefits for approximately 17,000 employees, consolidation and closure of 13.2 million square feet of office, distribution and manufacturing space, termination of Digital contractual obligations and relocation costs of Digital employees. Restructuring costs related to Digital were recorded as a component of the Digital acquisition and costs related to Compaq were charged to operations. Compaq has completed most of the actions contemplated under the restructuring plans. Accrued restructuring costs at September 30, 1999 include amounts for actions that have already been taken, but for which expenditures have not yet been made. Accrued restructuring costs as of September 30, 1999 and amounts charged against the provision during 1999 are as follows:
	December 31, 1998	Expenditures	September 30, 1999
		(in millions)

Employee separations	$ 723	$ (425)	$ 298
Facility closure costs	317	(63)	254
Relocation	43	(8)	35
Other exit costs	27	(10)	17
Total accrued restructuring costs	$ 1,110	$ (506)	$ 604

    Approximately $145 million of the accrual at September 30, 1999 related to future cash payments to employees separated prior to September 30, 1999.

    For the nine months ended September 30, 1999, employee separations due to both restructuring actions totaled 5,058, of which 822 were pursuant to the restructuring action approved in September, 1999. The net headcount reduction for the nine months ended September 30, 1999, including attrition and restructuring, offset by selective hiring, totaled 2,531. Since the date of the Digital acquisition, employee separations due to restructuring actions were 15,600. The net headcount reduction since the date of the Digital acquisition, including attrition and restructuring, offset by selective hiring, was 15,311. Total headcount at September 30, 1999 was 68,134.

Gain on Sale of Businesses

    In August 1999, Compaq sold an 81.5 percent equity interest in AltaVista for approximately 19 million CMGI common shares, CMGI preferred shares convertible into 1.8 million CMGI common shares and a $220 million three year note receivable. On October 28, 1999, CMGI converted the CMGI preferred shares held by Compaq into 1.8 million CMGI common shares. CMGI common shares of 20.8 million carry certain restrictions whereby Compaq may not sell 50 percent of its CMGI common shares in less than one year and the remainder in less than 18 months from the date of the transaction. Total consideration received from CMGI was valued at $1.8 billion. After adjusting for the net assets sold and for the expenses associated with the divestiture, Compaq realized a gain of approximately $1.2 billion ($670 million, net of tax). Compaq accounts for its minority investments in CMGI and AltaVista under the cost method.

    In June 1999, Compaq sold certain network switching assets for $70 million in cash. Compaq realized a gain on the sale of $26 million ($16 million, net of tax), recorded as gain on sale of businesses. The assets sold consisted of intangible assets and property, plant and equipment.

Other Items

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in current-period earnings. Compaq plans to adopt FAS 133 effective January 1, 2000. Compaq believes adoption of FAS 133 will not have a material adverse effect on its consolidated results of operations or financial condition.

Liquidity and Capital Resources

    Compaq's cash and cash equivalents decreased to $2.3 billion at September 30, 1999, from $4.1 billion at December 31, 1998. The decrease resulted from $3.1 billion used in investing activities, offset in part by $456 million provided by operating activities and $855 million provided by financing activities.

    Net cash of $456 million provided by operating activities was comprised of net income adjusted for depreciation and amortization of $1.3 billion offset by $591 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from an increase in inventories, cash payments for accounts payable and cash payments for restructuring activities, partially offset by cash receipts for accounts receivable and an increase in other current liabilities. Days sales outstanding for the third quarter was 61 days versus 56 days for the fourth quarter of 1998. Inventory turns for the third quarter of 1999 were 13.2 versus 15.9 for the fourth quarter of 1998.

    Net cash of $3.1 billion used in investing activities resulted primarily from the following items. Compaq paid cash of $219 million, net of cash acquired, for the acquisition of SDC and $295 million, net of cash acquired, for the acquisition of Zip2. Compaq also used cash of $867 million for capital expenditures and $1.4 billion for the purchase of short-term investments.

    Net cash of $855 million provided by financing activities consisted primarily of short-term borrowings of $1.3 billion, partially offset by a $400 million payment for the retirement of Digital preferred stock and $208 million in stock repurchases.

    Future uses of cash during the remainder of 1999 include an estimated $275 million in capital expenditures for land, buildings and equipment, an estimated $350 million for purchases of equipment to be leased and cash expenditures for the planned restructuring activities as previously discussed.

    Compaq also plans to use available liquidity to develop the purchased in-process technology related to the Digital acquisition into commercially viable products. This primarily consists of planning, designing, prototyping, high-volume manufacturing verification and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Bringing the purchased in-process technology to market also includes developing firmware, diagnostic software, device drives, and testing the technology for compatibility and interoperability with commercially viable products. At September 30, 1999, the estimated costs to be incurred to develop the purchased in-process technology into commercially viable products totaled approximately $2.9 billion in the aggregate through the year 2005 ($90 million in 1999, $570 million in 2000, $610 million in 2001, $590 million in 2002, $540 million in 2003, $320 million in 2004 and $140 million in 2005).

    Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq has a $1 billion revolving credit facility which was renewed during the quarter and expires in October 2000 and a $3 billion revolving credit facility that expires in 2002. Both of these facilities were unused at September 30, 1999. Compaq has also established a $1.5 billion short-term commercial paper program, supported by the $3 billion credit facility. Outstanding commercial paper reduces available borrowings under this credit facility. At September 30, 1999, Compaq had approximately $1.3 billion in commercial paper outstanding under the program, with a weighted average interest rate of 5.8 percent. Additionally, Compaq maintains various uncommitted lines of credit, which totaled approximately $650 million at September 30, 1999. There were no outstanding borrowings against these lines at September 30, 1999. Compaq believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon its needs and market conditions.

    On October 28, 1999, the board of directors of Compaq approved a cash dividend of $0.025 per share of common stock, or approximately $42 million, to shareholders of record as of December 31, 1999.

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

    Transition to direct sales could negatively affect financial results. In recent years, the market for personal computers has shifted from sales through resellers toward direct sales to end users. Compaq sells directly to end users in its enterprise and services businesses and primarily sells through third party resellers in its personal computer business. Direct sales frequently present a more efficient business model for personal computer sales, particularly in the small and medium business market. Compaq has not kept pace with changes in the industry's sales and distribution model and does not currently have in place processes for order entry, production of individualized units and direct distribution that can operate efficiently to manage a large portion of its current personal computer sales. Compaq has established a variety of programs designed to achieve these capabilities by simplifying its product set and pricing model, re-engineering the channel delivery model and more rapidly expanding e-commerce capabilities for large, medium and small businesses. The failure to successfully implement these programs in a timely manner could have a material adverse impact on its business. In addition, if Compaq does not achieve direct capacity quickly, its transition from indirect sales to direct sales could lead to a loss of sales if resellers favor other brands or if the financial condition of resellers erodes as a result of Compaq's transition.

    Credit risks could increase if financial condition of resellers erodes. Compaq's primary means of distribution is through distributors and resellers. Compaq continually monitors and manages the credit it extends to distributors and resellers and attempts to limit credit risks by utilizing risk transfer arrangements and obtaining security interests. Recently distributors and resellers have been consolidating in response to changes in the profitability of their businesses. Compaq's business could be adversely affected in the event that the financial condition of its distributors and resellers erodes. Upon the financial failure of a distributor or reseller, Compaq could experience disruptions in distribution as well as a loss associated with the unsecured portion of any outstanding accounts receivable.

    Competitive environment places pressure on revenue and gross margins. Competition remains intense in the information technology industry with a large number of competitors vying for market share. Competition creates an aggressive pricing environment, which continues to put pressure on revenue and gross margins. Compaq has experienced this pressure, particularly in its Commercial Personal Computing group. This pressure may continue in the future.

    New form factors introduce uncertainty into the market. The increasing reliance on the Internet is creating new dynamics in the computer industry. As businesses and consumers turn to the Internet, speed and connectivity may become more critical than stand-alone power for client devices. Compaq intends to introduce a new generation of Internet devices that will be built around simple form factors, customized functions and wireless mobility. Compaq's products will vie for market share against those of computer companies as well as consumer electronics and telecommunications companies. Hardware products, which are Compaq's traditional area of strength, may become less important than service offerings in attracting and retaining customers. In addition, as new form factors are adopted, sales of traditional personal computers may decline.

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

    Employee retention could hamper business operations. Compaq competes for employees in an industry in which employee stock options are used to attract and motivate employees. As Compaq has experienced a decline in its stock price in 1999, its employee turnover has increased. In searching for new employees and retaining its current employees Compaq competes with other technology companies, including start-up Internet companies that may be perceived as offering significant opportunities to realize wealth. Compaq has a number of management openings, including the position of Chief Financial Officer. Compaq's failure to attract key employees to fill these openings or the loss of significant numbers of additional key employees could make it difficult for Compaq to achieve its current business plans.

    Restructuring activities could impede operations. Compaq undertook significant restructuring activities in the third quarter of 1999 that will continue to be carried out in 2000. In addition, a number of actions remain to be completed from its restructuring activities initiated in 1998. Compaq expects to substantially complete the initiatives contemplated in its restructuring plans within twelve months, with significant actions taken by December 31, 1999. These activities are focused on alignment around three business groups, each of which will be structured to be competitive within its sphere of operations. Compaq is focused on bringing its operational expenses to appropriate levels for each of its businesses while simultaneously implementing extensive new programs. The significant risks associated with these actions can include delays in decision-making, lack of clear lines of authority during transitions, customer confusion about Compaq's future products and services, and an adverse impact on employee morale and retention. Compaq believes that, upon conclusion of its restructuring initiatives, its cost structure will be significantly reduced. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

    Integrating businesses could divert focus. Compaq believes that the acquisition of Digital and other companies will enhance its operating results, but Compaq confronts challenges in synchronizing diverse product roadmaps and business processes and integrating logistics, marketing, product development, services and manufacturing operations to achieve efficiencies. Timing of these decisions is a critical element in Compaq's success. Taking the necessary steps may lead to gaps in short-term performance; furthermore, delaying action will reduce Compaq's ability to compete effectively because resources and people will be too dispersed to achieve acceptable rates of return. Compaq's high-end business in particular has been affected by integration issues involving customer perception, overlapping product lines and the need to implement appropriate sales force training and incentive plans. During the third quarter of 1999, Compaq announced intentions to cease product development on its Windows NT adaptation for Compaq's Alpha Server systems. Compaq will instead increase its Windows NT efforts on its Intel-based ProLiant platform while targeting Alpha Servers toward the high-end enterprise market using Compaq Tru64 UNIX and Open VMS operating systems. Compaq is offering additional programs for certain customers who previously deployed Windows NT on Compaq's Alpha Servers. The costs of such programs are expected to impact fourth quarter 1999 segment operating income by approximately $50 million to $100 million and an additional $100 to $150 million in the first quarter of 2000.

    Market growth estimates depend upon evaluation of Year 2000 impact. Compaq expects the personal computer market to expand in 1999 in line with third-party research organizations' forecasts of revenue growth of 5 percent. Based on third-party research, enterprise market revenue is expected to expand at a growth rate of 8 percent and the high technology service sector revenue is expected to expand at a rate of 13 percent. The actual growth of each of these markets in 1999 will depend in part on customers' response to the Year 2000 transition. Some commentators believe that concerns about Year 2000 will expand demand in the last part of the year, particularly in the small and medium business arena where customers may have delayed implementation of necessary changes. Others believe that concerns about implementing new systems in the face of Year 2000 concerns will slow demand, particularly in fourth quarter sales of high end products to major global customers. Compaq expects that concerns about implementing new systems will slow demand for certain of its Enterprise Solutions and Services products in the last six weeks of the fourth quarter of 1999. Compaq does not anticipate an impact on its Commercial Personal Computing and Consumer businesses because while certain customers may delay purchases at year end, others may acquire new units to ensure that their units are ready for the next millennium.

    Quarterly sales cycle makes planning and operational efficiencies difficult. Compaq, like other computer companies, generally sells more products in the third month of each quarter than in the first and second months. This sales pattern places pressure on manufacturing and logistics systems based on internal forecasts and may adversely affect Compaq's ability to predict its financial results accurately. In addition, to rationalize manufacturing utilization, Compaq may build products early in the quarter in anticipation of demand late in the quarter. Developments late in a quarter, such as lower-than-anticipated product demand, a systems failure, or component pricing movements, can adversely impact inventory levels, cash and related profitability, which is disproportionate to the number of days in the quarter that is affected.

    Component shortages could curtail production. From time to time supply for key components in Compaq's products lags behind worldwide demand. In the event that supply of a key material component is delayed or curtailed, Compaq's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Industry shortages currently exist for certain types of display panels, microprocessors, memory and capacitors. Compaq attempts to mitigate the risks of component shortages by working closely with key suppliers on product plans, coordinated product introductions, purchases on the spot market, and selected strategic purchases.

    Doing business in certain locations creates additional risks. Manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas such as Asia-Pacific, Latin America and other emerging markets, subject Compaq to a number of economic and other risks, such as financial instability among resellers in these regions. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular Asia- Pacific and Latin America, when compared to U.S. and European markets. Compaq is also subject to any political and financial instability in the countries in which it operates, including inflation, recession, currency devaluation and interest rate fluctuations. Compaq continues to monitor its business operations in these regions and takes various measures to manage risks in these areas.

    Minority investments could adversely affect liquidity and earnings. Compaq holds minority interests in companies having operations or technology in areas within Compaq's strategic focus. Some of these investments are in research and development, start-up or development stage companies or companies where operations are not yet sufficient to establish them as going concerns. As a result, Compaq may be called upon under contractual or other terms to provide funding for operations of such investees and may share in the losses of such entities. While Compaq's share of such losses has not been significant to-date, Compaq anticipates that such losses will increase in the future. Certain other investments are in publicly traded companies whose share prices are highly volatile. Thus far, however, the overall financial impact of these investments has been favorable. Adverse changes in market conditions or poor operating results of underlying investments could result in Compaq incurring losses or an inability to recover the carrying value of its investments.

    Opportunities for market share in the consumer business could increase revenue. In October 1999, two of Compaq's competitors in the consumer market announced that they would curtail their sales to consumers in North America. Their departure will give Compaq an opportunity to gain market share and increase revenue. Compaq's ability to take advantage of these changes could be hampered by component shortages and strong competition in the consumer sector. Although Compaq believes that certain of these customers will be attracted to Compaq's brand, Compaq remains focused on profitable market share growth and will not compete solely on price.

    Year 2000 compliance requires significant effort. The following disclosure is a Year 2000 readiness disclosure statement under the Year 2000 Readiness and Disclosure Act.

    Compaq's Year 2000 program is designed to minimize the possibility of serious Year 2000 interruptions. Possible Year 2000 worst case scenarios include the interruption of significant parts of Compaq's business as a result of critical information systems failure or the failure of suppliers, distributors or customers. Any such interruption may have a material adverse impact on future results. Since these possibilities cannot be eliminated, Compaq is incorporating Year 2000 concerns into its contingency plans for dealing with catastrophic events.

    In 1997, Compaq established a task force to address its personal computer product and customer concerns, and a separate task force to address its internal information systems, including technology infrastructure and embedded technology systems and the compliance of its suppliers and distributors. In 1998, Compaq integrated the Tandem and Digital task forces with its own so that the task force addresses the product and information systems and supplier and distributor concerns for the entire company.

    With respect to product readiness, the compliance definitions of Compaq, Tandem and Digital remain in effect for most of the respective follow-on products of each company. The readiness status of Compaq, Tandem and Digital products is available on the Compaq Year 2000 Web site at www.compaq.com/year2000. In addition to selling tested products, Compaq also offers a range of Year 2000 readiness services. Because there is no uniform definition of Year 2000 "compliance" and because all customer situations cannot be anticipated, particularly those involving other vendors' products, Compaq may see a change in demand or an increase in warranty and other claims as a result of the Year 2000 transition. Such events, should they occur, could have a material adverse impact on future results.

    In 1998, substantially all internal information systems and other infrastructure areas including communication systems, building security systems and embedded technologies in areas such as manufacturing processes were identified, assessed and categorized for Year 2000 readiness as Priority 1, 2 and 3, with 1 being critical, 2 being intermediate and 3 being non-critical with no impact on business operations. As of September 30, 1999, Compaq was complete with its remediation of Priority 1 and Priority 2 items and closed the third quarter in a Year 2000 ready environment worldwide for its internal supporting systems and infrastructure. To ensure that the integrity of the Year 2000 ready internal environment is maintained, a freeze on changes to applications and infrastructure, with tightly controlled exceptions, has been established from October 18, 1999 to January 15, 2000.

    Compaq has conducted a review of its internal production equipment, production and procurement suppliers and key channel partners regarding Year 2000 readiness. Internal production equipment has been tested and upgraded to achieve a Year 2000 readiness state. Suppliers, including strategic OEMs, have been reviewed and risk assessments have been completed. Management believes that each of its strategic OEMs has achieved a Year 2000 readiness state or is implementing plans to achieve readiness in a timely manner. In certain cases, Compaq has identified critical component suppliers who operate in what the company has deemed "high-risk" countries. While these suppliers continue to address their Year 2000 issues, Compaq is finalizing contingency plans for these components and will begin implementing these plans as appropriate. Reviews of key channel partners have also been completed. With respect to suppliers and distributors, because Compaq's readiness depends upon their successful remediation of Year 2000 problems, failures on the part of suppliers and distributors remain a possibility and could have a material adverse impact on future results.

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

    The costs of the readiness program for products are primarily costs of existing internal resources largely absorbed within existing engineering spending levels. These costs were incurred primarily in 1997 and earlier years and were not broken out from other product engineering costs. No future material product readiness costs are anticipated. The costs of the readiness program for internal information and other systems and suppliers and distributors are a combination of incremental external spending and use of existing internal resources and expertise. Over the life of the internal readiness effort, these costs are estimated to be $123 million, of which approximately 93 percent has been incurred through September 1999. The remaining costs are primarily designated for incident management, finalizing and validating business continuity plans, and program shutdown. The costs of implementing enterprise-wide system renewal efforts are not included in this estimate. Milestones and implementation dates and the costs of Compaq's Year 2000 readiness program are subject to change based on new circumstances that may arise or new information becoming available that may change underlying assumptions or requirements included in this estimate.

    Effective tax rate. Compaq's effective tax rate for the three and nine months ended September 30, 1999 increased to 61 percent and 53 percent, respectively, as compared to 26 percent for the three and nine months ended September 30, 1998, before the effect of non-deductible purchased in-process technology in 1998. The higher effective tax rate in 1999 was primarily due to the tax rates in the various jurisdictions that were affected by the gain on sale of businesses and the restructuring and related charges. The 1999 effective tax rate was also increased for the effect of a non-deductible stock option compensation charge. Compaq anticipates an effective tax rate of approximately 23 percent to 26 percent for the remainder of 1999. This rate is primarily affected by the proportion of manufacturing income to total income which Compaq earns in Singapore that is subject to an ongoing tax holiday.

    The Singapore tax holiday for manufacturing operations can be maintained through August 2004 if cumulative investment levels and other conditions are maintained. Compaq's tax rate is heavily dependent upon the proportion of earnings that is derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the United States. If the earnings of this subsidiary as a percentage of Compaq's total were to decline significantly from current levels, or should Compaq's ability to reinvest those earnings be reduced, Compaq's effective tax rate would increase. In addition, should Compaq's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary require significant adjustment due to audits or regulatory changes, Compaq's overall tax rate could increase. Compaq expects an increase in its overall effective tax rate in 2000 primarily related to an anticipated decline in the earnings of its Singaporean subsidiary as a percentage of Compaq's total.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

    Compaq is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other. It attempts to reduce these risks by utilizing financial instruments, including derivative transactions.

    Compaq uses market valuations and value-at-risk valuation methods to preliminarily assess market risk of its financial instruments and derivative portfolios. It uses software by RiskMetrics™ to estimate the value-at-risk of its financial instruments and derivative portfolios based on estimates of volatility and correlation of market factors drawn from RiskMetrics™ data sets for the dates calculated. RiskMetrics™ defines loss as a reduction in the value of a portfolio in the event of adverse market conditions, using a predetermined confidence interval, over a specified period of time. Compaq included all fixed income investments and foreign exchange contracts in the value-at-risk calculation. The holding period for these instruments varies from one day to nine months. The measured value-at-risk from holding derivative and other financial instruments, using a 95 percent confidence level and assuming normal market conditions during the period ended September 30, 1999 was immaterial.

    The value of the U.S. dollar affects Compaq's financial results. Changes in exchange rates may positively or negatively affect Compaq's revenues, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. Compaq engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Using primarily forward exchange contracts, Compaq hedges those assets and liabilities that, when remeasured according to generally accepted accounting principles, impact the income statement. For some markets, Compaq has determined that ongoing hedging of non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. Compaq purchases foreign currency option contracts from time to time as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated revenues of Compaq's international marketing subsidiaries, with the exception of Latin America and other subsidiaries that reside in countries in which such activity would not be cost effective or local regulations preclude this type of activity. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of Compaq's hedging programs include accuracy of sales forecasts, volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by Compaq are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although Compaq maintains these programs to reduce the impact of changes in currency exchange rates, Compaq's revenues or costs are adversely affected when the U.S. dollar sustains a strengthening position against currencies in which Compaq sells products and services or a weakening exchange rate against currencies in which Compaq incurs costs.

    Compaq is exposed to equity price risks on the marketable portion of investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within Compaq's strategic focus. Compaq typically does not attempt to reduce or eliminate its market exposure on these securities. A 20 percent adverse change in equity prices would result in an approximate $360 million decrease in the fair value of the company's available for sale securities as of September 30, 1999.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to unaudited interim consolidated financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
10.18	U.S. $1,000,000,000 Revolving Credit Agreement (364-Day) dated as of October 1, 1999 among Compaq Computer Corporation, Bank of America, N.A., as Sole Administrative Agent, The Chase Manhattan Bank and Citibank, N.A., as Syndication Agents, and The Banks party hereto, arranged by Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager

	27	EDGAR financial data schedule

(b)	Reports on Form 8-K
	(i)	Report on Form 8-K dated July 22, 1999, containing Compaq's news release dated July 22, 1999, announcing the appointment of Michael D. Capellas as president and chief executive officer
	(ii)	Report on Form 8-K dated July 28, 1999, containing Compaq's news release dated July 28, 1999, announcing its earnings results for the second quarter of 1999
(iii)	Report on Form 8-K dated August 19, 1999, containing Compaq's news release dated August 19, 1999, announcing the completion of CMGI's acquisition of a majority stake in AltaVista and Compaq's position as the largest shareholder in CMGI effective August 18, 1999

	(iv)	Report on Form 8-K dated October 27, 1999, containing Compaq's news release dated October 26, 1999, with respect to its earning release for the third quarter of 1999
	(v)	Report on Form 8-K dated November 3, 1999, containing summary financial data by operating segment for the third quarter of 1999

       All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 1999	COMPAQ COMPUTER CORPORATION
/s/ Ben K. Wells Ben K. Wells, Acting Chief Financial Officer and Vice President, Corporate Treasurer (as authorized officer and as acting principal financial officer)

EXHIBIT 27
<ARTICLE> 5
<LEGEND>
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM COMPAQ COMPUTER CORPORATION'S CONSOLIDATED BALANCE SHEET AND CONSOLIDATED STATEMENT OF INCOME FOR THE PERIOD ENDED SEPTEMBER 30, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
</LEGEND>
<MULTIPLIER> 1,000,000

<BTB>
<PERIOD-TYPE>	9-MOS
<FISCAL-YEAR-END>	DEC-31-1999
<PERIOD-END>	SEP-30-1999
<CASH>	2,253
<SECURITIES>	1,444
<RECEIVABLES>	6,618
<ALLOWANCES>	0
<INVENTORY>	2,131
<CURRENT-ASSETS>	14,706
<PP&E>	3,141
<DEPRECIATION>	0
<TOTAL-ASSETS>	24,751
<CURRENT-LIABILITIES>	12,008
<BONDS>	0
<COMMON>	7,555
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<OTHER-SE>	4,649
<TOTAL-LIABILITY-AND-EQUITY>	24,751
<SALES>	23,187
<TOTAL-REVENUES>	28,047
<CGS>	18,348
<TOTAL-COSTS>	21,648
<OTHER-EXPENSES>	6,095
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	112
<INCOME-PRETAX>	499
<INCOME-TAX>	262
<INCOME-CONTINUING>	237
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	237
<EPS-BASIC>	0.15
<EPS-DILUTED>	0.15

