Form 10-Q/A
period 1999-09-30
COMPAQ COMPUTER CORP
filed 2000-01-24
CIK 714154

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

COMPAQ COMPUTER CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

Three months ended September 30,			Nine months ended September 30,
(In millions, except per share amounts)	1999	1998	1999	1998

Revenue:
Products	$ 7,587	$ 7,280	$ 23,187	$ 18,227
Services	1,621	1,511	4,860	2,083
Total revenue	9,208	8,791	28,047	20,310

Cost of sales:
Products	6,009	5,569	18,348	14,576
Services	1,063	1,037	3,300	1,416
Total cost of sales	7,072	6,606	21,648	15,992

Selling, general and administrative expense	1,615	1,581	4,824	3,417
Research and development costs	401	430	1,271	924
Purchased in-process technology	---	---	---	3,234
Restructuring and related charges	868	---	868	393
Gain on sale of businesses	(1,156)	---	(1,182)	---
Other (income) expense, net	51	18	119	(56)
	1,779	2,029	5,900	7,912

Income (loss) before provision for income taxes	357	156	499	(3,594)
Provision (benefit) for income taxes	217	41	262	(93)
Net income (loss)	$ 140	$ 115	$ 237	$ (3,501)

Earnings (loss) per common share:
Basic	$ 0.08	$ 0.07	$ 0.15	$ (2.21)
Diluted	$ 0.08	$ 0.07	$ 0.15	$ (2.21)

Shares used in computing earnings (loss) per
common share:
Basic	1,693	1,675	1,692	1,585
Diluted	1,730	1,737	1,737	1,585
See accompanying notes to interim consolidated financial statements.

COMPAQ COMPUTER CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

			Nine months ended September 30,
(In millions)			1999	1998

Cash flows from operating activities:
Net income (loss)			$ 237	$ (3,501)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization			1,087	557
Purchased in-process technology			---	3,234
Restructuring and related charges			868	393
Deferred income taxes			(14)	---
Gain on sale of businesses			(1,182)	---
Stock compensation charge			51	---
Changes in operating assets and liabilities, net of
effects of acquired and divested businesses			(591)	17
Net cash provided by operating activities			456	700
Cash flows from investing activities:
Capital expenditures, net			(867)	(470)
Purchases of short-term investments			(1,444)	---
Proceeds from maturities of short-term investments			---	322
Acquisitions of businesses, net of cash acquired			(517)	(1,413)
Proceeds from sale of businesses			70	---
Other, net			(332)	(361)
Net cash used in investing activities			(3,090)	(1,922)
Cash flows from financing activities:
Proceeds from short-term borrowings			1,312	---
Payments to retire Digital preferred stock			(400)	---
Payments to retire debt			---	(788)
Purchase of treasury shares			(208)	(208)
Issuance of common stock pursuant to stock option plans			148	260
Tax benefit associated with stock options			105	---
Dividends to shareholders			(102)	(71)
Other, net			---	(1)
Net cash provided by (used in) financing activities			855	(808)
Effect of exchange rate changes on cash and cash equivalents			(59)	20
Net decrease in cash and cash equivalents			(1,838)	(2,010)
Cash and cash equivalents at beginning of period			4,091	6,418
Cash and cash equivalents at end of period			$ 2,253	$ 4,408

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

January 24, 2000	COMPAQ COMPUTER CORPORATION
/s/ Ben K. Wells Ben K. Wells, Acting Chief Financial Officer and Vice President, Corporate Treasurer (as authorized officer and as acting principal financial officer)