Form 10-K
period 1999-12-31
COMPAQ COMPUTER CORP
filed 2000-02-23
CIK 714154

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999	Commission File Number 1-9026

COMPAQ COMPUTER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0011617 (I.R.S. Employer Identification No.)

20555 SH 249, Houston, Texas 77070
(281) 370-0670
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 2000 (assuming all officers and directors are affiliates and based on the last sale price on the New York Stock Exchange as of such date) was approximately $46 billion.

    The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of January 31, 2000, was approximately 1.7 billion.

DOCUMENTS INCORPORATED BY REFERENCE

    There is incorporated by reference in Part II and Part III of this Annual Report on Form 10-K certain of the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held April 27, 2000, which will be filed by the registrant within 120 days after December 31, 1999.

Compaq Computer Corporation

Form 10-K Annual Report

Fiscal Year Ended December 31, 1999

Table of Contents

PART I
Item 1.	Business	2
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Securities Holders	10
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	11
Item 6.	Selected Consolidated Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 8.	Financial Statements and Supplementary Data	28
Item 9.	Disagreement with Accountants on Accounting and Financial Disclosures	28
PART III
Items 10-13.		59
PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	59
Signatures		62
Schedule II	Compaq Computer Corporation Valuation and Qualifying Accounts	64
Exhibit 21	Subsidiaries
Exhibit 23	Consent of Independent Accountants
Exhibit 27	Edgar Financial Data Schedule

PART I

Item 1. Business

General

    Founded in 1982, Compaq Computer Corporation ("Compaq"), a Fortune Global 100 company, is the largest supplier of computing systems in the world. Compaq designs, develops, manufactures and markets hardware, software, solutions and services, including industry-leading enterprise computing solutions, fault-tolerant business-critical solutions, networking and communication products, commercial desktop and portable products and consumer PCs for the NonStop™ Internet world.

    Compaq products and services are sold in more than 200 countries directly to businesses, through a network of authorized Compaq marketing partners, and directly to businesses and consumers via Compaq's e-commerce Web site at www.compaq.com. Compaq markets its products and services primarily to customers from the business, home, government and education sectors. Customer support and information about Compaq and its products and services are available at www.compaq.com.

Recent Acquisitions and Divestitures

    In May 1997, Compaq completed a cash tender offer for Microcom, Inc., a manufacturer of remote access technologies and solutions, for $288 million. This acquisition was accounted for as a purchase.

    In August 1997, Compaq merged with Tandem Computers Incorporated ("Tandem") in a stock-for-stock transaction accounted for as a pooling of interests. Tandem provided its customers with reliable, scaleable, fault-tolerant enterprise computer systems and client/server solutions.

    In June 1998, Compaq completed the acquisition of Digital Equipment Corporation ("Digital") for an aggregate purchase price of $9.1 billion. This acquisition was accounted for as a purchase. Digital was an industry leader in implementing and supporting networked business solutions in multi-vendor environments based on high performance platforms with an established global service and support team.

    In February 1999, Compaq acquired Shopping.Com ("SDC") for an aggregate purchase price of $257 million. This acquisition was accounted for as a purchase.

    In April 1999, Compaq acquired Zip2 Corp. ("Zip2") for an aggregate purchase price of $341 million. This acquisition was accounted for as a purchase.

    In June 1999, Compaq sold certain network switching assets for $70 million in cash. Compaq realized a gain on the sale of $26 million ($16 million, net of tax), recorded as gain on sale of businesses. The assets sold consisted of intangible assets and property, plant and equipment.

    In July 1999, Compaq Financial Services ("CFS"), a wholly owned leasing subsidiary, acquired the remaining 50 percent interests in two leasing joint ventures from Leasetec Corporation International ("Leasetec") for approximately $24 million. This acquisition was accounted for as a purchase.

    In August 1999, Compaq sold an 81.5 percent equity interest in AltaVista Company (a business established with certain assets acquired in the Digital acquisition and certain assets of Compaq), SDC and Zip2 (collectively "AltaVista") to CMGI, Inc. ("CMGI") for consideration valued at $1.8 billion. After adjusting for the net assets sold and for the expenses associated with the divestiture, Compaq realized a gain of approximately $1.2 billion ($670 million, net of tax).

    In February 2000, Compaq acquired certain configuration and distribution assets of InaCom Corp. ("Inacom"), a provider of information technology services and products. The purchase price, subject to post-closing adjustments, is estimated at $370 million in cash and the assumption of certain related liabilities. This acquisition will be accounted for as a purchase. In connection with the acquisition, Compaq has also entered into a services, supply and sales agreement with Inacom that includes annual commitments to Inacom to outsource certain service business and provide Inacom with hardware services over the next three years, subject to certain conditions, and related penalties in the event Compaq does not meet the required targets. Compaq has also provided a commitment to Inacom to enter into a $55.5 million secured revolving credit facility, subject to certain conditions. Inacom could begin to draw on this facility in May 2000 if certain conditions are met. This facility would be repaid in nine equal monthly installments beginning January 2001. Borrowings under such facility will bear interest at 2 percent over the rate applicable under Inacom's existing revolving credit facility.

    During 1999, certain wholly owned subsidiaries of Compaq, including Digital, were merged with and into Compaq or wholly owned subsidiaries of Compaq.

    For further information see Note 2 of the Notes to Consolidated Financial Statements.

Compaq Global Business Groups

    During 1999, Compaq's operations and corresponding organizational structures were realigned into three strategic global business groups that offer products and services tailored for particular market sectors. They are managed separately as each global business group targets different markets with diverse technology and solutions needs. These groups, which form Compaq's reportable segments, are Enterprise Solutions and Services, Commercial Personal Computing, and Consumer. For further information on Compaq's reportable segments, including revenues for the years ended December 31, 1999, 1998 and 1997, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 of the Notes to Consolidated Financial Statements.

Compaq Products and Services

    Compaq designs, develops, manufactures and markets products and services that provide its customers with solutions for leadership in the emerging Internet-based economy. In 2000, Compaq plans to continue its leadership role with products that address new technologies, reliability, high performance, competitive price points, and new markets. Compaq continues to invest in research and development across all its product lines.

    Enterprise Solutions and Services ("ESS").  ESS designs, develops, manufactures, markets and services advanced computing and telecommunication products, including business-critical servers, industry-standard servers, storage products and  NonStop™ eBusiness solutions under such industry-leading brands as NonStop™ Himalaya™ Systems,  NonStop™ Integrity™ Systems, AlphaServer™ Systems, ProLiant™ Servers, Prosignia™ Servers, VAX Systems, NeoServers, TaskSmart Servers, StorageWorks™ and SANWorks. ESS also delivers worldwide infrastructure design, implementation and management services through its global Professional and Customer Services divisions. ESS accounted for approximately 52 percent of Compaq's consolidated revenue in 1999.

    ESS business-critical server product lines include Compaq's fault-tolerant NonStop™ Himalaya TruCluster™ and AlphaServer Systems. NonStop™ Himalaya Systems deployed in the financial industry routinely process billions of dollars of financial transactions worldwide, including approximately 66 percent, 95 percent, 80 percent and 75 percent of credit card, securities, ATM and EFT networks transactions, respectively, according to DH Brown Associates, Inc. In 1999, Compaq maintained its leadership in business-critical servers with the introduction of its AlphaServer SC Series, AlphaServer GS Series and AlphaStation™ XP1000 products based on its Alpha EV67 Processor. AlphaServer SC Series supercomputers use standard AlphaServer shared-memory parallel servers connected with an ultra-low latency, high band-width and high performance switching interconnect. Up to 128 standard AlphaServer symmetrical multi-processor building blocks, each with the technical computing power of approximately an eight processor Cray C90 vector supercomputer, are managed as a single system under Compaq's Tru64 UNIX operating system. Compaq Alpha processors power five of the top ten most powerful computers in the world according to lists compiled by Mannheim University and the University of Tennessee, and most of the major Internet service providers. ESS NonStop™ business-critical server products are predominately marketed and shipped directly to businesses and governments.

    Compaq is the market leader in the industry-standard server market with broad product offerings centered on its Intel-based ProLiant Servers. ProLiant Servers run predominantly with Microsoft Windows NT, Microsoft Windows 2000, Novell NetWare, SCO Open Server, UNIXWare and Linux operating systems. During 1999, Compaq introduced its 8-Way ProLiant Server using 8-Way ProFusion™ architecture. This technology substantially expanded the total addressable market for ProLiant Servers. Compaq ProLiant Servers power six of the eight largest Internet service providers for Web site hosting and e-commerce. Based on reports by International Data Corporation, Compaq sells more industry-standard servers than the next two competitors combined. Also in 1999, Compaq added two new categories of industry-standard server products. Compaq TaskSmart Servers are server appliances optimized for a single function and are targeted toward service providers and large corporate customers. The first TaskSmart, a caching server, was shipped in mid-1999. To address the needs of small businesses, Compaq introduced the NeoServer, a ready to go server that provides file/print, e-mail, Internet access and e-commerce capabilities in a fully integrated and cost-effective solution.

    ESS Storage division designs, develops, manufactures, markets and services NonStop™ eBusiness storage solutions, which include products based on Compaq's Enterprise Network Storage Architecture. Compaq has leadership positions in server-attached storage, enterprise storage systems and secondary tape systems. Compaq's StorageWorks Solutions also have a leading position in Storage Area Networks ("SANs"). Compaq's StorageWorks and SANWorks solutions support heterogeneous server environments, and with recently announced initiatives, will help customers implement OpenSANs, which enable maximum business velocity and flexibility by integrating all types of customers' servers and storage in a single network.

    ESS Professional and Customer Services businesses provide innovative, proactive life-cycle services that meet a wide variety of information technology infrastructure business requirements. Services revenue accounted for 17 percent of Compaq's worldwide revenue in 1999. Compaq offers a comprehensive portfolio of services and support through a global network of approximately 27,000 employees, as well as an extensive worldwide network of service delivery partners to help customers plan, design, implement, manage and maintain their information technology solutions. Compaq's Customer Service division offerings include business-critical services and high-availability support for multi-vendor software and hardware products. Compaq's Professional Services division provides information systems consulting, technical and application design services, systems integration and project management services, network design, integration and support services, and outsourcing and resource management services.

    Compaq has established a number of service alliances with companies in the information technology industry. To support customers' migration to Microsoft Windows NT-based platforms, Compaq has trained, and Microsoft has certified, a professional services workforce of more than 3,000 engineers dedicated to providing comprehensive systems integration and service solutions. Compaq is a leading provider of messaging and collaboration solutions in the global enterprise environment, and is the leading integrator of Microsoft Exchange, with more than 400 major accounts worldwide. Compaq also has been designated as a preferred service provider by Computer Associates International, Inc.

    Compaq provides warranty support to its customers through its own service organization, as well as through full-service resellers and independent service companies. In addition to the support associated with product warranties, Compaq offers a broad range of support services designed to maximize system uptime and optimize system performance.

    Commercial Personal Computing ("CPC").  CPC designs, develops, manufactures and markets a broad line of standards-based computing products emphasizing Internet access through workstations, desktops, portables, monitors, Internet access devices and life-cycle management products. CPC markets products under such brands as Deskpro™ desktops and Armada™ portables for commercial businesses, Prosignia desktops and portables for small and growing businesses, Deskpro and Professional workstations, Aero™ handhelds, and Compaq iPAQ Internet devices. CPC accounted for approximately 32 percent of Compaq's consolidated revenue in 1999.

    As an element of Compaq's strategy to re-define Internet access with innovative products and services, CPC introduced the iPAQ legacy-free Internet device in late 1999. The uniquely designed iPAQ is targeted for corporate network environments and for employees who primarily use their PC for mainstream office productivity applications and corporate Internet/Intranet access. iPAQ's small, sleek, innovative industrial design, one-touch Internet access and simple configuration choices, position it as the first business computer specifically designed for companies moving toward an Internet-based computing model. Legacy-free enables customers to benefit from less operating system overhead and lower support costs without the challenge of supporting older technologies. iPAQ delivers ease of support and usability while utilizing the Microsoft Windows 2000 operating system.

    During 1999, CPC introduced Deskpro EN Series PCs and workstations with the Intel 820 chipset, allowing customers to take full advantage of the newest .18 micron Intel Pentium III™ processors. The Deskpro EN Series represents the industry's smallest form factor PC. Compaq's Intel 820 chipset Deskpro workstation is targeted toward customers who seek the high performance workstation at competitive prices.

    During the fourth quarter of 1999, Compaq began offering its Armada notebook PC products with Intel Mobile Pentium III processors. Compaq Armada portables provide the commercial customer with an ideal solution for high performance users who require mobility. Armada notebooks, including the M700 in a sub-five pound form factor, share MultiBay devices for functionality and hot-swapping, and share common docking solutions.

    In addition to a complete line of handheld PCs, monitors, printers and other peripherals, CPC also offers a full featured, integrated Internet access package for small and growing businesses through its Compaq.NET™ product. Compaq.NET for Business is a custom-configured solution based on ConcentricHost service that features options designed to allow companies to cost effectively access and leverage the power of the Internet.

    Consumer.  Consumer designs, develops, manufactures and markets PC products targeted at home users, including Internet-ready desktop PCs, portables, printers and related products, as well as Internet access and e-services. Consumer markets Presario™ desktop and portable PC products directly to customers and through a network of retailers. Consumer accounted for approximately 16 percent of Compaq's consolidated revenue in 1999.

    In 1999, Consumer introduced the Compaq Presario 5900Z through Compaq's "Built for You" kiosk program at more than 9,300 participating retailers or direct purchase from Compaq. At its introduction, the Presario 5900Z using the AMD 750MHz processor was the fastest processor available for consumers. In late 1999, Compaq released the Presario EZ2200 Series PC, a retro-styled PC with new types of interactivity. Compaq's EZ2200 Series features an industry-first digital dashboard, Intel Celeron™ and Pentium III processors, and easy release panels for one-touch access to memory, PCI slots and the hard drive. They also employ both USB and IEEE 1394 ports to enable easy, hot plug-and-play external expansion. Presario EZ2200 Series PCs are sold through Compaq "Built For You" kiosks at retail locations or direct from Compaq.

    According to NPD Intelect, Compaq's Presario PC brand was the best selling PC brand in the United States retail channel year-to-year through October 1999, with an overall 33 percent market share—nine points higher than its nearest competitor.

    Consumer products also include printers, monitors and other peripherals. Consumer customers may obtain customized Internet access through a combination of its Compaq.NET Internet service provider product and its alliances with America Online and NetZero.

Geographical Regions

    Compaq continues to expand the worldwide presence of its global business groups in various geographic regions such as North America, Asia-Pacific, Japan, Latin America, Greater China, and Europe, the Middle East and Africa. Each geographic region performs sales and marketing activities in its implementation of the respective global business group's performance plans.

    Asia-Pacific.  Headquartered in Singapore, Compaq's Asia-Pacific region covers Australia, Brunei, India, Indonesia, Korea, Malaysia, New Zealand, Phillipines, Singapore, Thailand and emerging countries such as Pakistan, Sri Lanka and Vietnam.

    Europe, Middle East and Africa.  Compaq's Europe, Middle East and Africa region is headquartered in Munich, Germany. Within Europe, Compaq operates in Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Turkey and the United Kingdom. Compaq also operates in certain Middle East and African locations including Bahrain, Dubai, Israel, Saudi Arabia and South Africa.

    Greater China.  Headquartered in Hong Kong, the Greater China region focuses on efforts in China, Hong Kong, Macau and Taiwan.

    Japan.  Compaq's Japanese operations are headquartered in Tokyo.

    Latin America.  Headquartered in Houston, Compaq's Latin America region operates in Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Peru, Puerto Rico and Venezuela. Compaq also has appointed dealers in several countries where it does not have a sales office, including Bermuda, Bolivia, Costa Rica, El Salvador, Guatemala, Honduras, Jamaica, Panama, Paraguay, Trinidad and Tobago, Uruguay and the United States and British Virgin Islands.

    North America.  Through the North America region, Compaq delivers a broad range of products and services in the United States and Canada.

Product Development

    Compaq is actively engaged in the design and development of new products and enhancements to its existing products. During 1999, 1998 and 1997, Compaq spent $1.7 billion, $1.4 billion, and $817 million, respectively, on research and development. In addition, Compaq purchased $3.2 billion and $208 million of in-process technology in connection with its acquisitions of Digital and Microcom in 1998 and 1997, respectively. Compaq significantly increased its research and development efforts following the acquisition of Digital in 1998.

    Since computer technology develops rapidly, Compaq's continued success is dependent on the timely introduction of new products with competitive prices and features. Its engineering efforts focus on new and emerging technologies, as well as design features that will increase manufacturing efficiency and lower production costs. In 1999, Compaq focused significant attention on technological developments for enterprise computing, high-availability and failsafe solutions, storage technology, enterprise systems management, integration and configuration optimization, and Internet and Intranet technologies.

    Compaq's product development efforts are centered on aggressively developing new areas in which Compaq can differentiate its products and add value, focusing on innovative platform features, the integration of hardware and software, and new related products and services. As Compaq's business intersects with a number of areas in which other companies have significantly greater technological, marketing and service expertise, Compaq has focused on alliances with third parties that have complementary products and skills as well as acquisitions that target incremental business opportunities.

    High performance servers represent, and will continue to represent, a significant research and development investment. For example, ESS is currently in the final development stages of a large-scale symmetric multi-processor server code named "WildFire". WildFire will be the high performance AlphaServer for deploying current and future generations of Alpha processors in large-scale commercial and high performance technical applications.

Manufacturing and Materials

    Compaq's manufacturing operations consist of manufacturing finished products and various circuit boards from components and subassemblies that Compaq acquires from a wide range of vendors. Certain of Compaq's products are manufactured by third-party original equipment manufacturers ("OEMs").

    Compaq utilizes two primary methods of fulfilling demand for products: building products to order ("BTO") and configuring products to order ("CTO"). BTO capabilities are employed to maximize manufacturing efficiencies by producing high volumes of basic product configurations. CTO permits configuration of units to the particular hardware and software customization requirements of certain customers. Both BTO and CTO are designed to generate cost efficiencies relating to just-in-time manufacturing, inventory management and distribution practices. A number of products are built to forecast, as required by specific customers. Compaq will also utilize its recent acquisition of certain configuration and distribution assets of Inacom for CTO demand fulfillment in North America.

    In February 2000, Compaq purchased certain configuration and distribution assets of Inacom for approximately $370 million in cash and the assumption of certain related liabilities. These assets augment Compaq's direct strategy, providing best-in-class complex configuration capabilities along with end-to-end order management and direct fulfillment capacity. Enhanced custom configuration capability and capacity includes hardware, software image certification, image load, and asset tagging for the entire range of PC and PC server products along with a substantially greater array of third-party options than direct competitors can offer today. Additional depth in an efficient end-to-end order management system for complex orders will provide Compaq customers with complete visibility to track their orders from placement to delivery direct from Compaq. Compaq believes this is a major step to enhance its direct capabilities in North America, enabling the acceleration of its progress toward reducing inventories and speeding cycle time.

    Compaq believes that there is a sufficient number of vendors for most of its components and subassemblies. A significant number of components, however, are purchased from single sources due to technology, availability, price, quality or other considerations. Order lead times and cancellation requirements vary by supplier and component. Key components and processes currently obtained from single sources include certain of Compaq's microprocessors, displays, operating systems, application-specific integrated circuits and other custom chips, and certain processes relating to construction of the housing for Compaq's computers. In addition, new products introduced by Compaq may initially utilize custom components obtained from only one source until Compaq has evaluated whether there is a need for additional suppliers.

    Like other participants in the computer industry, Compaq ordinarily acquires materials and components through a combination of blanket and scheduled purchase orders released to position the supplier to support Compaq's requirements for periods averaging 90 to 120 days. From time to time Compaq has experienced significant price increases and limited availability of certain components that are available from multiple sources. At times, Compaq has been constrained by parts availability in meeting product orders and future constraints could have an adverse effect on Compaq's operating results. On occasion, Compaq acquires component inventory in anticipation of supply constraints. A restoration of component availability and resulting decline in component pricing more quickly than anticipated could have an adverse effect on Compaq's operating results.

Marketing and Distribution

    In response to changing industry practices and customer preferences, Compaq continues to tailor its distribution model to the needs of its customers. Compaq's hardware products are sold primarily direct to large enterprise and government customers, supplemented by dealers, value-added resellers and systems integrators, and to small and medium-sized business and home customers principally through dealers and consumer channels. Compaq also sells hardware products directly through its sales force and to small and medium-sized businesses and home customers through Compaq's Internet Web page at www.compaq.com, and its toll free number, 1-800-AT-COMPAQ, as well as through its mail order business that features a variety of personal computers, printers and software products.

Financial Services

    During 1997, Compaq created CFS to provide customers with flexible, Compaq branded financing to fund their technology investments. Headquartered in New Jersey, CFS currently operates in 35 countries and offers financing programs that support Compaq's worldwide sales. CFS provides customized enterprise financing solutions that encompass computers, networks and technology upgrades, as well as asset tracking and disposal services for large and multinational business customers. CFS also delivers an array of offerings geared to small and medium-sized businesses, along with other offerings that serve the consumer, educational and governmental marketplaces.

    During 1999, CFS acquired Leasetec's 50 percent interests in two leasing companies that CFS and Leasetec had operated in Europe and Asia to offer Compaq branded financing programs. As a result of the acquisition, CFS increased its ownership in such companies from 50 percent to 100 percent. During 1998, CFS purchased from G.E. Capital Corporation a lease portfolio for $361 million. The underlying equipment consisted primarily of Digital manufactured equipment. Also during 1998, CFS purchased certain assets and assumed certain liabilities of Dana Commercial Credit Corporation's computer equipment leasing business. The purchase price was $50 million. The assets acquired consisted primarily of direct financing leases related to Compaq manufactured equipment.

Patents, Trademarks and Licenses

    Compaq and its subsidiaries held over 3,000 patents and had over 2,000 patent applications pending with the U.S. Patent and Trademark Office at the close of 1999, as well as related international patents and patent applications. In addition, Compaq, through its subsidiary, Compaq Information Technologies Group, L.P., holds certain registered trademarks in the United States and in a number of foreign countries. Compaq believes that patent and trademark protection plays an important part in its business and complements the technological expertise, innovative talent and marketing abilities of its employees.

    Compaq has from time to time entered into cross-licensing agreements with other companies holding patents to technology related to Compaq's products, as well as with companies using technology related to patents held by Compaq. Those agreements have included companies such as IBM, Microsoft, Texas Instruments and Intel.

Seasonality

    General economic conditions have an impact on Compaq's business and financial results. From time to time, the markets in which Compaq sells its products experience weak economic conditions that may negatively affect sales. Although Compaq does not consider its business to be highly seasonal, Compaq generally experiences seasonally higher revenue and earnings in the second half of the year. Should Compaq's retail business expand relative to its other businesses, Compaq could experience an increase in the seasonality of its business and financial results could become more dependent on retail business fluctuations.

Customers

    Compaq distributes a significant portion of its products through third-party resellers. If the financial condition and operations of these resellers deteriorate, Compaq's operating results could be adversely affected. One such reseller, Ingram Micro, Inc., accounted for approximately 11 percent of consolidated revenue in 1999, predominately in the Commercial Personal Computing group. During this period, no other customer of Compaq accounted for 10 percent or more of sales. In 1999, Compaq's four largest resellers represented approximately 22 percent of Compaq's consolidated revenue.

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

Competition

    The computer industry is intensely competitive with many United States and international companies vying for market share. The market continues to be characterized by rapid technological advances in both hardware and software developments that have substantially increased the capabilities and applications of information management products and have resulted in the frequent introduction of new products. Because of the complexity of computer systems and business and because of reliance upon the interaction of a variety of hardware and software products, customers increasingly look for a broad band of product and service offerings from a single vendor who takes overall responsibility for the interoperability of the system. The principal elements of competition are distribution capability, product performance, product quality and reliability, service and support, price, marketing and corporate reputation. Compaq believes that its products and services compete favorably based on each of these elements, other than distribution capability, and Compaq has acquired the Inacom assets to improve its performance in this area in North America and is taking other steps internationally to accelerate these capabilities. Compaq, however, could be adversely affected if its competitors introduce innovative or technologically superior products, offer a more attractive combination of products and services, or offer their products at significantly lower prices than Compaq. Compaq's results could also be adversely affected should it be unable to effectively implement its technological and marketing alliances with other companies, such as Microsoft, Intel, CMGI, America Online, Novell, Oracle and SAP, among others; and to manage the competitive risks associated with these relationships.

Environmental Laws and Regulations

    Compaq recognizes that operating in a manner that is compatible with the environment is good for its community, employees, customers and business. Compaq integrates numerous environmental features in the product design and manufacturing process that reduce the potential environmental impact during the life-cycle of its products and its products are designed and manufactured to meet a variety of the world's environmental standards and expectations. Compaq uses no chlorofluorocarbons in its worldwide manufacturing operations and undertakes ongoing environmental programs, including waste reduction, energy conservation, recycling and design for the environment. Compaq maintains a worldwide environmental health and safety audit program. The audit program includes management system and compliance evaluations.

    Compaq is continuing to incur costs in connection with the investigation and remediation of certain properties that it acquired in the business combinations of Tandem and Digital. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as "Superfund"), Compaq is sharing in the cost of cleaning up certain sites listed on the federal National Priorities List of Superfund Sites. Compliance with laws enacted for protection of the environment to date has had no material effect upon Compaq's capital expenditures, earnings or competitive position. Compaq does not anticipate any material adverse effects in the future based on the nature of its operations and the purpose of environmental laws and regulations. However, environmental cleanup periods are protracted in length and environmental costs in future periods are subject to changes in environmental remediation regulations, therefore, there can be no assurance that such laws or future laws will not have a material adverse effect on Compaq.

Employees

    At December 31, 1999, Compaq had approximately 67,100 full-time regular employees and approximately 18,000 temporary and contract workers engaged in manufacturing operations, engineering, research and development, marketing, sales, service and administrative activities. Compaq believes that its ability to attract and appropriately retain skilled personnel is critical to its success. Accordingly, Compaq has developed competitive human resources policies consistent with its business plan.

Item 2. Properties

    Compaq's principal administrative facilities and a manufacturing facility are located on the 1,000-acre Compaq Campus in Houston, Texas. Compaq owns or leases administrative, sales, service, research and development, warehouse, and manufacturing facilities in over 500 cities in 57 countries worldwide. Compaq's principal international manufacturing facilities are in Scotland and Brazil, and its principal domestic manufacturing facilities are in California and Texas. Compaq owns and leases customer service call centers worldwide, the largest of which are in Massachusetts, Georgia, Texas and Ireland.

    Compaq's real estate portfolio consisted of approximately 28 million and 32 million square feet of building space worldwide at December 31, 1999 and 1998, respectively. The decline in building space resulted primarily from restructuring plans to integrate the operations of Compaq and Digital and to realign Compaq's organization, reduce infrastructure and overhead, and eliminate excess duplicative facilities. Compaq's facilities are used for current operations of all segments and suitable additional space is available to accommodate expansion needs.

Item 3. Legal Proceedings

    Information regarding legal proceedings is set forth in Note 12 of the Notes to Consolidated Financial Statements under the subheading "Litigation," which information is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Securities Holders

    There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Market for Common Stock.  Compaq's common stock is listed on the New York Stock Exchange and trades under the symbol CPQ. As of January 31, 2000, Compaq had approximately 98,000 stockholders of record. The reported high and low closing stock prices, as reported on the NYSE Composite Transaction Tape, were as follows:

	1999		1998
	High	Low	High	Low
1st Quarter	$49.25	$30.13	$36.44	$23.25
2nd Quarter	31.56	21.19	32.44	24.06
3rd Quarter	28.00	22.25	37.50	27.94
4th Quarter	28.75	18.69	44.31	24.06

    Dividends, Dividend Reinvestment and Direct Stock Purchase Plan.  Compaq paid its first quarterly dividend of $0.015 per share to stockholders of record on December 31, 1997 and increased this dividend to $0.02 and $0.025 per share with the dividend payment to stockholders of record on December 31, 1998 and 1999, respectively. Compaq anticipates that the cash dividend will continue to be paid on a quarterly basis. Compaq has established a dividend reinvestment plan through which stockholders may reinvest their dividends in Compaq common stock. Compaq also has a direct stock purchase plan through which Compaq stock may be purchased directly from the company. Information about both plans is available at www.compaq.com/corporate/ir/si/irsi.html.

    Recent Issuances of Unregistered Securities.  The following table reflects issuances by Compaq of unregistered securities during 1999. These options to purchase shares of Compaq common stock were issued pursuant to Non-qualified Stock Option Agreements, dated April 19, 1999 and April 22, 1999, respectively, as compensation for services rendered in connection with each member's individual service as part of the three-member Office of the Chief Executive, for the period from April 18, 1999 to July 22, 1999.

    The issuance by Compaq of the securities referenced below were not registered under the Securities Act of 1933, as amended ("Securities Act"). The options were issued pursuant to the exemption contemplated in Section 4(2) of the Securities Act, for transactions not involving a public offering. The options were granted on April 19 and April 22, 1999, at the fair market value on the date of grant ($22.75 and $23.69, respectively) and vested upon the Compaq Board of Directors' election of Michael Capellas as Chief Executive Officer on July 22, 1999. The options must be exercised no later than ten years from the date of grant. Upon exercise of these options, treasury shares shall be delivered to the holder of the option.

Date	Options Awarded	Recipient
April 19, 1999	100,000 shares	Frank P. Doyle
April 19, 1999	100,000 shares	Robert Ted Enloe, III
April 19, 1999	100,000 shares	Benjamin M. Rosen
April 22, 1999	100,000 shares	Frank P. Doyle
April 22, 1999	100,000 shares	Robert Ted Enloe, III
April 22, 1999	100,000 shares	Benjamin M. Rosen

Item 6. Selected Consolidated Financial Data

    The following income statement and balance sheet data have been derived from Compaq's consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Year ended December 31 (In millions, except per share amounts)	1999	1998(1)	1997	1996	1995
STATEMENT OF INCOME
Revenue:
Products	$31,902	$27,372	$24,122	$19,611	$16,308
Services	6,623	3,797	462	398	367

Total revenue	38,525	31,169	24,584	20,009	16,675

Cost of sales:
Products	25,263	21,383	17,500	14,565	12,026
Services	4,535	2,597	333	290	265

Total cost of sales	29,798	23,980	17,833	14,855	12,291

Selling, general and administrative	6,341	4,978	2,947	2,507	2,186
Research and development	1,660	1,353	817	695	552
Restructuring and related charges(2)	868	393	—	52	—
Purchased in-process technology(3)	—	3,196	208	—	241
Merger-related costs(4)	—	—	44	—	—
Gain on sale of businesses(5)	(1,182)	—	—	—	—
Other (income) expense, net	106	(69)	(23)	17	79

	7,793	9,851	3,993	3,271	3,058

Income (loss) before provision for income taxes	934	(2,662)	2,758	1,883	1,326
Provision for income taxes	365	81	903	565	433

Net income (loss)	$569	$(2,743)	$1,855	$1,318	$893

Earnings (loss) per common share:
Basic	$0.35	$(1.71)	$1.23	$0.90	$0.62
Diluted	$0.34	$(1.71)	$1.19	$0.87	$0.60
Shares used in computing earnings (loss) per common share:
Basic	1,693	1,608	1,505	1,472	1,442
Diluted	1,735	1,608	1,564	1,516	1,492
Cash dividends per common share	$0.085	$0.065	$0.015	$—	$—
FINANCIAL POSITION
Current assets	$13,849	$15,167	$12,017	$10,089	$7,462
Total assets	27,277	23,051	14,631	12,331	9,637
Current liabilities	11,838	10,733	5,202	4,741	3,580
Non-current liabilities(6)	605	967	—	300	300
Stockholders' equity	14,834	11,351	9,429	7,290	5,757

(1)
1998 results reflect the acquisition of Digital in June 1998.

(2)
Represents an $868 million charge for restructuring and related charges taken by Compaq in 1999 to realign its organization, reduce infrastructure and overhead, and eliminate excess and duplicative facilities; a $393 million charge for restructuring and asset impairments in 1998 in connection with the Digital acquisition and the closing of certain Compaq facilities; and a $52 million charge related to restructuring actions taken by Tandem during 1996.

(3)
Represents non-recurring, non-tax-deductible charges associated with purchased in-process technology of $3.2 billion in connection with the Digital acquisition in 1998, and $208 million and $241 million in connection with acquisitions in 1997 and 1995.

(4)
Represents a $44 million non-recurring, non-tax-deductible charge in 1997 related to the Tandem merger.

(5)
Represents a $1.2 billion gain on the sale of an 81.5 percent interest in AltaVista and a $26 million gain on the sale of certain network switching assets.

(6)
Includes $422 million of minority interest acquired in 1998 related to Digital preferred stock which was redeemed in April 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the consolidated financial statements.

Results of Operations

    During 1999, Compaq's operations and corresponding organizational structures were realigned into three strategic global business groups that offer products and services tailored for particular market segments. They are managed separately as each global business group targets different markets with diverse technology and solutions needs. Financial data for periods reported prior to the realignment have been restated to conform to the current presentation.

    The year ended December 31, 1999 reflects the acquisitions of Digital, SDC and Zip2 in June 1998, February 1999 and April 1999, respectively. These acquisitions were accounted for as purchases. In August 1999, Compaq sold a majority interest in AltaVista Company (a business acquired in the Digital acquisition), SDC and Zip2 (collectively "AltaVista") to CMGI. Accordingly, the results of operations and the estimated fair market value of the assets acquired and liabilities assumed were included in Compaq's financial statements from the respective dates of acquisition through divestiture or December 31, 1999, as applicable. Compaq completed the acquisition of Tandem in August 1997. This acquisition was accounted for as a pooling of interests; consequently, the financial information for 1997 has been restated to reflect the merger with Tandem.

    Compaq's reportable segments are Enterprise Solutions and Services, Commercial Personal Computing, and Consumer. Enterprise Solutions and Services provides business-critical servers, industry-standard servers, storage products and NonStop™ eBusiness solutions, as well as professional and customer services. Commercial Personal Computing delivers standards-based computing emphasizing Internet access through workstations, desktops, portables, monitors, Internet access devices and life-cycle management products. Consumer targets home users with Internet-ready desktop PCs, portables, printers and related products, as well as Internet access and e-services. Business activities that do not qualify for separate segment reporting are aggregated in Other and are comprised primarily of AltaVista and CFS, a wholly owned financing subsidiary.

    The following table sets forth segment revenue and operating income for 1999, 1998 and 1997.

Year ended December 31 (In millions)	1999	1998	1997
Enterprise Solutions and Services
Revenue	$20,136	$14,488	$8,731
Operating income	2,349	1,724	2,069
Commercial Personal Computing
Revenue	12,185	11,846	11,941
Operating income (loss)	(448)	(46)	1,052
Consumer
Revenue	5,994	4,932	3,904
Operating income	262	183	178
Other
Revenue	210	(97)	8
Operating income (loss)	(281)	(115)	11
Consolidated segment totals
Revenue	$38,525	$31,169	$24,584
Operating income	$1,882	$1,746	$3,310

    The accounting policies of the segments are the same as those used in the preparation of Compaq's consolidated financial statements. Compaq evaluates the performance of its operating segments based on segment operating income, which includes sales and marketing expenses, research and development costs and other overhead charges directly attributable to the operating segment. Certain expenses which are managed outside of the operating segments are excluded. These consist primarily of corporate, including other income and expense items, and unallocated shared expenses, income taxes, and other non-recurring charges for purchased in-process technology and restructuring and related charges. Unallocated shared expenses are comprised primarily of indirect information management expenses, certain costs related to business integration and other general and administrative expenses that are separately managed. Gains and losses associated with sale of businesses and investments are excluded from segment operating income. Compaq does not include inter-segment transfers for management reporting purposes.

    A reconciliation of Compaq's consolidated segment operating income to consolidated income (loss) before provision for income taxes follows:

Year ended December 31 (In millions)	1999	1998	1997
Consolidated segment operating income	$1,882	$1,746	$3,310
Corporate and unallocated shared expenses	(1,262)	(819)	(300)
Restructuring and related charges	(868)	(393)	—
Purchased in-process technology	—	(3,196)	(208)
Merger-related costs	—	—	(44)
Gain on sale of businesses	1,182	—	—

Income (loss) before provision for income taxes	$934	$(2,662)	$2,758

Overview

    Compaq reported 1999 consolidated net income of $569 million compared to a consolidated net loss of $2.7 billion in 1998. The consolidated net loss in 1998 included a one-time charge for purchased in-process technology of $3.2 billion related to the acquisition of Digital. The other key factors contributing to higher net income in 1999 were higher consolidated segment operating income and gains from the sale of businesses, partially offset by higher corporate and unallocated shared expenses and a non-recurring charge for restructuring and related matters. Consolidated earnings adjusted for non-recurring items declined from $2.1 billion in 1997 to $787 million in 1998. Such adjusted consolidated earnings in 1998 were lower due to a decline in segment operating income and higher corporate and unallocated shared expenses.

    Consolidated revenue in 1999 increased $7.4 billion, or 24 percent, compared with 1998, as a result of higher revenue from all three business segments. In 1998, revenue was $31.2 billion, an increase of $6.6 billion, or 27 percent, over 1997. Revenue amounts in 1998 reflect the acquisition of Digital from June 1998 through the remainder of the year while 1999 revenue reflects Digital amounts for the entire year.

    Total gross margin was 22.7 percent in 1999, versus 23.1 percent in 1998. The overall decline in 1999 was primarily due to lower margins in Commercial Personal Computing, representing aggressive pricing practices in this segment. Gross margin in 1998 decreased 4.4 percentage points when compared to 1997 as a result of lower margins in all three business segments. Significant pricing and promotional actions taken by Compaq in the North American region during the first half of 1998 adversely affected gross margin for that year.

    Operating expenses increased $1.7 billion, or 26 percent, and $2.6 billion, or 68 percent, in 1999 and 1998, when compared to the respective prior year. Selling, general and administrative expense was higher in both years, primarily as a result of the Digital acquisition. During 1999, investment in research and development increased as a result of Compaq's activities as a full-service enterprise computing company, offering leadership technologies and products for the future. Operating expenses declined in the second half of 1999 as compared to the first half of the year due to the continuation of Compaq's restructuring activities begun in the second quarter of 1998, Compaq's additional restructuring and cost containment initiatives begun in the third quarter of 1999, and a reduction of goodwill amortization and other operating expenses related to the sale of AltaVista.

Enterprise Solutions and Services

    Enterprise Solutions and Services revenue increased $5.6 billion, or 39 percent, in 1999 as compared to 1998. The enterprise business accounted for 52 percent of Compaq's consolidated revenue in 1999, an increase from 46 percent in 1998. Enterprise Solutions and Services revenue in 1999 benefited from a full year of the Digital business acquired in June 1998. The overall increase in revenue was primarily attributable to the Business Critical Server, Storage Products, Customer Services and Professional Services divisions. Storage Products revenue grew as a result of this division's leadership position in open storage area network products. The Customer Services division benefited from significant growth in Asia-Pacific, Latin America and Greater China, reflecting recovery from Asian and Latin America economic crises. Revenue has also improved in this division as a result of growth in software support and business-critical services. Professional Services division outsourcing business and e-business strengths favorably impacted segment revenue. Additionally, the Industry Standard Servers division benefited from a higher market share in North America, as well as the introduction of the ProLiant 8-way server. Enterprise Solutions and Services revenue grew $5.8 billion, or 66 percent, in 1998 when compared with 1997. The major contributors to higher revenue in 1998 were the Industry Standard Servers, Customer Services and Professional Services divisions. Revenue increased in these divisions primarily due to the acquisition of Digital, which provided Compaq with a world class services organization with market-focused solutions and high-availability support, particularly in the communications, manufacturing and finance industries.

    Enterprise Solutions and Services operating income increased $625 million, or 36 percent, in 1999 as compared to 1998. Gross margin, while declining 1.8 percentage points, remained strong in the enterprise business. Increasing gross margins in the Storage Products and Professional Services divisions were offset by a decline in gross margins in the Industry Standard Servers and Business Critical Server divisions. The overall decrease in gross margin was primarily due to competitive pricing and a product mix shift to lower margin products within several divisions. Operating expenses declined 2 percentage points on a percentage of revenue basis, primarily due to the benefit of Compaq's restructuring actions. Enterprise Solutions and Services operating income was lower by $345 million, or 17 percent, from 1997 to 1998 as a result of an 8.8 percentage point decline in gross margin coupled with higher operating expenses. The overall decline in gross margin in 1998 was primarily due to lower margins in the Storage Products and Industry Standard Servers divisions.

    During the third quarter of 1999, Compaq announced intentions to cease product development of Compaq's AlphaServer systems that run Windows NT operating systems. Compaq will instead focus its Windows NT efforts on its Intel-based ProLiant platform, targeting AlphaServers using Compaq Tru64 UNIX and OpenVMS operating systems toward the high-end enterprise market. Compaq is attempting to mitigate, through a customer benefit program, the impact of its decision to cease development of AlphaServers that run Windows NT for certain customers who previously deployed Windows NT on Compaq's AlphaServers. Compaq expects to begin providing such benefits in 2000 and that the related costs will negatively impact segment operating income by up to $175 million in 2000.

Commercial Personal Computing

    Commercial Personal Computing revenue increased $339 million, or 3 percent, in 1999 as compared to 1998. This business represented 32 percent of Compaq's consolidated revenue for 1999, a decline from 38 percent in 1998. Unit sales growth of 13 percent was partially offset by a 9 percent decrease in average unit prices, which were lower due to competitive pricing and a shift in product mix. Demand for portable products in Commercial Personal Computing shifted from higher-end mobility and power to lower cost. In 1998, Commercial Personal Computing revenue decreased $95 million, or 1 percent, as compared to 1997, as higher revenue from desktop and portable PCs was offset by lower revenue from displays and peripherals.

    Commercial Personal Computing operating loss increased $402 million in 1999 as compared to 1998 due primarily to lower gross margins. Gross margin declined 3.7 percentage points primarily due to average unit prices falling faster than costs for components, processors, memory and hard drives for desktop and portable PCs. Gross margin also suffered from aggressive competitive bidding and increased costs for extended warranties. Compaq is striving to improve profitability in this segment by increasing direct sales through extranets and Web-based transactions, as well as through call centers. Further, the recent purchase of key assets from Inacom will add custom configuration capabilities and direct fulfillment logistics that should enable Compaq to accelerate the direct program in North America. Operating expenses declined slightly in 1999 as a percentage of revenue due to an increased focus on sales and marketing spending as well as support costs. Commercial Personal Computing reported an operating loss of $46 million for 1998, a decline of $1.1 billion from 1997. The operating loss resulted from lower gross margins and higher operating expenses. Gross margin was adversely affected by a 16 percent reduction in average unit prices, which declined due to aggressive price reductions and promotional activities implemented primarily in North America in response to competitive pricing conditions. Operating expenses increased 3 percentage points as a percentage of revenue from 1997 to 1998.

Consumer

    Consumer revenue increased $1.1 billion, or 22 percent, in 1999 as compared to 1998. This business represented 16 percent of Compaq's consolidated revenue in 1999 and 1998. Revenue grew primarily due to unit growth of 45 percent, partially offset by a decline in average unit prices of 16 percent. Strong consumer demand contributed to revenue growth in this segment. Component costs continued to decline which allowed Compaq to reach lower price points, thus spurring consumer demand. An increase in international sales also drove total revenue higher, particularly in Latin America and Asia-Pacific. Higher revenue from Internet access and traffic benefited the Consumer segment in 1999. Consumer revenue grew $1.0 billion, or 26 percent, in 1998 over 1997. Higher revenue in 1998 resulted primarily from unit growth of 46 percent, partially offset by a 14 percent decline in average unit prices.

    Consumer operating income increased $79 million, or 43 percent, from 1998 to 1999. The increase in operating income was attributable to higher gross margin in absolute dollars and slightly lower operating expenses as a percentage of revenue, as well as the increase in revenue as noted above. Consumer operating income remained flat from 1997 to 1998, despite an increase in revenue. Consumer gross margin decreased 1.6 percentage points in 1998 compared to 1997 primarily due to lower gross margins for desktop PCs, which largely resulted from a decrease in the average unit price. Operating expenses were slightly lower as a percentage of revenue in 1998 as compared to 1997.

Other

    Included in Other for 1999 was AltaVista revenue of $81 million and operating loss of $256 million. The AltaVista operating loss for this period includes goodwill and intangibles amortization of $153 million. As previously discussed, Compaq sold a majority interest in AltaVista to CMGI in August 1999. The Other category in total incurred an operating loss of $115 million in 1998, compared to operating income of $11 million in 1997.

Corporate and Unallocated Shared Expenses

    The results of the business segments exclude separately managed corporate, including other income and expense items, and unallocated shared expenses, which increased $443 million in 1999, and $519 million in 1998, as compared to the respective prior year. The increase in unallocated shared expenses in 1999 and 1998 was primarily due to higher information management, acquisition integration, and other general shared costs. Corporate items in 1999 included higher foreign currency losses of $136 million and lower interest income of $196 million, partially offset by a net gain from Compaq's investment portfolio of $67 million.

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

    The resulting net cash flows from such projects were based on Compaq's estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. Estimated revenues projected average compounded annual revenue growth rates of 8 percent to 39 percent during 1998-2001, depending on the product areas. The estimated cost of sales as a percentage of revenue was expected to be lower than Digital's on a stand-alone basis (66 percent in Digital's fiscal 1997), primarily due to Compaq's expected ability to achieve more favorable pricing from key component vendors and production efficiencies due to economies of scale through combined operations. Estimated selling, general and administrative costs were expected to more closely approximate Compaq's cost structure (approximately 12 percent of revenues in 1997), which was lower than Digital's cost structure (approximately 24 percent of revenues in Digital's fiscal 1997).

    No assurances can be given that actual results will not deviate from those assumptions in future periods.

    Compaq began to benefit from the purchased in-process technology in late 1998 and is continually monitoring its development projects. As expected in the normal course of product development, certain projects have experienced delays and other projects are being evaluated due to changes in strategic direction and market conditions.

    During the third quarter of 1999, Compaq announced intentions to cease product development of Compaq's AlphaServer systems that run Windows NT operating systems. Compaq will instead focus its Windows NT efforts on its Intel-based ProLiant platform, targeting AlphaServers using Compaq Tru64 UNIX and OpenVMS operating systems toward the high-end enterprise market. Compaq is attempting to mitigate, through a customer benefit program, the impact of its decision to cease development of AlphaServers that run Windows NT for certain customers who previously deployed Windows NT on Compaq's AlphaServers. Compaq expects to begin providing such benefits in 2000 and that the related costs will negatively impact segment operating income by up to $175 million in 2000.

Restructuring and Related Charges

    In September 1999, Compaq's management approved a restructuring plan to realign Compaq's organization, reduce infrastructure and overhead, and eliminate excess and duplicative facilities. Restructuring and related charges of $868 million ($600 million, net of tax) were expensed. These charges were composed of $787 million of accrued restructuring costs, $58 million of related asset impairment charges and a $23 million pension curtailment loss to recognize a change in Compaq's projected pension benefit obligation in connection with employee separations. Components of accrued restructuring costs and amounts charged against the provision as of December 31, 1999 were as follows:

(In millions)	Beginning Accrual	Expenditures	December 31, 1999
Employee separations	$491	$(68)	$423
Facility closure costs	96	—	96
Contract cancellation and other exit costs	200	(167)	33

	$787	$(235)	$552

    Accrued restructuring costs for employee separations related to approximately 7,000 employees worldwide affecting the majority of business functions, job classes and regions, predominantly occurring in North America and Europe. Employee separation benefits include severance, medical and other benefits. Facility closure costs of $96 million were associated with the closure of 3.3 million square feet of manufacturing, distribution and office space in North America, Europe and Asia through sale or lease terminations. Contract cancellation and other exit costs of $200 million primarily related to terminating contractual obligations in connection with exiting the Compaq branded networking products business, and included $47 million for non-cash items.

    Compaq expects to substantially complete the initiatives contemplated in its restructuring plans during 2000. Compaq believes that, upon conclusion of its restructuring initiatives, its cost structure will be significantly reduced. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

    In connection with the 1999 restructuring action, Compaq performed a review of its long-lived assets to identify potential impairments. As a result of this review, Compaq recorded a $58 million charge during the third quarter of 1999 for asset impairments resulting from abandonment or write-down to fair value of certain assets. Approximately $40 million related to the closure of a Compaq assembly plant in Asia.

    In June 1998, Compaq recorded a restructuring charge of approximately $1.7 billion to integrate the operations of Compaq and Digital, consolidate duplicative facilities, improve service delivery and reduce overhead. Approximately $1.5 billion was related to the acquisition of Digital and recorded as a component of purchase accounting and $286 million related to Compaq and was charged to operations. Accrued restructuring costs included separation benefits for approximately 17,000 employees, consolidation and closure of 13.2 million square feet of office, distribution and manufacturing space, termination of Digital contractual obligations and relocation costs of Digital employees. Employee separation benefits included severance, medical and other benefits. Compaq has completed most of the actions contemplated under the restructuring plan. Accrued restructuring costs at December 31, 1999 include amounts for actions that have already been taken, but for which expenditures have not yet been made. Accrued restructuring costs as of December 31, 1999 and amounts charged against the provision were as follows:

(In millions)	Beginning Accrual	Expenditures	December 31, 1998	Expenditures	December 31, 1999
Employee separations	$1,131	$(408)	$723	$(554)	$169
Facility closure costs	414	(97)	317	(87)	230
Relocation	99	(56)	43	(9)	34
Other exit costs	100	(73)	27	(10)	17

	$1,744	$(634)	$1,110	$(660)	$450

    In the fourth quarter of 1998, Compaq adjusted the Digital restructuring plan for changes in estimates, which resulted in a reduction of $59 million of accrued Digital restructuring costs. This reduction was recorded as an adjustment to the purchase price allocation. During 1998, Compaq recorded a $107 million charge related to asset impairments. The asset impairments resulted from the write-down to fair market value, less costs to sell, of assets taken out of service and held for sale or disposal.

    As a result of the 1998 and 1999 restructuring actions, approximately $166 million of the total accrual at December 31, 1999 related to future cash payments to employees separated prior to December 31, 1999.

    For the year ended December 31, 1999, employee separations due to both restructuring actions totaled approximately 6,800, of which approximately 1,900 were pursuant to the restructuring action approved in September 1999. The net headcount reduction for the year ended December 31, 1999, including attrition and restructuring, offset by selective hiring, totaled approximately 3,700. Since the date of the Digital acquisition, employee separations due to restructuring actions were approximately 17,400. The net headcount reduction since the date of the Digital acquisition, including attrition and restructuring, offset by selective hiring, was approximately 16,400. Total headcount at December 31, 1999 was approximately 67,100.

Gain on Sale of Businesses

    In August 1999, Compaq sold an 81.5 percent equity interest in AltaVista for approximately 38 million CMGI common shares, CMGI preferred shares convertible into 3.6 million CMGI common shares and a $220 million three-year note receivable. In October 1999, CMGI converted the CMGI preferred shares held by Compaq into 3.6 million CMGI common shares. All of the CMGI common shares owned by Compaq carry certain restrictions whereby Compaq may not sell 50 percent of its CMGI common shares in less than one year from the date of the disposition and the remainder in less than 18 months. Total consideration received from CMGI was valued at $1.8 billion. After adjusting for the net assets sold and for the expenses associated with the divestiture, Compaq realized a gain of approximately $1.2 billion ($670 million, net of tax). Compaq accounts for its minority investments in CMGI and AltaVista under the cost method. All CMGI share information reflects CMGI's two-for-one stock split, effective January 2000.

    In June 1999, Compaq sold certain network switching assets for $70 million in cash. Compaq realized a gain on the sale of these assets of $26 million ($16 million, net of tax), recorded as gain on sale of businesses. The assets sold consisted of intangible assets and property, plant and equipment.

Other Items

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Compaq has elected to adopt FAS 133 effective January 1, 2000, and accordingly, Compaq will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. Compaq believes that such adoption will not have a material effect on its consolidated results of operations or financial position.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Compaq will adopt SAB 101 as required in the first quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

Liquidity and Capital Resources

    Compaq's cash and cash equivalents decreased to $2.7 billion at December 31, 1999, from $4.1 billion at December 31, 1998. The decrease primarily resulted from $2.5 billion used in investing activities, offset in part by $1.2 billion provided by operating activities.

    Net cash of $1.2 billion provided by operating activities was comprised primarily of net income adjusted for non-cash items of $1.7 billion, offset by $517 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from cash payments for restructuring activities and an increase in long-term lease receivables, partially offset by accounts receivable collections and an increase in other current liabilities. Days sales outstanding for 1999 was 58 days. From time to time, Compaq may sell accounts receivable when it is economically beneficial. Accounts receivable sold were $238 million and $217 million at December 31, 1999 and 1998, respectively. Inventory turns in 1999 were 14.8.

    Net cash of $2.5 billion used in investing activities resulted primarily from the following items. Compaq paid cash of $219 million, net of cash acquired, for the acquisition of SDC and $295 million, net of cash acquired, for the acquisition of Zip2. Compaq also used cash of $1.2 billion for capital expenditures, net of disposals. Net cash of $636 million was invested in short-term investments. Cash of $131 million was used for other investing activities.

    Cash used for financing activities of $34 million consisted primarily of net short-term borrowings and common stock transactions of $453 million and $49 million, respectively, offset by a $400 million payment for the retirement of Digital preferred stock and $136 million for stockholder dividends.

    Future uses of cash include cash expenditures for currently planned restructuring activities estimated to be $1.0 billion, the majority of which will be expended in 2000; capital expenditures for land, buildings and equipment which are estimated to be $1.1 billion in 2000; and purchases of equipment to be leased to third parties of approximately $500 million in 2000.

    Compaq also plans to use available liquidity to develop the purchased in-process technology related to the Digital acquisition into commercially viable products. At December 31, 1999, the estimated costs to be incurred to develop the purchased in-process technology into commercially viable products totaled approximately $2.5 billion in the aggregate through the year 2005 ($510 million in 2000, $540 million in 2001, $520 million in 2002, $500 million in 2003, $310 million in 2004 and $130 million in 2005).

    Other future uses of cash include a payment of approximately $370 million, as well as the assumption of related liabilities, to acquire certain configuration and distribution assets of Inacom, a provider of information technology services and products. Compaq has also provided a commitment to Inacom to enter into a $55.5 million secured revolving credit facility, subject to certain conditions. Inacom could begin to draw on this facility in May 2000 if the aforementioned conditions are met. Borrowings under such facility will bear interest at 2 percent over the rate applicable under Inacom's revolving credit facility.

    Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq has a $1.0 billion revolving credit facility bearing interest at LIBOR plus 0.625 percent that expires in October 2000 and a $3.0 billion revolving credit facility bearing interest at LIBOR plus 0.325 percent that expires in October 2002. Both of these facilities were unused at December 31, 1999 and 1998. Compaq has also established two short-term commercial paper programs: a $1.5 billion program in the name of Compaq Computer Corporation, and a $1.0 billion program in the name of CFS. Both programs are supported by the $3.0 billion credit facility described above. Outstanding commercial paper reduces available borrowings under this credit facility. At December 31, 1999, Compaq had $453 million in commercial paper outstanding under the Compaq program, with a weighted average interest rate of 6.4 percent. No commercial paper was outstanding under the CFS program at December 31, 1999. Additionally, Compaq maintains various uncommitted lines of credit, which totaled approximately $650 million at December 31, 1999. There were no outstanding borrowings against these lines at December 31, 1999 and 1998. Compaq believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon its needs and market conditions.

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

    Inability to transition to direct sales could negatively affect financial results.  In recent years, the market for personal computers has shifted from sales through resellers toward direct sales to end users. Compaq sells directly to end users in all market sectors, but the largest proportion of direct sales are in large enterprise accounts. Products in Commercial Personal Computing are sold primarily through third-party resellers while products in Consumer are sold principally through retail outlets. Direct sales present a more efficient business model for personal computer sales, particularly for small and medium businesses and large enterprise accounts, where customers require custom configured products with short delivery cycle times. Compaq has not kept pace with changes in the industry's sales and distribution model and has faced challenges in developing and implementing processes for order entry, production of individualized units and direct distribution. Compaq has established a variety of programs designed to achieve these capabilities by simplifying its product set and pricing model, re-engineering the channel delivery model and more rapidly expanding e-commerce capabilities for large, medium and small businesses. Compaq's future operating results may be negatively impacted if it is unable to rapidly transition much of its personal computer sales to a more direct model. The risks associated with Compaq's most recent actions in this area, the acquisition of certain assets of Inacom, are discussed below.

    Acquisition of direct delivery assets could fail to bring operational improvements.  Compaq has purchased certain operational assets of Inacom that should enhance Compaq's ability to sell commercial personal computing products directly to end users. The acquired assets should provide important capabilities, including enhanced product configuration and options offerings, expanded asset planning and tracking capabilities, and end-to-end order management for complex orders. While Compaq is confident that the acquired assets will provide the tools to achieve improved efficiency and enhanced customer satisfaction, there continue to be risks. If Compaq fails to integrate the Inacom assets and successfully execute its strategy of bringing products to market directly, this could have a material adverse impact on its business. In addition, if Compaq does not achieve direct capacity quickly, its transition from indirect sales to direct sales could lead to a loss of revenue if resellers favor other brands or if the financial condition of resellers erodes. Compaq also confronts other risks associated with the acquisition of direct capacity, including the transition of manufacturing and distribution to former Inacom facilities, reliance on resale of the products of other computer manufacturers, and low profitability associated with acting as a configurator for other computer manufacturers.

    Credit risks could increase if financial condition of resellers erodes.  Compaq's primary means of distribution is through distributors and resellers. Compaq continually monitors and manages the credit it extends to distributors and resellers and attempts to limit credit risks by utilizing risk transfer arrangements and obtaining security interests. Recently, distributors and resellers have been consolidating in response to changes in the profitability of their businesses. Compaq's business could be adversely affected in the event that the financial condition of its distributors and resellers erodes. Upon the financial failure of a distributor or reseller, Compaq could experience disruptions in distribution as well as a loss associated with the unsecured portion of any outstanding accounts receivable.

    Competitive environment places pressure on revenue and gross margins.  Competition remains intense in the information technology industry with a large number of competitors vying for market share. Competition creates an aggressive pricing environment, which continues to put pressure on revenue and gross margins. Compaq has experienced this pressure, particularly in its Commercial Personal Computing business and could experience similar pressures in its industry-standard server business in the future.

    Inability to meet product rollout expectations could affect product demand and financial results.  The process of developing new, high-technology products and services is complex and uncertain. As a result, Compaq may commit substantial investments in new technology, including products like its high-end AlphaServer product (code name, WildFire), before knowing whether there is sufficient demand for the product. Successful product transitions and deployment of new products requires accurate predictions of the product development schedule as well as volumes, product mix and configuration. Compaq may also anticipate demand and perceived market acceptance which differs from the product's realizable customer demand and revenue stream. Additionally, the timing of a product's rollout must match customers' demand for a particular product. A failure on the part of Compaq to carry out a product rollout in the time frame anticipated could directly affect the demand for the product and the profitability of Compaq's operations.

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

    Services business may not grow as fast as market for services.  The services business within the Enterprise Solutions and Services segment, like other segments, faces intense competition for its business in the markets in which this segment competes. Compaq intends to expand its services business through its focus on providing e-infrastructure to strengthen its customers' e-business success, development of new areas of expertise, and maximization of existing relationships with strategic alliances. Future results will depend on the execution of this expansion strategy in this growing market. Compaq's success in its expansion efforts and profitability in any fiscal period depends, in part, on a number of factors, one of which may be the ability to retain its existing share of the targeted services market. Increased players in the marketplace coupled with an inability to keep pace with the growth rate in an expanding market for services may provide an opportunity for competitors to gain market share. There can be no assurance that, in executing this strategy, Compaq will be able to maintain the continued demand and acceptance by customers in this market.

    Delays in new systems implementation could hamper operational efficiency.  Compaq continues to focus on increasing the effectiveness and efficiency of its business and information management processes to increase customer satisfaction, improve productivity and lower costs. In connection with these efforts, Compaq is moving many of its systems from a legacy environment of proprietary systems to client-server architectures, as well as integrating systems from newly acquired businesses. Although major portions of this transition have been completed, integrating the systems from the Inacom asset acquisition as well as remaining Digital and Tandem systems that are not integrated complicates this process. This year is critical to this effort because delays in the transition to new systems could hamper Compaq's efforts to increase its operational efficiency. Delays in implementing further improvements could adversely affect inventory levels, cash and related profitability.

    Inability to retain employees could hamper business operations.  In searching for new employees and retaining its current employees Compaq competes with other technology companies, including start-up Internet companies that may be perceived as offering significant opportunities to realize wealth. In its integration and restructuring efforts over the past year, Compaq lost a number of sales and service employees in Europe. Compaq's failure to attract key employees to fill these openings or the loss of significant numbers of additional key employees could make it difficult for Compaq to achieve its current business plans.

    Restructuring activities could impede operations.  Compaq undertook significant restructuring activities in 1999 that will continue to be carried out in 2000. In addition, a number of actions remain to be completed from its restructuring activities initiated in 1998. Compaq expects to substantially complete the initiatives contemplated in its restructuring plans during 2000. These activities are focused on alignment around three business groups, each of which will be structured to be competitive within its sphere of operations. Compaq is focused on bringing its operational expenses to appropriate levels for each of its businesses while simultaneously implementing extensive new programs. The significant risks associated with these actions include delays in decision-making, lack of clear lines of authority during transitions, customer confusion about Compaq's future products and services, and an adverse impact on employee morale and retention. Compaq believes that, upon conclusion of its restructuring initiatives, its cost structure will be significantly reduced. However, there can be no assurance that such cost reductions can be sustained, that the estimated costs of such actions will not change, or that certain targeted areas require additional headcount or investment to achieve desired levels of profitability.

    Integrating businesses could divert focus.  In integrating acquisitions, Compaq confronts challenges in synchronizing diverse product roadmaps and business processes and integrating logistics, marketing, product development, services and manufacturing operations to achieve efficiencies. Timing of these decisions is a critical element in Compaq's success. Taking the necessary steps may lead to gaps in short-term performance; furthermore, delaying action will reduce Compaq's ability to compete effectively because resources and people will be too dispersed to achieve acceptable rates of return. Compaq's high-end business in particular has been affected by the steps necessary to achieve appropriate expense levels in the field, particularly in France and Germany, and the need to implement appropriate sales and services organization recruitment, training and incentive plans.

    Minority investments could adversely affect liquidity and earnings.  Compaq holds minority interests in companies having operations or technology in areas within Compaq's strategic focus. Some of these investments are in research and development, start-up or development stage companies or companies where operations are not yet sufficient to establish them as going concerns. As a result, Compaq may be called upon under contractual or other terms to provide funding for operations of such investees and may share in the losses of such entities. While Compaq's share of such losses has not been significant to date, Compaq anticipates that such losses will increase in the future. Certain investments are in publicly traded companies whose share prices are highly volatile. While the overall financial impact of these investments has been favorable thus far, adverse changes in market conditions or poor operating results of underlying investments could result in Compaq incurring losses or an inability to recover the carrying value of its investments.

    Quarterly sales cycle makes planning and operational efficiencies difficult.  Compaq, like other computer companies, generally sells more products in the third month of each quarter than in the first and second months. This sales pattern places pressure on manufacturing and logistics systems based on internal forecasts and may adversely affect Compaq's ability to predict its financial results accurately. In addition, to rationalize manufacturing utilization, Compaq may build products early in the quarter in anticipation of demand late in the quarter. Developments late in a quarter, such as lower-than-anticipated product demand, a systems failure, or component pricing movements, can adversely impact inventory levels, cash and related profitability, in a manner that is disproportionate to the number of days in the quarter affected.

    Component shortages could curtail production.  From time to time, supply for key components in Compaq's products lags behind worldwide demand. In the event that supply of a key material component is delayed or curtailed, Compaq's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Industry shortages currently exist for certain types of display panels, microprocessors, memory and capacitors. Compaq attempts to mitigate the risks of component shortages by working closely with key suppliers on product plans, coordinated product introductions, purchases on the spot market, and selected strategic purchases.

    Doing business in certain locations creates additional risks.  Manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas such as Asia-Pacific, Latin America and other emerging markets, subject Compaq to a number of economic and other risks, such as financial instability among resellers in these regions. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular Asia-Pacific and Latin America, when compared to United States and European markets. Compaq is also subject to any political and financial instability in the countries in which it operates, including inflation, recession, currency devaluation and interest rate fluctuations. Compaq continues to monitor its business operations in these regions and takes various measures to manage risks in these areas.

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

    Year 2000 Compliance.  Compaq is currently not aware of any Year 2000 problem in any of its products, critical systems or services. However, the success to date of its Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties upon which it relies will not become apparent in the future.     The following disclosure is a Year 2000 readiness disclosure statement under the Year 2000 Readiness and Disclosure Act.

    Compaq's Year 2000 program was designed to minimize the possibility of serious Year 2000 interruptions. Possible Year 2000 worst case scenarios include the interruption of significant parts of Compaq's business as a result of critical information systems failure or the failure of suppliers, distributors or customers. Since these possibilities could not be eliminated, Compaq incorporated Year 2000 concerns into its contingency plans for dealing with catastrophic events.

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

    With respect to product readiness, the compliance definitions of Compaq, Tandem and Digital remain in effect for most of the respective follow-on products of each company. The readiness status of Compaq, Tandem and Digital products has been available on the Compaq Year 2000 Web site at www.compaq.com/year2000 since 1999. In addition to selling tested products, Compaq also offered a range of Year 2000 readiness services. Because there is no uniform definition of Year 2000 "compliance" and because all customer situations could not be anticipated, particularly those involving other vendors' products, Compaq anticipated changes in demand or increases in warranty and other claims as a result of the Year 2000 transition. Such events, should they have occurred, could have a material adverse impact on future results.

    In 1998, substantially all internal information systems and other infrastructure areas including communication systems, building security systems and embedded technologies in areas such as manufacturing processes were identified, assessed and categorized for Year 2000 readiness as Priority 1, 2 and 3, with 1 being critical, 2 being intermediate and 3 being non-critical with no impact on business operations. As of September 30, 1999, Compaq was complete with its remediation of Priority 1 and Priority 2 items and closed the third quarter in a Year 2000 ready environment worldwide for its internal supporting systems and infrastructure. To ensure that the integrity of the Year 2000 ready internal environment was maintained, a freeze on changes to applications and infrastructure, with tightly controlled exceptions, had been established from October 18, 1999 to January 15, 2000. Although Compaq has lifted the freeze on changes to applications and infrastructure, it is taking additional steps to identify and monitor noncompliance of any of the application changes made after January 15, 2000, as well as infrastructure changes.

    Compaq has conducted a review of its internal production equipment, production and procurement suppliers and key channel partners regarding Year 2000 readiness. Internal production equipment has been tested and upgraded to achieve a Year 2000 readiness state. Suppliers, including strategic OEMs, have been reviewed and risk assessments have been completed. Management believes that each of its strategic OEMs has achieved a Year 2000 readiness state or is implementing plans to achieve readiness in a timely manner. In certain cases, Compaq has identified critical component suppliers who operate in what the company has deemed "high-risk" countries. While these suppliers continue to address their Year 2000 issues, Compaq has finalized contingency plans for these components and will implement these plans as appropriate. Reviews of key channel partners have also been completed and substantially all key channel partners responded that they expected to address any Year 2000 issues in a timely manner or have contingency plans in place. With respect to suppliers and distributors, because Compaq's readiness depends upon their successful remediation of Year 2000 problems, failures on the part of suppliers and distributors remain a possibility and could have a material adverse impact on future results.

    Compaq carried out major planned enterprise-wide internal system renewal efforts. These planned major enterprise-wide system renewals were incorporated into the Year 2000 readiness effort. Installations were scheduled through the end of 1999. Through the month of January 2000, Compaq's global operations were fully functioning and have not experienced any significant issues associated with the Year 2000 transition. Based on Compaq's ongoing evaluation of internal information and other systems, and system renewal rollout schedules, Compaq does not anticipate future significant business interruption. However, should business interruption occur, there could be a material adverse impact on future results.

    The costs of the readiness program for products are primarily costs of existing internal resources largely absorbed within existing engineering spending levels. These costs were incurred primarily in 1997 and earlier years and were not broken out from other product engineering costs. No future material product readiness costs are anticipated. The costs of the readiness program for internal information and other systems and suppliers and distributors are a combination of incremental external spending and use of existing internal resources and expertise. Over the life of the internal readiness effort, these costs were approximately $125 million for the three years ended December 31, 1999. Additional costs were incurred primarily in connection with incident management, finalizing and validating business continuity plans, and program shutdown. The costs of implementing enterprise-wide system renewal efforts are not included in this approximation of costs incurred to date. Milestones and implementation dates and the costs of Compaq's Year 2000 readiness program are subject to change based on new circumstances that may arise or new information becoming available that may change underlying assumptions or requirements included in this estimate.

    Effective tax rate.  Compaq's effective tax rate for 1999 was 39 percent. This rate is primarily affected by the proportion of manufacturing income Compaq earns in Singapore that is subject to a tax holiday and by tax rates in the various jurisdictions that were affected by gain on sale of businesses and restructuring charges. Compaq anticipates an effective tax rate of 34 percent for 2000.

    The Singapore tax holiday for manufacturing operations can be maintained through August 2004 if cumulative investment levels and other conditions are maintained. Compaq's tax rate is heavily dependent upon the proportion of earnings that is derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the United States. Compaq will cease utilization of a portion of its Singaporean manufacturing subsidiary's production capacity during 2000. The profitability of this facility is expected to decrease significantly, accompanied by a corresponding decrease in the impact of the tax holiday on Compaq's effective tax rate. In addition, should Compaq's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary for prior years require significant adjustment due to audits or regulatory changes, Compaq's overall tax rate could increase.

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

Item 7A. Market Risks

    Compaq is exposed to market risks, which include changes in United States and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other. Compaq attempts to reduce these risks by utilizing financial instruments, including derivative transactions.

    Compaq uses market valuations and value-at-risk valuation methods to assess the market risk of its financial instruments and derivative portfolios. It uses software by RiskMetrics to estimate the value-at-risk of its financial instruments and derivative portfolios based on estimates of volatility and correlation of market factors drawn from RiskMetrics data sets for the dates calculated. RiskMetrics defines loss as a reduction in the value of a portfolio in the event of adverse market conditions, using a predetermined confidence interval, over a specified period of time. Compaq included all fixed income investments, interest rate swaps, and foreign exchange contracts in the value-at-risk calculation. See Note 1 and Note 12 in the Notes to the Consolidated Financial Statements for further information regarding these instruments. The holding period for these instruments varies from one day to nine months. The measured value-at-risk from holding derivative and other financial instruments, using a 95 percent confidence level and assuming normal market conditions during the years ended December 31, 1999 and 1998, was immaterial.

    The value of the U.S. dollar affects Compaq's financial results. Changes in exchange rates may positively or negatively affect Compaq's revenues, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. Compaq engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Compaq primarily uses forward exchange contracts to hedge those assets and liabilities that impact the income statement when remeasured according to accounting principles generally accepted in the United States. For some markets, Compaq has determined that ongoing hedging of non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. Compaq purchases foreign currency option contracts from time to time as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated revenues of Compaq's international marketing subsidiaries, with the exception of Latin America and other subsidiaries that reside in countries in which such activity would not be cost effective or local regulations preclude this type of activity. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of Compaq's hedging programs include accuracy of sales forecasts, volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by Compaq are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although Compaq maintains these programs to reduce the impact of changes in currency exchange rates, Compaq's revenues or costs are adversely affected when the U.S. dollar sustains a strengthening position against currencies in which Compaq sells products and services or a weakening exchange rate against currencies in which Compaq incurs costs.

    Changes in interest rates affect interest income earned on Compaq's cash equivalents and short-term investments, and interest expense on short-term borrowings. Compaq does not enter into derivative transactions related to its cash, cash equivalents or short-term investments. Compaq does periodically enter into interest rate swap transactions for the purpose of hedging existing or anticipated liabilities. All interest rate swaps entered into by Compaq are for the sole purpose of hedging existing or anticipated interest rate sensitive positions, and not for speculation.

    Compaq is exposed to equity price risks on the marketable portion of investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within Compaq's strategic focus. Compaq does not attempt to reduce or eliminate its market exposure on these securities. A 20 percent adverse change in equity prices would result in an approximate $1.1 billion decrease in the fair value of Compaq's available for sale securities as of December 31, 1999.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements:
Report of Independent Accountants	29
Consolidated Balance Sheet at December 31, 1999 and 1998	30
Consolidated Statement of Income for the three years ended December 31, 1999	31
Consolidated Statement of Cash Flows for the three years ended December 31, 1999	32
Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1999	34
Notes to Consolidated Financial Statements	35
Financial Statement Schedule:
For the three years ended December 31, 1999
Schedule II—Valuation and Qualifying Accounts	64

Item 9. Disagreements with Accountants on Accounting and Financial Disclosures

    None.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
of Compaq Computer Corporation

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Compaq Computer Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
January 25, 2000,
except as to Note 13, which is as of February 16, 2000

Compaq Computer Corporation
Consolidated Balance Sheet

December 31 (In millions, except par value)	1999	1998
ASSETS
Current assets:
Cash and cash equivalents	$2,666	$4,091
Short-term investments	636	—
Accounts receivable, net	6,685	6,998
Inventories	2,008	2,005
Deferred income taxes	1,460	1,602
Other assets	394	471

Total current assets	13,849	15,167
Property, plant and equipment, net	3,249	2,902
Other assets, net	10,179	4,982

	$27,277	$23,051

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$453	$—
Accounts payable	4,380	4,237
Deferred income	972	845
Accrued restructuring costs	1,002	1,110
Other current liabilities	5,031	4,541

Total current liabilities	11,838	10,733

Postretirement and other postemployment benefits	605	545

Commitments and contingencies (Note 12)

Minority interest	—	422

Stockholders' equity:
Preferred stock, $.01 par value (authorized: 10 million shares; issued: none)	—	—
Common stock and capital in excess of $.01 par value (authorized: 3 billion shares; issued and outstanding: 1,715 and 1,694 million shares, respectively, at December 31, 1999; and 1,698 and 1,687 million shares, respectively, at December 31, 1998)	7,627	7,270
Retained earnings	4,948	4,501
Accumulated other comprehensive income (loss)	2,919	(36)
Treasury stock	(660)	(384)

Total stockholders' equity	14,834	11,351

	$27,277	$23,051

The accompanying notes are an integral part of these financial statements.

Compaq Computer Corporation
Consolidated Statement of Income

Year ended December 31 (In millions, except per share amounts)	1999	1998	1997
Revenue:
Products	$31,902	$27,372	$24,122
Services	6,623	3,797	462

Total revenue	38,525	31,169	24,584

Cost of sales:
Products	25,263	21,383	17,500
Services	4,535	2,597	333

Total cost of sales	29,798	23,980	17,833

Selling, general and administrative	6,341	4,978	2,947
Research and development	1,660	1,353	817
Restructuring and related charges	868	393	—
Purchased in-process technology	—	3,196	208
Merger-related costs	—	—	44
Gain on sale of businesses	(1,182)	—	—
Other (income) expense, net	106	(69)	(23)

	7,793	9,851	3,993

Income (loss) before provision for income taxes	934	(2,662)	2,758
Provision for income taxes	365	81	903

Net income (loss)	$569	$(2,743)	$1,855

Earnings (loss) per common share:
Basic	$0.35	$(1.71)	$1.23

Diluted	$0.34	$(1.71)	$1.19

Shares used in computing earnings (loss) per common share:
Basic	1,693	1,608	1,505

Diluted	1,735	1,608	1,564

The accompanying notes are an integral part of these financial statements.

Compaq Computer Corporation
Consolidated Statement of Cash Flows

Year ended December 31 (In millions)	1999	1998	1997
Cash flows from operating activities:
Net income (loss)	$569	$(2,743)	$1,855
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,402	893	545
Gain on sale of businesses	(1,182)	—	—
Restructuring and related charges	868	393	—
Purchased in-process technology	—	3,196	208
Deferred income taxes	(107)	(130)	202
Other	128	77	50
Changes in operating assets and liabilities, net of effects of acquired and divested businesses:
Receivables	185	(1,736)	614
Inventories	(97)	857	(335)
Accounts payable	135	589	756
Other assets and liabilities	(740)	(752)	(207)

Net cash provided by operating activities	1,161	644	3,688

Cash flows from investing activities:
Capital expenditures, net	(1,185)	(600)	(729)
Purchases of short-term investments	(1,444)	(77)	(2,405)
Proceeds from maturities of short-term investments	808	421	3,134
Acquisition of businesses, net of cash acquired	(517)	(1,413)	(268)
Other investing activities	(131)	(798)	(31)

Net cash used in investing activities	(2,469)	(2,467)	(299)

Cash flows from financing activities:
Increase in short-term borrowings	453	—	—
Payments to retire Digital preferred stock	(400)	—	—
Repayment of long-term debt	—	(788)	(293)
Common stock transactions, net	49	257	344
Dividends to stockholders	(136)	(95)	—
Other financing activities	—	(18)	(37)

Net cash provided by (used in) financing activities	(34)	(644)	14

Effect of exchange rate changes on cash and cash equivalents	(83)	140	7

Net increase (decrease) in cash and cash equivalents	(1,425)	(2,327)	3,410
Cash and cash equivalents at the beginning of the year	4,091	6,418	3,008

Cash and cash equivalents at the end of the year	$2,666	$4,091	$6,418

The accompanying notes are an integral part of these financial statements.

Supplemental Cash Flow Information Year ended December 31 (In millions)	1999	1998	1997
Interest paid	$152	$175	$164
Income taxes paid	$415	$259	$804
Acquisition of businesses
Fair value of:
Assets acquired	$811	$16,124	$362
Liabilities assumed	(201)	(7,109)	(74)
Stock issued	—	(4,284)	—
Options issued	(60)	(249)	(10)

Cash paid	550	4,482	278
Less: Cash acquired	(33)	(3,069)	(10)

Net cash paid for acquisitions	$517	$1,413	$268

Sale of businesses
Fair value of:
Equity proceeds	$1,597	$—	$—
Note receivable	204	—	—
Cash received	70	—	—

	1,871	—	—
Less: Basis in net assets sold	(689)	—	—

Gain on sale of businesses	$1,182	$—	$—

The accompanying notes are an integral part of these financial statements.

Compaq Computer Corporation
Consolidated Statement of Stockholders' Equity

Year ended December 31 (In millions)	1999	1998	1997
Shares of common stock issued:
Beginning balance	1,698	1,519	1,492
Issuance pursuant to stock option plans	17	36	30
Issuance of stock pursuant to acquisition	—	141	—
Other	—	2	(3)

Ending balance	1,715	1,698	1,519

Common stock par value and capital in excess of par:
Beginning balance	$7,270	$2,096	$1,779
Issuances of stock	183	4,691	188
Issuance of stock options pursuant to acquisitions	32	249	10
Stock option tax benefits and other	142	234	119

Ending balance	7,627	7,270	2,096

Retained earnings:
Beginning balance	4,501	7,351	5,507
Net income (loss)	569	(2,743)	1,855
Gain on redemption of Digital preferred stock	22	—	—
Change in Tandem fiscal period	—	—	12
Cash dividends	(144)	(107)	(23)

Ending balance	4,948	4,501	7,351

Accumulated other comprehensive income (loss):
Beginning balance	(36)	(18)	4
Other comprehensive income (loss):
Unrealized gains on investments	2,978	—	—
Foreign currency translations	(26)	20	(22)
Minimum pension liability adjustment	3	(38)	—

Total other comprehensive income (loss)	2,955	(18)	(22)

Ending balance	2,919	(36)	(18)

Treasury stock:
Beginning balance	(384)	—	—
Repurchase of treasury stock, at cost	(276)	(384)	—

Ending balance	(660)	(384)	—

Total stockholders' equity	$14,834	$11,351	$9,429

Total comprehensive income (loss):
Net income (loss)	$569	$(2,743)	$1,855
Other comprehensive income (loss)	2,955	(18)	(22)

	$3,524	$(2,761)	$1,833

The accompanying notes are an integral part of these financial statements.

Compaq Computer Corporation
Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

    Description of business.  Founded in 1982, Compaq Computer Corporation ("Compaq") designs, develops, manufactures and markets hardware, software, solutions and services, including industry-leading enterprise computing solutions, fault-tolerant business-critical solutions, networking and communication products, commercial desktop and portable products and consumer PCs for the NonStop™ Internet world.

    Compaq completed the acquisition of Digital Equipment Corporation ("Digital"), Shopping.Com ("SDC") and Zip2 Corp. ("Zip2") in June 1998, February 1999 and April 1999, respectively. These acquisitions were accounted for as purchases. In August 1999, Compaq sold a majority interest in AltaVista Company (a business acquired in the Digital acquisition), SDC and Zip2 (collectively "AltaVista"), to CMGI, Inc. ("CMGI"). Accordingly, Compaq's consolidated financial statements include the results of operations and the estimated fair values of the assets acquired and liabilities assumed from the respective dates of acquisition through divestiture or December 31, 1999, as applicable.

    Compaq completed the acquisition of Tandem Computers Incorporated ("Tandem") in August 1997. This acquisition was accounted for as a pooling of interests, consequently, the financial information for 1997 has been restated to reflect the merger with Tandem.

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

    Cash equivalents and short-term investments.  Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. Short-term investments include certificate of deposits, commercial paper and other investments not qualifying as cash equivalents. For reporting purposes, such cash equivalents and short-term investments are stated at cost plus accrued interest which approximates fair value.

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

    Long-lived assets.  Compaq performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

    Long-term investments.  Compaq holds minority equity investments in companies having operations or technology in areas within Compaq's strategic focus. Certain of the investments carry restrictions on immediate disposition. Those investments in public companies with restrictions of less than one year are classified as available for sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses.

    Intangible assets.  Intangible assets primarily relate to the value of the installed customer base, proven research and development, and trademarks of companies acquired. The cost of the installed customer base, proven research and development, and trademarks is amortized on a straight-line basis over the estimated lives of 15 years, 5 years and 5 years, respectively.

    Revenue recognition.  Compaq recognizes revenue on sales of products at the time products are shipped to its customers. Provision is made at the time the related revenue is recognized for estimated product returns and price protection which may occur under programs Compaq has with its customers. Compaq provides for the estimated cost of post-sales support and product warranties upon shipment. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Revenue earned from services is recognized ratably over the contractual period or as the services are performed.

    Financing transactions.  Compaq offers customer financing to assist customers in their acquisition of Compaq's products through its leasing subsidiary, Compaq Financial Services ("CFS"). At the time a financing transaction is consummated, which qualifies as either a sales-type or direct financing lease, Compaq records the total lease receivable net of unearned income and the estimated residual value of the equipment. Lease receivables, net of unearned income, due within the next twelve months are included in accounts receivable. The non-current portion of lease receivables and the residual value, net of unearned income, are included in long-term other assets. Unearned income is recognized as finance income using the interest method over the term of the lease. Leases not qualifying as either sales-type or direct financing leases are accounted for as operating leases. The underlying equipment is depreciated on a straight-line basis over the initial term of the operating lease to its estimated residual value.

    Advertising costs.  Advertising costs are charged to operations when incurred. The cost of direct-response advertising is not significant. Advertising expenses for 1999, 1998 and 1997 were $385 million, $336 million and $223 million, respectively.

    Foreign currency.  Compaq's foreign subsidiaries predominately have the U.S. dollar designated as their functional currency. Financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. Remeasurement gains and losses are included in Compaq's Consolidated Statement of Income. Certain foreign subsidiaries designate the local currency as their functional currency and related cumulative translation adjustments are included as a component of accumulated other comprehensive income.

    Income taxes.  The provision for income taxes is computed based on the pretax income (loss) included in the Consolidated Statement of Income. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.     Earnings per common share.  Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Incremental shares of 42 million and 59 million in 1999 and 1997, respectively, were used in the calculation of diluted earnings per common share. Diluted loss per common share for 1998 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of 60 million common share equivalents would have been antidilutive. Stock options to purchase 66 million, 13 million and 9 million shares of common stock in 1999, 1998 and 1997, respectively, were outstanding but not included in the computation of diluted earnings (loss) per common share because the option exercise price was greater than the average market price of the common shares. For the year ended December 31, 1999, net income used in the calculation of earnings per common share was adjusted to include a $22 million gain on redemption of Digital preferred stock.

    Stock-based compensation.  Compaq measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and has provided in Note 8 the pro forma disclosures of the effect on net income (loss) and earnings (loss) per common share as if the fair value-based method had been applied in measuring compensation expense.

    Comprehensive income.  Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. Compaq's other comprehensive income is composed of unrealized gains on available for sale securities, foreign currency translation adjustments and adjustments made to recognize additional minimum liabilities associated with Compaq's defined benefit pension plans.

    Segment data.  Compaq reports segment data based on the management approach, which was adopted in 1998. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of Compaq's reportable operating segments. Compaq also discloses information about products and services, geographical areas and major customers.

    Recent pronouncements.  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Compaq has elected to adopt FAS 133 effective January 1, 2000, and accordingly, Compaq will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. Compaq believes that such adoption will not have a material effect on its consolidated results of operations or financial position.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Compaq will adopt SAB 101 as required in the first quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.     Reclassifications.   Certain prior year amounts have been reclassified to conform to the 1999 presentation.

Note 2. Acquisitions and Divestitures

    In August 1999, Compaq sold an 81.5 percent equity interest in AltaVista for approximately 38 million CMGI common shares, CMGI preferred shares convertible into 3.6 million CMGI common shares and a $220 million three-year note receivable. In October 1999, CMGI converted the CMGI preferred shares held by Compaq into 3.6 million CMGI common shares. All of the CMGI common shares owned by Compaq carry certain restrictions whereby Compaq may not sell 50 percent of its CMGI common shares in less than one year from the date of the disposition and the remainder in less than 18 months. Total consideration received from CMGI was valued at $1.8 billion. After adjusting for the net assets sold and for the expenses associated with the divestiture, Compaq realized a gain of approximately $1.2 billion ($670 million, net of tax). Compaq accounts for its minority investments in CMGI and AltaVista under the cost method. All CMGI share information reflects CMGI's two-for-one stock split, effective January 2000.

    In July 1999, CFS acquired the remaining 50 percent interests in two leasing company joint ventures from Leasetec Corporation International for approximately $24 million. The aggregate purchase price was allocated to the assets acquired and liabilities assumed, including goodwill of $4 million. This acquisition was accounted for as a purchase.

    In June 1999, Compaq sold certain network switching assets for $70 million in cash. Compaq realized a gain on the sale of these assets of $26 million ($16 million, net of tax), recorded as gain on sale of businesses. The assets sold consisted of intangible assets and property, plant and equipment.

    In April 1999, Compaq acquired Zip2 for an aggregate purchase price of $341 million consisting of $307 million in cash, the issuance of employee stock options to purchase AltaVista stock with a fair value of $28 million and other acquisition costs. The aggregate purchase price was allocated to the assets acquired and liabilities assumed, consisting primarily of goodwill of $349 million. In February 1999, Compaq acquired SDC for an aggregate purchase price of $257 million consisting of $219 million in cash, the issuance of employee stock options to purchase Compaq stock with a fair value of $32 million and other acquisition costs. The aggregate purchase price was allocated to the respective assets acquired and liabilities assumed, consisting primarily of goodwill of $288 million. These transactions were accounted for as purchases.

    In June 1998, Compaq consummated its acquisition of Digital for an aggregate purchase price of $9.1 billion. The purchase price consisted of approximately $4.5 billion in cash, the issuance of approximately 141 million shares of Compaq common stock valued at approximately $4.3 billion and the issuance of approximately 25 million options to purchase Compaq common stock valued at approximately $249 million. This acquisition was accounted for as a purchase. Accordingly, the results of operations of Digital and the estimated fair value of the assets acquired and liabilities assumed are included in Compaq's consolidated financial statements from the date of acquisition.

    The purchase price was allocated to the fair value of assets acquired and liabilities assumed as of the acquisition date. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company of the purchased in-process technology, proven research and development, installed customer base and trademarks of Digital. The amounts allocated to tangible and intangible assets acquired less liabilities assumed exceeded the purchase price by approximately $4.1 billion. This excess value over the purchase price was allocated to reduce the values assigned to long-term assets and purchased in-process technology in determining their ultimate fair values. As a result of the change in fair values of the long-term assets, the deferred tax liability associated with these assets was also adjusted.

    The value ascribed to proven research and development, installed customer base and trademarks of Digital was $553 million, $1.2 billion and $162 million, respectively. Approximately $3.2 billion of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Income upon consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility had not been established, including UNIX/OpenVMS ($900 million), NT Systems ($450 million), storage ($1.5 billion) and others ($335 million). The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue and profitability of Compaq may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

    The following table presents unaudited consolidated pro forma information as if Compaq and Digital had been combined as of the beginning of the periods presented. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations of future periods or the results that actually would have occurred had Compaq and Digital been a combined company during the specified periods. The pro forma combined results include the effects of the purchase price allocation on depreciation of property, plant and equipment and amortization of intangible assets, adjustments to reflect the reversal of interest income resulting from the use of cash related to the acquisition of Digital, and preferred stock dividends paid. The pro forma combined results exclude acquisition-related charges for purchased in-process technology related to Digital.

Year ended December 31 (In millions, except per share amounts)	1998	1997
	Pro forma Unaudited
Revenue:
Products	$29,955	$31,350
Services	6,447	6,295

	$36,402	$37,645

Net income	$275	$1,798
Earnings per common share:
Basic	$0.16	$1.09
Diluted	$0.16	$1.05
Shares used in computing earnings per common share:
Basic	1,672	1,646
Diluted	1,736	1,706

    During 1998, CFS purchased from G.E. Capital Corporation a lease portfolio for $361 million. The underlying equipment consists primarily of Digital manufactured equipment. Also during 1998, CFS purchased certain assets and assumed certain liabilities of Dana Commercial Credit Corporation's computer equipment leasing business. The purchase price was $50 million. The assets acquired consist primarily of direct financing leases related to Compaq manufactured equipment.     In August 1997, Compaq merged with Tandem in a stock-for-stock transaction accounted for as a pooling of interests. Merger-related costs of $44 million are reflected in the Consolidated Statement of Income for the year ended December 31, 1997.

    In May 1997, Compaq completed a cash tender offer for Microcom, Inc., a manufacturer of remote access technologies and solutions, for $288 million. This transaction was accounted for as a purchase. The aggregate purchase price included $208 million, representing the value of purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was expensed in Compaq's Consolidated Statement of Income during 1997.

    Pro forma statements of operations reflecting the above acquisitions (other than Digital) are not shown as they would not differ materially from reported results.

Note 3. Restructuring and Related Charges

    In September 1999, Compaq's management approved a restructuring plan to realign Compaq's organization, reduce infrastructure and overhead, and eliminate excess and duplicative facilities. Restructuring and related charges of $868 million ($600 million, net of tax) were expensed. These charges were composed of $787 million of accrued restructuring costs, $58 million of related asset impairment charges and a $23 million pension curtailment loss to recognize a change in Compaq's projected pension benefit obligation in connection with employee separations. Components of accrued restructuring costs and amounts charged against the provision as of December 31, 1999 were as follows:

(In millions)	Beginning Accrual	Expenditures	December 31, 1999
Employee separations	$491	$(68)	$423
Facility closure costs	96	—	96
Contract cancellation and other exit costs	200	(167)	33

	$787	$(235)	$552

    Accrued restructuring costs for employee separations related to approximately 7,000 employees worldwide affecting the majority of business functions, job classes and regions, predominantly occurring in North America and Europe. Employee separation benefits include severance, medical and other benefits. Facility closure costs of $96 million were associated with the closure of 3.3 million square feet of manufacturing, distribution and office space in North America, Europe and Asia through sale or lease terminations. Contract cancellation and other exit costs of $200 million primarily related to terminating contractual obligations in connection with exiting the Compaq branded networking products business, and included $47 million for non-cash items.

    In connection with the 1999 restructuring action, Compaq performed a review of its long-lived assets to identify potential impairments. As a result of this review, Compaq recorded a $58 million charge during the third quarter of 1999 for asset impairments resulting from abandonment or write-down to fair value of certain assets. Approximately $40 million related to the closure of a Compaq assembly plant in Asia.

    In June 1998, Compaq recorded a restructuring charge of approximately $1.7 billion to integrate the operations of Compaq and Digital, consolidate duplicative facilities, improve service delivery and reduce overhead. Approximately $1.5 billion was related to the acquisition of Digital and recorded as a component of purchase accounting and $286 million related to Compaq and was charged to operations. Accrued restructuring costs included separation benefits for approximately 17,000 employees, consolidation and closure of 13.2 million square feet of office, distribution and manufacturing space, termination of Digital contractual obligations and relocation costs of Digital employees. Employee separation benefits included severance, medical and other benefits. Compaq has completed most of the actions contemplated under the restructuring plan. Accrued restructuring costs at December 31, 1999 include amounts for actions that have already been taken, but for which expenditures have not yet been made. Accrued restructuring costs as of December 31, 1999 and amounts charged against the provision were as follows:

(In millions)	Beginning Accrual	Expenditures	December 31, 1998	Expenditures	December 31, 1999
Employee separations	$1,131	$(408)	$723	$(554)	$169
Facility closure costs	414	(97)	317	(87)	230
Relocation	99	(56)	43	(9)	34
Other exit costs	100	(73)	27	(10)	17

	$1,744	$(634)	$1,110	$(660)	$450

Compaq Computer Corporation
Notes to Consolidated Financial Statements

    In the fourth quarter of 1998, Compaq adjusted the Digital restructuring plan for changes in estimates, which resulted in a reduction of $59 million of accrued Digital restructuring costs. This reduction was recorded as an adjustment to the purchase price allocation. During 1998, Compaq recorded a $107 million charge related to asset impairments. The asset impairments resulted from the write-down to fair market value, less costs to sell, of assets taken out of service and held for sale or disposal.

    As a result of the 1998 and 1999 restructuring actions, approximately $166 million of the total accrual at December 31, 1999 related to future cash payments to employees separated prior to December 31, 1999.

    For the year ended December 31, 1999, employee separations due to both restructuring actions totaled approximately 6,800, of which approximately 1,900 were pursuant to the restructuring action approved in September 1999. The net headcount reduction for the year ended December 31, 1999, including attrition and restructuring, offset by selective hiring, totaled approximately 3,700. Since the date of the Digital acquisition, employee separations due to restructuring actions were approximately 17,400. The net headcount reduction since the date of the Digital acquisition, including attrition and restructuring, offset by selective hiring, was approximately 16,400.

Note 4. Certain Balance Sheet Components

    Compaq's accounts receivable are reported net of allowance for doubtful accounts of $222 million and $318 million at December 31, 1999 and 1998, respectively. Lease receivables of $432 million, net of unearned income, due within the next twelve months are included in accounts receivable. The non-current portion of $669 million of lease receivables and the residual value, net of unearned income, are included in long-term other assets. The net investment in lease receivables consisted of the following:

December 31 (In millions)	1999	1998
Minimum lease payment receivable	$1,160	$561
Unguaranteed residual values	59	28
Unearned income	(118)	(44)

	$1,101	$545

    Contractual maturities of Compaq's lease receivables at December 31, 1999 are $506 million in 2000, $400 million in 2001, $169 million in 2002, $46 million in 2003, and $39 million in 2004. Compaq also leases its products to customers under operating leases. Minimum future rentals under operating leases are $226 million in 2000, $159 million in 2001, and $79 million in 2002.

    Inventories consisted of the following:

December 31 (In millions)	1999	1998
Raw material	$448	$404
Work-in-progress	394	403
Finished goods	1,166	1,198

	$2,008	$2,005

    Property, plant and equipment consisted of the following:

December 31 (In millions)	1999	1998
Land	$274	$249
Buildings and leasehold improvements	1,607	1,653
Machinery and equipment	3,128	2,860
Equipment leased to third parties	741	250
Construction-in-process	301	211

	6,051	5,223
Less: Accumulated depreciation	(2,802)	(2,321)

	$3,249	$2,902

    Depreciation expense totaled $839 million, $606 million and $447 million in 1999, 1998 and 1997, respectively. Accumulated depreciation related to equipment leased to third parties was $224 million and $84 million at December 31, 1999 and 1998, respectively.

    Other non-current assets consisted of the following:

December 31 (In millions)	1999	1998
Investments	$6,617	$354
Intangibles	2,351	2,856
Deferred income taxes	342	1,341
Other assets	1,442	886

	10,752	5,437
Less: Accumulated amortization	(573)	(455)

	$10,179	$4,982

    Amortization expense related to intangibles totaled $563 million, $287 million and $98 million in 1999, 1998 and 1997, respectively. At December 31, 1999, Compaq held $6.6 billion of minority equity investments. The cost basis and fair value of available for sale investments at December 31, 1999 was $857 million and $5.4 billion, respectively. The cumulative unrealized gain on these investments was approximately $4.6 billion ($3.0 billion, net of tax) at December 31, 1999, and was recorded as a component of accumulated other comprehensive income. The cumulative unrealized gain is primarily attributable to Compaq's holdings in certain Internet related companies. Two of these investments accounted for 82 percent of the total cumulative unrealized gain at December 31, 1999.

    Other current liabilities consisted of the following:

December 31 (In millions)	1999	1998
Salaries, wages and related items	$644	$749
Income taxes payable	992	282
Accrued warranties	937	752
Other accrued liabilities	2,458	2,758

	$5,031	$4,541

Note 5. Credit Agreements and Financing Arrangements

    Compaq has a $1.0 billion revolving credit facility that expires in October 2000 and a $3.0 billion revolving credit facility that expires in October 2002. The facilities bear interest at LIBOR plus 0.625 percent and LIBOR plus 0.325 percent, respectively. Fees associated with these facilities are immaterial. Both of these facilities were unused at December 31, 1999 and 1998. Compaq has also established two short-term commercial paper programs: a $1.5 billion program in the name of Compaq Computer Corporation, and a $1.0 billion program in the name of CFS. Both programs are supported by the $3.0 billion credit facility. Outstanding commercial paper reduces available borrowings under this credit facility. At December 31, 1999, Compaq had $453 million in commercial paper outstanding under the Compaq program, with a weighted average interest rate of 6.4 percent. The carrying amounts of the borrowings under the commercial paper program approximate their fair value. No commercial paper was outstanding under the CFS program at December 31, 1999. Additionally, Compaq maintains various uncommitted lines of credit, which totaled approximately $650 million at December 31, 1999. There were no outstanding borrowings against these lines at December 31, 1999 and 1998.

    In June 1998, Compaq completed a cash tender offer for Digital debt securities with a fair value of $879 million, including accrued interest. Compaq paid an aggregate of $799 million (including accrued interest) for the notes and debentures tendered. The untendered balance of the notes and debentures is included in other current liabilities.

Note 6. Other Income and Expense

    Other (income) expense consisted of the following:

Year ended December 31 (In millions)	1999	1998	1997
Interest and dividend income	$(196)	$(287)	$(266)
Investment income, net	(67)	(9)	—
Interest expense	148	166	168
Currency losses, net	136	16	31
Other, net	85	45	44

	$106	$(69)	$(23)

    Compaq recorded a net gain of $67 million ($44 million, net of tax) related to its investment portfolio, which was composed of a $126 million realized gain on the sale of available for sale securities, a $52 million loss from investments accounted for under the equity method, and a $7 million write-down for permanently impaired investments. Proceeds associated with the sale of available for sale securities were $149 million.

Note 7. Provision for Income Taxes

    The components of income (loss) before provision for income taxes were as follows:

Year ended December 31 (In millions)	1999	1998	1997
Domestic	$94	$(4,782)	$1,789
Foreign	840	2,120	969

	$934	$(2,662)	$2,758

    The provisions for income taxes charged to operations were as follows:

Year ended December 31 (In millions)	1999	1998	1997
Current tax expense (benefit)
U.S. federal	$1	$(92)	$430
State and local	11	(9)	30
Foreign	460	312	241

Total current	472	211	701

Deferred tax expense (benefit)
U.S. federal	47	(429)	194
State and local	43	(11)	2
Foreign	(197)	310	6

Total deferred	(107)	(130)	202

Total provision	$365	$81	$903

    The reasons for the differences between income tax expense and amounts calculated using the United States statutory rate of 35 percent were as follows:

Year ended December 31 (In millions)	1999	1998	1997
Tax expense (benefit) at U.S. statutory rate	$327	$(932)	$965
Foreign tax effect, net	(31)	(40)	(88)
Non-deductible purchased in-process technology	—	1,119	73
Release of valuation allowance	—	(77)	(30)
Disposition of businesses	77	—	—
Other, net	(8)	11	(17)

	$365	$81	$903

    Compaq's 1999 effective tax rate was primarily affected by benefits from its Singaporean manufacturing subsidiary's tax holiday, discussed below, and by incremental taxes resulting from the disposition of AltaVista. In connection with the 1998 and 1997 acquisitions, Compaq recorded non-recurring, non-tax-deductible charges for purchased in-process technology of approximately $3.2 billion and $208 million, respectively. In connection with the 1997 Tandem merger, Compaq incurred $44 million of non-recurring, non-tax-deductible merger expenses. The exclusion of these non-taxable charges would result in effective tax rates of 15 percent and 30 percent in 1998 and 1997, respectively.

    The Singapore tax holiday for manufacturing operations can be continued through August 2004 if cumulative investment levels and other conditions are maintained. Compaq will cease utilization of a portion of its Singaporean manufacturing subsidiary's production capacity during 2000. The profitability of this facility is expected to decrease significantly; consequently, there will be a corresponding decrease in the impact of the tax holiday on Compaq's effective tax rate in the future.

    Compaq has determined that the undistributed earnings of its Singaporean manufacturing subsidiary will be reinvested indefinitely. In addition, Compaq has determined that, with respect to the undistributed earnings of the foreign subsidiaries acquired through the acquisition of Digital, pre-acquisition earnings will be permanently reinvested, while post-acquisition earnings will not. As a result of these determinations, no incremental tax is reflected for the earnings of Compaq's Singaporean manufacturing subsidiary or for the pre-acquisition earnings of the Digital subsidiaries. These earnings would become subject to incremental foreign withholding, federal and state income tax if they were actually or deemed to be remitted to the United States. Compaq estimates an additional tax provision of approximately $2.1 billion would be required if the full amount of approximately $6.0 billion in accumulated earnings were actually or deemed distributed to the United States.

    Compaq recorded a gross deferred tax asset of approximately $2.8 billion in conjunction with the acquisition of Digital in 1998. This gross deferred tax asset was reduced by a valuation allowance of $562 million, resulting in a net increase in the deferred tax asset of approximately $2.2 billion in 1998. The valuation allowance is comprised principally of pre-acquisition tax loss carryforwards and credit carryforwards incurred by Digital which management has determined are more likely than not to expire unused. During 1999, tax losses and credit carryforwards expired unutilized and the valuation allowance was reduced by $152 million as a result of these expirations.

    During 1998, Compaq recorded $65 million of other tax loss and credit carryforwards for which a full valuation allowance was provided due to uncertainty surrounding their realizability. In addition, the valuation allowance was reduced by $77 million to reflect Tandem credit carryforwards which, as a result of the liquidation of the United States Tandem parent company at the close of 1998, are now believed more likely than not to be realized. This reduction in the valuation allowance resulted in a tax benefit in the 1998 deferred income tax provision.

Compaq Computer Corporation

Notes To Consolidated Financial Statements

    Deferred tax assets (liabilities) were as follows:

December 31 (In millions)	1999	1998
Loss carryforwards	$1,230	$1,300
Credit carryforwards	960	411
Accrued liabilities	655	913
Capitalized research and development costs	449	679
Receivable allowances	380	349
Inventory adjustments	341	182
Other	273	585

Gross deferred tax assets	4,288	4,419

Equity investments	(1,604)	—
Intangible assets	(382)	(715)
Other	(27)	(104)

Gross deferred tax liabilities	(2,013)	(819)

Deferred tax asset valuation allowance	(529)	(684)

	$1,746	$2,916

    Tax loss carryforwards will generally expire between 2000 and 2020. Credit carryforwards will generally expire between 2000 and 2014. United States tax laws limit the annual utilization of tax loss and credit carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

Note 8. Stock Option Plans

    Compaq maintains various stock option plans for its employees. Options to employees are generally granted at the fair market value of the common stock at the date of grant and generally vest monthly over four to five years. Options granted to employees under Compaq's stock option plans must be exercised no later than ten years from the date of grant. The vesting period and option life for grants to employees are at the discretion of the Board of Directors.

    Compaq also maintains plans under which it offers stock options to non-employee directors. Pursuant to the terms of the plans under which directors are eligible to receive options, each non-employee director is entitled to receive options to purchase common stock upon initial appointment to the Board (initial grants) and upon subsequent reelection to the Board (annual grants). Initial grants are exercisable during the period beginning one year after initial appointment to the Board and ending ten years after the date of grant. Annual grants vest over two years and are exercisable thereafter until the tenth anniversary of the date of grant. Both initial grants and annual grants have an exercise price equal to the fair market value of Compaq's common stock on the date of grant. Additionally, directors may elect to receive stock options in lieu of all or a portion of the annual retainer to be earned. Such options are granted at 50 percent of the price of Compaq's common stock at the date of grant and are exercisable during the period beginning one year after the grant date and ending ten years after the grant date. The expense resulting from options granted at 50 percent of the price of Compaq's common stock at the grant date is charged to operations over the vesting period.

    At December 31, 1999, there were 357 million shares of common stock reserved by the Board of Directors for issuance under all of Compaq's stock option plans. For all plans, options of 101 million, 88 million and 71 million shares were exercisable at December 31, 1999, 1998 and 1997 with a weighted average exercise price of $16.13, $11.76 and $6.52, respectively. There were 123 million, 217 million and 64 million shares available for grant under the plans at December 31, 1999, 1998 and 1997, respectively.

    In consideration for services rendered by three members of Compaq's Board of Directors during their term in the Office of the Chief Executive, Compaq granted a total of 600,000 options to purchase Compaq common stock pursuant to Non-qualified Stock Option Agreements in April 1999. The stock options vested upon the election of Michael Capellas as Chief Executive Officer on July 22, 1999 and must be exercised no later than ten years from the date of grant.

    The following table summarizes stock option activity for each of the three years ended December 31:

	Shares in Millions	Price Per Share	Weighted Average Price Per Share
Options outstanding, December 31, 1996	163		$8.53
Options granted	46	$2.55-$37.38	27.17
Options lapsed or canceled	(9)		11.57
Options exercised	(29)	0.79-25.96	6.26

Options outstanding, December 31, 1997	171		13.63
Options granted in the acquisition of Digital	25	5.94-39.23	22.23
Options granted	13	14.44-42.00	33.35
Options lapsed or canceled	(16)		21.84
Options exercised	(36)	1.30-39.23	11.39

Options outstanding, December 31, 1998	157		16.37
Options granted	118	3.36-47.63	31.42
Options lapsed or canceled	(24)		28.18
Options exercised	(17)	1.30-39.23	9.66

Options outstanding, December 31, 1999	234		$23.37

    The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1999:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Shares in Millions	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares in Millions	Weighted Average Exercise Price
under $5.00	24	2.5	$3.15	24	$3.15
5.01 to 10.00	26	4.8	8.83	23	8.74
10.01 to 15.00	10	5.4	12.38	9	12.34
15.01 to 20.00	22	6.5	16.20	13	16.29
20.01 to 25.00	23	8.7	23.27	8	23.08
25.01 to 30.00	83	9.3	25.87	10	27.94
over $30.00	46	8.5	43.61	14	40.40

    The fair value of the stock options granted in the Digital and SDC acquisitions were included in the purchase prices of the respective companies. Excluding options issued in the Digital and SDC acquisitions, the weighted average fair value per share of options granted during 1999, 1998 and 1997 was $13.22, $12.95 and $9.74, respectively. The fair value for these options was estimated using the Black-Scholes model with the following weighted average assumptions:

Year ended December 31	1999	1998	1997
Expected option life (in years)	5	5	4
Risk-free interest rate	5.5%	4.6%	6.0%
Volatility	39.8%	33.5%	33.3%
Dividend yield	0.3%	0.2%	0.2%

    The table that follows summarizes the pro forma effect on net income (loss) if the fair values of stock-based compensation had been recognized in the year presented as compensation expense on a straight-line basis over the vesting period of the grant. The following pro forma effect on net income (loss) for the years presented is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Year ended December 31 (In millions, except per share amounts)	1999	1998	1997
Income (loss) before provision for income taxes:
As reported	$934	$(2,662)	$2,758
Pro forma	623	(2,832)	2,667
Net income (loss):
As reported	569	(2,743)	1,855
Pro forma	367	(2,854)	1,796
Diluted earnings (loss) per share:
As reported	0.34	(1.71)	1.19
Pro forma	0.23	(1.77)	1.15

Note 9. Stockholders' Equity

    On October 28, 1999, the Board of Directors of Compaq approved a cash dividend of $0.025 per share of common stock, or approximately $42 million, to stockholders of record as of December 31, 1999 to be paid in 2000. Total dividends declared in 1999, 1998 and 1997 were $144 million ($0.085 per share), $107 million ($0.065 per share) and $23 million ($0.015 per share), respectively.

    During 1998, a systematic common stock repurchase program was authorized by the Board of Directors and implemented by Compaq. Compaq repurchased approximately 10 million shares during 1999, for a cost of approximately $276 million under this program. The program was implemented to reduce the dilutive impact of common shares issued under Compaq's equity incentive plans. Total shares repurchased to date are 21 million. Compaq accounts for treasury stock using the cost method.

    In April 1999, Compaq's stockholders approved the Compaq Computer Corporation Employee Stock Purchase Plan (the "Plan"). Once the Plan is fully implemented, generally all employees will be eligible to participate, although Compaq may impose an eligibility period of up to two years of employment or other eligibility requirements. Compaq plans to begin implementation of the Plan in the first quarter of 2000. Employees who choose to participate will be granted an option to purchase common stock at 85 percent of market value on the first or last day of the purchase period, whichever is lower. The purchase period may be three months, six months, or other periods as determined by the Plan Committee. The Plan authorizes the issuance, and the purchase by employees, of up to 25 million shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period.     In April 1999, Compaq redeemed the four million outstanding shares of the Digital Series A 8 7/8 percent Cumulative Preferred Stock, par value $1.00 per share. The redemption price was $400 million, plus accrued and unpaid dividends of $9 million. Compaq realized a gain of $22 million on the redemption that was recorded directly to retained earnings.

Note 10. Pension and Other Benefit Programs

    During 1999, Compaq continued the integration and consolidation of the defined benefit and other postretirement employee benefit plans ("OPEB plans") acquired in the Digital acquisition. Benefits under the defined benefit pension plans are generally based on pay and service. In the United States, the defined benefit plan is a cash balance plan, under which the benefit is usually paid as a lump sum. Compaq recorded an additional minimum liability as of December 31, 1999 and 1998 totaling $78 million and $55 million, respectively, for plans where the accumulated benefit obligation exceeded the fair market value of assets.

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for which the accumulated benefit obligations exceed plan assets approximated $353 million, $332 million and $161 million, respectively, for the year ended December 31, 1999 and $1.1 billion, $994 million and $840 million, respectively, for the year ended December 31, 1998. The measurement dates of the plans were October 31, 1999 and 1998.

Compaq Computer Corporation
Notes to Consolidated Financial Statements

    Information regarding Compaq's defined benefit and OPEB plans was as follows:

	Year Ended December 31, 1999			Year Ended December 31, 1998
	Defined Benefit Pension Plans		OPEB Plans	Defined Benefit Pension Plans		OPEB Plans
(In millions, except assumptions)
	U.S.	Foreign	(1)	U.S.	Foreign	(1)
Change in benefit obligation
Benefit obligation at beginning of year	$2,203	$1,831	$335	$—	$—	$—
Digital acquisition	—	—	—	2,181	1,557	344
Service cost	41	65	10	37	35	5
Interest cost	140	96	24	87	57	13
Actuarial (gain) loss	(99)	(37)	5	17	122	(15)
Curtailment (gain) loss	13	(55)	(7)	—	—	—
Benefits paid	(213)	(120)	(27)	(119)	(37)	(14)
Other	—	(52)	4	—	97	2

Projected benefit obligation at end of year	2,085	1,728	344	2,203	1,831	335

Change in plan assets
Fair value of plan assets at beginning of year	2,198	1,813	—	—	—	—
Plan assets acquired (Digital acquisition)	—	—	—	2,346	1,833	—
Actual return on plan assets	381	209	—	(29)	(99)	—
Benefits paid	(213)	(120)	(26)	(119)	(37)	(14)
Other	5	(75)	26	—	116	14

Fair value of plan assets at end of year	2,371	1,827	—	2,198	1,813	—

Funded status	286	99	(344)	(5)	(18)	(335)
Unrecognized net actuarial (gain) loss	(94)	124	(11)	173	307	(19)
Unrecognized prior service cost	—	45	4	—	—	—

Prepaid (accrued) benefit cost	192	268	(351)	168	289	(354)
Contributions after measurement date	—	5	—	—	6	3

Prepaid (accrued) benefit cost	$192	$273	$(351)	$168	$295	$(351)

Amounts included in the Consolidated Balance Sheet are composed of:
Prepaid benefit cost	$199	$377	$—	$168	$420	$—
Accrued benefit liability	(8)	(182)	(351)	—	(180)	(351)
Other assets	—	44	—	—	17	—
Accumulated other comprehensive income	1	34	—	—	38	—

Net amount recognized	$192	$273	$(351)	$168	$295	$(351)

Weighted average assumptions as of October 31
Discount rate	7.50%	5.75%	7.50%	7.00%	5.75%	7.00%
Expected return on plan assets	9.00%	7.50%	N/A	9.00%	7.00%	N/A
Rate of compensation increase	4.50%	3.30%	N/A	4.50%	3.25%	N/A
Health care cost trend rate, current year	N/A	N/A	5.50%	N/A	N/A	5.25%
Health care cost trend rate, ultimate year	N/A	N/A	5.00%	N/A	N/A	4.50%
Trend rate decreases to the ultimate rate in the year	N/A	N/A	2001	N/A	N/A	2001
Components of net periodic benefit cost
Service cost	$41	$65	$10	$37	$35	$5
Interest cost	140	96	24	87	57	13
Expected return on plan assets	(191)	(138)	—	(126)	(79)	—
Amortization of net actuarial (gain) loss	—	3	(1)	—	—	—
Settlement/curtailment gain	(9)	(4)	(7)	—	(1)	—

Net periodic pension cost	$(19)	$22	$26	$(2)	$12	$18

(1)
The OPEB plans are consolidated to include both U.S. and foreign results. Foreign results are immaterial for separate disclosure.

Compaq Computer Corporation

Notes to Consolidated Financial Statements

    Assumed health care cost trend rates could have an effect on the amounts reported for the health care plans. A one-percentage point increase in rates would result in an increase of $4 million in the total service and interest costs components and a $35 million increase in the postretirement benefit obligation. Conversely, a one-percentage point decrease in rates would result in a decrease of $3 million in total service and interest costs and a $30 million decrease in the postretirement benefit obligation.

    Compaq has defined contribution plans under which Compaq makes matching contributions based on employee contributions. These plans are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code of 1986. Contributions are invested at the direction of the employee in one or more funds, including a fund that consists of common stock of Compaq. Amounts charged to expense were $121 million, $98 million and $48 million in 1999, 1998 and 1997, respectively.

    Compaq has an incentive compensation plan for the majority of its employees. Starting in 1998, payments under the plan are based on a uniform percentage of employees' base pay as determined by a matrix using financial performance as defined by the plan and customer satisfaction results. Prior to 1998, payments were based on 6 percent of net income from operations, as defined under the previous plan. Payments are made semiannually. Amounts charged to expense were $26 million, $68 million and $109 million in 1999, 1998 and 1997, respectively.

Note 11. Segment Data

    During 1999, Compaq's operations and corresponding organizational structures were realigned into three strategic global business groups that offer products and services tailored for particular market segments. They are managed separately as each global business group targets different markets with diverse technology and solutions needs. Financial data for periods reported prior to the realignment have been restated to conform to the current presentation.

    Compaq's reported segments are Enterprise Solutions and Services, Commercial Personal Computing, and Consumer. Enterprise Solutions and Services provides business-critical servers, industry-standard servers, storage products and NonStop™ eBusiness solutions, as well as professional and customer services. Commercial Personal Computing delivers standards-based computing emphasizing Internet access through workstations, desktops, portables, monitors, Internet access devices and life-cycle management products. Consumer targets home users with Internet-ready desktop PCs, portables, printers and related products as well as Internet access and e-services. Business activities that do not qualify for separate segment reporting are aggregated in Other.

    The accounting policies of the segments are the same as those used in the preparation of Compaq's consolidated financial statements. Compaq evaluates the performance of its operating segments based on segment operating income, which includes sales and marketing expenses, research and development costs, and other overhead charges directly attributable to the operating segment. Certain expenses which are managed outside of the operating segments are excluded. These consist primarily of corporate, including other income and expense items, and unallocated shared expenses, income taxes, and other non-recurring charges for purchased in-process technology and restructuring and related charges. Unallocated shared expenses are comprised primarily of indirect information management expenses, certain costs related to business integration and other general and administrative expenses that are separately managed. Gains and losses associated with sale of businesses and investments are excluded from segment operating income. Compaq does not include inter-segment transfers for management reporting purposes. Asset information by operating segment is not reported since Compaq does not identify assets by segment.

    Summary financial data by operating segment was as follows:

Year ended December 31 (In millions)	1999	1998	1997
Enterprise Solutions and Services
Revenue	$20,136	$14,488	$8,731
Operating income	2,349	1,724	2,069
Commercial Personal Computing
Revenue	12,185	11,846	11,941
Operating income (loss)	(448)	(46)	1,052
Consumer
Revenue	5,994	4,932	3,904
Operating income	262	183	178
Other
Revenue	210	(97)	8
Operating income (loss)	(281)	(115)	11
Consolidated segment totals
Revenue	$38,525	$31,169	$24,584
Operating income	$1,882	$1,746	$3,310

    A reconciliation of Compaq's consolidated segment operating income to consolidated income (loss) before provision for income taxes follows:

Year ended December 31 (In millions)	1999	1998	1997
Consolidated segment operating income	$1,882	$1,746	$3,310
Corporate and unallocated shared expenses	(1,262)	(819)	(300)
Restructuring and related charges	(868)	(393)	—
Purchased in-process technology	—	(3,196)	(208)
Merger-related costs	—	—	(44)
Gain on sale of businesses	1,182	—	—

Income (loss) before provision for income taxes	$934	$(2,662)	$2,758

    Revenue and long-lived assets related to operations in the United States and other foreign countries as of and for the years ended December 31, 1999, 1998 and 1997 were as follows:

(In millions)	1999	1998	1997
Revenue:
United States	$17,351	$13,981	$12,593
Other foreign countries	21,174	17,188	11,991

	$38,525	$31,169	$24,584

Long-lived assets:
United States	$2,332	$2,166	$1,457
Other foreign countries	917	736	528

	$3,249	$2,902	$1,985

Note 12. Commitments, Contingencies, Financial Instruments and Factors that May Affect Future Operations

Derivative financial instruments and fair value of financial instruments

    Compaq primarily utilizes forward contracts and purchased foreign currency options to reduce its exposure to potentially adverse changes in foreign currency exchange rates, and simple interest rate swaps to reduce exposure to interest rate volatility. Compaq does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative financial instruments.

    Compaq's program to reduce currency exposure associated with the net monetary assets of Compaq's international subsidiaries includes agreements to exchange various foreign currencies for U.S. dollars. At December 31, 1999 and 1998, such agreements to sell foreign currencies included forward contracts aggregating $2.6 billion and $2.7 billion, respectively. Generally, gains and losses associated with currency rate changes on these forward contracts are recorded currently to income and are reflected in accounts receivable or other current liabilities in Compaq's Consolidated Balance Sheet, while the interest element is recognized over the life of each contract. The amount recorded in the Consolidated Balance Sheet approximates the fair value of such contracts at December 31, 1999 and 1998. The maturity dates of the forward contracts which were outstanding at December 31, 1999 ranged from three days to nine months, except for CFS which had forward contracts with maturity dates up to three years.

    From time to time, Compaq hedges a portion of its anticipated but not firmly committed sales of its international marketing subsidiaries using purchased foreign currency options. Realized and unrealized gains and the net premiums on these options are deferred and recognized as a component of revenue in the same period that the related sales occur. Option contracts aggregating $660 million and $394 million were outstanding at December 31, 1999 and 1998, respectively, related to hedges of sales for the first half of each year. The unrealized gains deferred on these contracts were not material. In addition, Compaq frequently utilizes forward contracts to protect Compaq from the effects of currency fluctuations on anticipated but not firmly committed sales which are expected to occur within a three-month period. These forward contracts generally do not extend beyond the end of any quarter or year. Any gains or losses and the interest element on these forward contracts are recognized as a component of sales during each quarter.

    Compaq may, from time to time, hedge commitments for inventory purchases and capital expenditures and other items constituting firm commitments. Any gain or loss, if realized, or cost related to these contracts is recorded as part of inventory or capital items upon acquisition. At December 31, 1999 and 1998, there were no contracts outstanding to hedge commitments for inventory purchases and capital expenditures.

    Compaq does periodically enter into interest rate swap transactions for the purpose of hedging interest rate exposure on existing or anticipated liabilities. All interest rate swaps entered into by Compaq are for the sole purpose of hedging existing or anticipated interest rate sensitive positions, and not for speculation. At December 31, 1999, Compaq had entered into interest rate swaps with a notional value of $250 million, with maturity dates of up to nine months. The fair value at December 31, 1999 of these contracts is not material. No swaps were outstanding at December 31, 1998. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap transactions as an adjustment to interest expense.

    In the event of a failure to honor one of these forward or swap contracts by one of the banks with which Compaq has contracted, management believes any loss would be limited to the exchange rate differential from the time the contract was made until the time it was compensated. To the extent Compaq has option contracts outstanding, the amount of any loss resulting from a breach of contract would be limited to the amount of premiums paid for the options and the unrealized gain, if any, related to such contracts.

    Compaq enters into various other types of financial instruments in the normal course of business. Fair values for certain financial instruments are based on quoted market prices. For other financial instruments, fair values are based on the appropriate pricing models using current market information. The amounts ultimately realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments. Carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities reflected in the December 31, 1999 and 1998 Consolidated Balance Sheet approximate fair value at these dates.

Concentration of credit risk

    Compaq's cash, cash equivalents, short-term investments and accounts receivable are subject to potential credit risk. Compaq's cash management and investment policies restrict investments to low risk, highly liquid securities and Compaq performs periodic evaluations of the relative credit standing of the financial institutions with which it deals.

    Compaq distributes products primarily through third-party resellers and as a result, maintains individually significant accounts receivable balances from various major resellers. If the financial condition and operations of these resellers deteriorate, Compaq's operating results could be adversely affected. One such reseller, Ingram Micro, Inc., accounted for approximately 11 percent of consolidated revenue and 8 percent of accounts receivable as of December 31, 1999, predominately in the Commercial Personal Computing group. During this period, no other customer of Compaq accounted for 10 percent or more of sales. In 1999, Compaq's four largest resellers represented approximately 22 percent of Compaq's revenue. The receivable balances from Compaq's four largest resellers represented approximately 12 percent of accounts receivable at December 31, 1999. Compaq generally has experienced longer accounts receivable cycles in its emerging markets, in particular Asia-Pacific and Latin America, when compared to its United States and European markets. In the event that accounts receivable cycles in these developing markets lengthen further or one or more of Compaq's larger resellers in these regions fails, Compaq's operating results could be adversely affected.

Contingencies

    Certain of Compaq's resellers finance a portion of their inventories through third-party finance companies. Under the terms of the financing arrangements, Compaq may be required, in limited circumstances, to repurchase certain products from the finance companies. Additionally, Compaq has on occasion guaranteed a portion of certain resellers' outstanding balances with third-party finance companies and financial institutions. Guarantees under these and other arrangements were not significant at December 31, 1999 or 1998.

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

    Compaq is vigorously defending two consolidated class action lawsuits alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits are against named defendants including Compaq and certain of its current and former officers and directors. One lawsuit was filed in 1998 and the other in 1999. The 1998 litigation consolidates five class action lawsuits, brought by persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998. Among the allegations in the 1998 lawsuits are that the defendants withheld information and made misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock and further alleges that certain of the individual defendants sold Compaq common stock at the inflated prices. The 1999 litigation consolidates over 30 class action lawsuits. The 1999 litigation is brought by purchasers of Compaq common stock between January 27, 1999 and April 9, 1999 and alleges, among other things, that named defendants and Compaq issued a series of materially false and misleading statements that failed to disclose that sales to small and medium size businesses were slow in January 1999 in order to inflate the market price of Compaq's common stock and further alleges that certain of the individual defendants sold Compaq common stock at the inflated prices. Lead counsels for the plaintiffs have been appointed in both the 1998 and 1999 litigation. The plaintiffs seek monetary damages, interest, costs and expenses in both the 1998 and 1999 litigation. Compaq has filed motions seeking to have both the 1998 and 1999 litigation dismissed by the Courts. Compaq's motion to dismiss the 1998 litigation was denied and Compaq has filed a motion for reconsideration.

    Several purported class action lawsuits were filed against Digital during 1994 alleging violations of the Federal Securities laws arising from alleged misrepresentations and omissions in connection with Digital's issuance and sale of Series A 8 7/8 percent Cumulative Preferred Stock and Digital's financial results for the quarter ended April 2, 1994. During 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants' motion to dismiss all three cases in their entirety. On May 7, 1996, the United States Court of Appeals for the First Circuit affirmed in part and reversed in part the dismissal of two of the cases, and remanded for further proceedings. The parties are proceeding with discovery.

Lease commitments

    Compaq leases certain manufacturing and office facilities and equipment under noncancelable operating leases with terms from one to thirty years. Rent expense for 1999, 1998 and 1997 was $283 million, $205 million and $135 million, respectively.

    Compaq's minimum rental commitments under noncancelable operating leases at December 31, 1999 were approximately $276 million in 2000, $200 million in 2001, $148 million in 2002, $98 million in 2003, $64 million in 2004 and $275 million thereafter.

Note 13. Subsequent Events

    On February 16, 2000, Compaq acquired certain configuration and distribution assets of InaCom Corp. ("Inacom"), a provider of information technology services and products. The purchase price, which is subject to post-closing adjustments, is estimated at $370 million in cash and the assumption of certain related liabilities. Compaq also has entered into a services, supply and sales agreement with Inacom that includes annual commitments over the next three years, subject to certain conditions, and related penalties in the event Compaq does not meet the required targets. Compaq has also provided a commitment to Inacom to enter into a $55.5 million secured revolving credit facility, subject to certain conditions. Inacom could begin to draw on this facility in May 2000 if the aforementioned conditions are met. Borrowings under such facility will bear interest at 2 percent over the rate applicable under Inacom's revolving credit facility.

Compaq Computer Corporation
Notes to Consolidated Financial Statements

Selected Quarterly Financial Data (Unaudited):

    The table below sets forth selected unaudited financial information for each quarter of the last two years.

(In millions, except per share amounts)	1st quarter	2nd quarter	3rd quarter	4th quarter
1999
Revenue:
Enterprise Solutions and Services	$4,930	$4,940	$4,940	$5,326
Commercial Personal Computing	3,098	3,227	2,727	3,133
Consumer	1,357	1,202	1,469	1,966
Other	34	51	72	53

	$9,419	$9,420	$9,208	$10,478

Operating income:
Enterprise Solutions and Services	$652	$384	$599	$714
Commercial Personal Computing	24	(224)	(169)	(79)
Consumer	82	46	65	69
Other	(76)	(103)	(101)	(1)

	$682	$103	$394	$703

Gross margin	$2,327	$1,936	$2,136	$2,328
Net income (loss)(1)	$281	$(184)	$140	$332
Earnings (loss) per common share(3)
Basic	$0.17	$(0.10)	$0.08	$0.20
Diluted	$0.16	$(0.10)	$0.08	$0.19
1998
Revenue:
Enterprise Solutions and Services	$1,989	$2,610	$4,416	$5,473
Commercial Personal Computing	2,518	2,356	3,097	3,875
Consumer	1,176	892	1,282	1,582
Other	4	(26)	(4)	(71)

	$5,687	$5,832	$8,791	$10,859

Operating income:
Enterprise Solutions and Services	$137	$383	$342	$862
Commercial Personal Computing	(117)	(180)	94	157
Consumer	75	1	43	64
Other	(7)	(48)	(48)	(12)

	$88	$156	$431	$1,071

Gross margin	$1,023	$1,110	$2,185	$2,871
Net income (loss)(2)	$16	$(3,632)	$115	$758
Earnings (loss) per common share(3)
Basic	$0.01	$(2.33)	$0.07	$0.45
Diluted	$0.01	$(2.33)	$0.07	$0.43

(1)
Includes a $1.2 billion gain on the sale of businesses and an $868 million charge for restructuring and related charges to realign Compaq's organization, reduce infrastructure and overhead, and eliminate excess and duplicative facilities occurring in the third quarter of 1999.

(2)
Includes a $3.2 billion charge associated with purchased in-process technology and a $393 million charge for restructuring and asset impairments in the second quarter of 1998 in connection with the Digital acquisition and the closing of certain Compaq facilities.

(3)
Earnings per common share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

PART III

Items 10 to 13 inclusive.

    These items have been omitted in accordance with the general instructions to Form 10-K Annual Report. The Registrant will file with the Securities and Exchange Commission (the "Commission") in March 2000, pursuant to Regulation 14A, a definitive proxy statement that will involve the election of directors. The information required by these items will be included in such proxy statement and are incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) The following documents are filed as a part of this report:

       1. Financial Statements:

          Report of Independent Accountants

          Consolidated Balance Sheet at December 31, 1999 and 1998

          Consolidated Statement of Income for the three years ended December 31, 1999

          Consolidated Statement of Cash Flows for the three years ended December 31, 1999

          Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1999

          Notes to Consolidated Financial Statements

          Financial Statement Schedule:

          For the three years ended December 31, 1999
          Schedule II: Valuation and Qualifying Accounts

       2. Exhibits.

      Exhibits identified in parentheses below, on file with the Commission are incorporated by reference as exhibits.

Exhibit No.	Description of Exhibits
3.1	Restated Certificate of Amendment (Exhibit 3.1 to Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K").
3.2	By-laws (Exhibit No. 3.2 to Form 10-Q for the quarter ended September 30, 1997).
10.1	1982 Stock Option Plan, as amended (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1989 ("1989 Second Quarter Form 10-Q")).*
10.2	1985 Stock Option Plan (Exhibit 10.3 to Form 10-K for the year ended December 31, 1991 ("1991 Form 10-K")).*
10.3	1985 Executive and Key Employees Stock Option Plan, as amended (Exhibit 10.3 to 1989 Second Quarter Form 10-Q).*
10.4	1985 Nonqualified Stock Option Plan, as amended (Exhibit 10.4 to 1989 Second Quarter Form 10-Q).*
10.5	Forms of Stock Option Agreements relating to Exhibits 10.1 through 10.4 (Exhibit 10.6 to Form 10-K for the year ended December 31, 1987).*
10.6	1989 Equity Incentive Plan, as amended (Exhibit 10.6 to 1997 Form 10-K).*
10.7	Form of Stock Option Notice relating to Exhibit 10.6, as amended (Exhibit 10.7 to 1996 Form 10-K).*
10.8	1995 Equity Incentive Plan, as amended (Exhibit 10.8 to 1997 Form 10-K).*
10.9	Form of Stock Option Notice relating to Exhibit 10.8, as amended (Exhibit 10.9 to 1996 Form 10-K).*
10.10	Bonus Incentive Plan (Exhibit 10.11 to Form 10-K for the year ended December 31, 1995).*

10.11	Stock Option Plan for Non-Employee Directors, as amended (Exhibit 10.11 to 1997 Form 10-K).*
10.12	Forms of Stock Option Notice relating to Exhibit 10.11 (Exhibit 10.9 to 1996 Form 10-K).*
10.13	Form of letter agreement between Compaq and its executive officers (Exhibit 10.16 to 1991 Form 10-K).*
10.14	Deferred Compensation and Supplemental Savings Plan (Exhibit 4.1 to Registration Statement No. 333-42375 on Form S-8).*
10.15	First Amendment to Deferred Compensation and Supplemental Savings Plan (Exhibit 4.2 to Registration Statement No. 333-42375 on Form S-8).*
10.16	1998 Stock Option Plan (Exhibit 10.20 to Form 10-Q for the quarter ended March 31, 1998).*
10.17	Form of Nonqualified Stock Option Agreement for Member of the Office of the Chief Executive Officer between Compaq and each of Benjamin M. Rosen, Robert Ted Enloe III and Frank P. Doyle.*
10.18	U.S. $1,000,000,000 Revolving Credit Agreement (364-Day) dated as of October 1, 1999 among Compaq Computer Corporation, Bank of America, N.A., as Sole Administrative Agent, The Chase Manhattan Bank and Citibank, N.A., as Syndication Agents, and The Banks party thereto, arranged by Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (Exhibit 10.18 to Form 10-Q for the quarter ended September 30, 1999).
10.19	$3,000,000,000 Credit Agreement dated as of September 22, 1997, among Compaq Computer Corporation, the banks signatory thereto and Bank of America National Trust and Savings Association, as Administrative Agent (Exhibit 10.19 to 1997 Form 10-K).
10.20	Amendment No. 1 to $3,000,000,000 Credit Agreement dated as of October 2, 1998, among Compaq Computer Corporation, the banks signatory thereto and Bank of America National Trust and Savings Association, as Administrative Agent (Exhibit 10.22 to Form 10-Q for the quarter ended September 30, 1998).
10.21	Purchase and Subscription Agreement dated June 29, 1999, by and among CMGI, Inc., and Zoom Newco, Inc., and Compaq Computer Corporation, Digital Equipment Corporation, and AltaVista Company with Exhibits (Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 1999 (1999 Second Quarter Form 10-Q)).+
10.22	Employment Agreement effective as of July 22, 1999, between Compaq Computer Corporation and Michael D. Capellas.*
10.23	$5,000,000 Promissory Note dated July 22, 1999, between Michael D. Capellas and Compaq Computer Corporation.
10.24	Security Agreement dated July 22, 1999, between Michael D. Capellas and Compaq Computer Corporation.
10.25	Asset Purchase Agreement dated as of January 4, 2000 between Compaq Computer Corporation, ITY Corp. and InaCom Corp. with Exhibits.
10.26	First Amendment to the Asset Purchase Agreement dated as of February 16, 2000 between Compaq Computer Corporation, ITY Corp. and InaCom Corp. with Exhibits.
10.27	Revolving Credit Facility Commitment Letter dated February 16, 2000 between Compaq Computer Corporation, ITY Corp. and InaCom Corp.
10.28	Services, Supply and Sales Agreement dated February 16, 2000 between Compaq Computer Corporation, ITY Corp. and InaCom Corp.
10.29	Service Level Agreement dated February 16, 2000 between Compaq Computer Corporation, ITY Corp. and InaCom Corp.

21	Subsidiaries.
23	Consent of PricewaterhouseCoopers LLP, independent accountants.
27	Financial Data Schedule (EDGAR version only).

*
Indicates management contract or compensatory plan or arrangement.

+
Confidential treatment has been granted by the Commission for certain portions of this Exhibit. These portions have been redacted and marked with an [*].

(b)
Reports on Form 8-K.

(i)
Report on Form 8-K dated October 27, 1999, containing Compaq's news release dated October 26, 1999, with respect to its earnings release for the third quarter of 1999.

(ii)
Report on Form 8-K dated January 4, 2000, containing Compaq's news release dated January 4, 2000, announcing that Compaq would acquire certain assets of InaCom Corp.

(iii)
Report on Form 8-K dated January 25, 2000, containing Compaq's news release dated January 25, 2000, announcing its earnings release for the fourth quarter of 1999.

(iv)
Report on Form 8-K dated February 18, 2000, containing Compaq's news release dated February 16, 2000, announcing the completion of Compaq's acquisition of certain assets of InaCom Corp.

COMPAQ, the Compaq logo, NonStop, ProLiant, AlphaServer, AlphaStation, Himalaya, TruCluster, Integrity, StorageWorks, Deskpro, Prosignia, Armada, Presario, and Aero Registered in the U.S. Patent and Trademark Office. Compaq.NET is a service mark and iPAQ is a trademark of Compaq Information Technologies Group, L.P. Microsoft, Windows and Windows NT are registered trademarks of Microsoft Corp. Intel, Pentium and Celeron are registered trademarks of Intel Corporation. UNIX is a registered trademark of The Open Group. Other product names mentioned herein may be trademarks or registered trademarks of their respective companies.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February, 2000.

Compaq Computer Corporation
By:	/s/ MICHAEL D. CAPELLAS Michael D. Capellas, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL D. CAPELLAS (Michael D. Capellas)	President and Director (principal executive officer)	February 23, 2000
/s/ BEN K. WELLS (Ben K. Wells)	Vice President, Corporate Treasurer and Acting Chief Financial Officer (principal financial officer and principal accounting officer)	February 23, 2000
/s/ BENJAMIN M. ROSEN (Benjamin M. Rosen)	Chairman of the Board of Directors	February 23, 2000
/s/ LAWRENCE T. BABBIO, JR. (Lawrence T. Babbio, Jr.)	Director	February 23, 2000
/s/ JUDITH L. CRAVEN (Judith L. Craven)	Director	February 23, 2000
/s/ FRANK P. DOYLE (Frank P. Doyle)	Director	February 23, 2000
/s/ ROBERT TED ENLOE III (Robert Ted Enloe, III)	Director	February 23, 2000

/s/ GEORGE H. HEILMEIER (George H. Heilmeier)	Director	February 23, 2000
/s/ PETER N. LARSON (Peter N. Larson)	Director	February 23, 2000
/s/ KENNETH L. LAY (Kenneth L. Lay)	Director	February 23, 2000
/s/ THOMAS J. PERKINS (Thomas J. Perkins)	Director	February 23, 2000
/s/ KENNETH ROMAN (Kenneth Roman)	Director	February 23, 2000
/s/ LUCILLE S. SALHANY (Lucille S. Salhany)	Director	February 23, 2000

SCHEDULE II

Compaq Computer Corporation
Valuation and Qualifying Accounts

Year ended December 31 (In millions)	1999	1998	1997
Allowance for Doubtful Accounts
Balance, beginning of period	$318	$243	$247
Additions due to acquisition	—	114	—
Additions charged to expense	43	61	19
Deductions	(139)	(100)	(23)

Balance, end of period	$222	$318	$243

Deferred Tax Asset Valuation Allowance
Balance, beginning of period	$684	$134	$121
Additions due to acquisition	—	562	—
Additions charged to expense	—	65	43
Deductions	(155)	(77)	(30)

Balance, end of period	$529	$684	$134

QuickLinks

Table of Contents
PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Securities Holders
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Market Risks
Item 8. Financial Statements and Supplementary Data
Item 9. Disagreements with Accountants on Accounting and Financial Disclosures
Note 1. Description of Business and Summary of Significant Accounting Policies
Note 2. Acquisitions and Divestitures
Note 3. Restructuring and Related Charges
Note 4. Certain Balance Sheet Components
Note 5. Credit Agreements and Financing Arrangements
Note 6. Other Income and Expense
Note 7. Provision for Income Taxes
Note 8. Stock Option Plans
Note 9. Stockholders' Equity
Note 10. Pension and Other Benefit Programs
Note 11. Segment Data
Note 12. Commitments, Contingencies, Financial Instruments and Factors that May Affect Future Operations
Note 13. Subsequent Events
PART III
Items 10 to 13 inclusive.
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
SCHEDULE II