Form 10-Q
period 2000-03-31
COMPAQ COMPUTER CORP
filed 2000-05-10
CIK 714154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

Commission File Number 1-9026

COMPAQ COMPUTER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0011617 (I.R.S. Employer Identification No.)

20555 SH 249, Houston, Texas 77070

(281) 370-0670
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of April 30, 2000, was approximately 1.7 billion.

COMPAQ COMPUTER CORPORATION

FORM 10-Q

Three Months Ended March 31, 2000

PART I

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

PART II

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART  I.  FINANCIAL INFORMATION

ITEM  1.  Financial Statements

COMPAQ COMPUTER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
(In millions, except par value)	2000	1999

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$3,175	$2,666

Short-term investments	—	636

Accounts receivable, net	7,226	6,685

Inventories	2,016	2,008

Deferred income taxes	1,356	1,460

Other assets	387	394

Total current assets	14,160	13,849

Property, plant and equipment, net	3,362	3,249

Other assets, net	10,479	10,179

	$28,001	$27,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$1,552	$453

Accounts payable	3,973	4,380

Deferred income	1,056	972

Accrued restructuring costs	862	1,002

Other current liabilities	4,816	5,031

Total current liabilities	12,259	11,838

Postretirement and other postemployment benefits	667	605

Stockholders’ equity:
Preferred stock, $.01 par value

(authorized: 10 million shares; issued: none)	—	—

Common stock and capital in excess of $.01 par value (authorized: 3 billion shares; issued and outstanding:

1,723 million and 1,698 million shares at March 31, 2000 and 1,715 million and 1,694 million shares at December 31, 1999)	7,724	7,627

Retained earnings	5,231	4,948

Accumulated other comprehensive income	2,865	2,919

Treasury stock	(745)	(660)

Total stockholders’ equity	15,075	14,834

	$28,001	$27,277

See accompanying notes to interim condensed consolidated financial statements.

COMPAQ COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three months ended
	March 31,

(In millions, except per share amounts)	2000	1999

Revenue:

Products	$7,820	$7,819

Services	1,693	1,600

Total revenue	9,513	9,419

Cost of sales:

Products	6,111	6,007

Services	1,213	1,085

Total cost of sales	7,324	7,092

Selling, general and administrative	1,401	1,477

Research and development	356	404

Other (income) expense, net	(46)	34

	1,711	1,915

Income before provision for income taxes	478	412

Provision for income taxes	153	131

Net income	$325	$281

Earnings per common share:

Basic	$0.19	$0.17

Diluted	$0.19	$0.16

Shares used in computing earnings per common share:

Basic	1,697	1,689

Diluted	1,740	1,750

See accompanying notes to interim condensed consolidated financial statements.

COMPAQ COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,

(In millions)	2000	1999

Cash flows from operating activities:

Net income	$325	$281

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	320	304

Deferred income taxes	90	(130)

Other	(94)	—

Changes in operating assets and liabilities, net of effects of acquired business	(1,211)	(377)

Net cash provided by (used in) operating activities	(570)	78

Cash flows from investing activities:

Capital expenditures, net	(252)	(216)

Proceeds from maturities of short-term investments	636	—

Acquisition of business, net of cash acquired	(370)	(219)

Other investing activities	(55)	33

Net cash used in investing activities	(41)	(402)

Cash flows from financing activities:

Increase in short-term borrowings	1,099	—

Common stock transactions, net	6	41

Dividends to stockholders	(42)	(34)

Net cash provided by financing activities	1,063	7

Effect of exchange rate changes on cash and cash equivalents	57	(165)

Net increase (decrease) in cash and cash equivalents	509	(482)

Cash and cash equivalents at beginning of period	2,666	4,091

Cash and cash equivalents at end of period	$3,175	$3,609

See accompanying notes to interim condensed consolidated financial statements.

COMPAQ COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Supplemental Cash Flow Information

	Three months
	ended March 31,

(In millions)	2000	1999

Acquisitions of businesses

Fair value of:

Assets acquired	$471	$277

Liabilities assumed	(95)	(26)

Options issued	(6)	(32)

Cash paid	$370	$219

See accompanying notes to interim condensed consolidated financial statements.

COMPAQ COMPUTER CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

      The accompanying interim condensed consolidated financial statements of Compaq Computer Corporation (“Compaq”) as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999 have been prepared on substantially the same basis as Compaq’s annual consolidated financial statements and should be read in conjunction with Compaq’s Annual Report on Form 10-K for the year ended December 31, 1999. In Compaq’s opinion, the interim consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year.

      Compaq completed the acquisition of Shopping.Com (“SDC”) and purchased certain assets and liabilities of InaCom Corp. (“Inacom”) in February 1999 and February 2000, respectively. These transactions were accounted for as purchases. In August 1999, Compaq sold a majority interest in SDC, Zip2 Corp. and the AltaVista Company, a business acquired in the Digital Equipment Corporation (“Digital”) acquisition, (collectively “AltaVista”). Accordingly, Compaq’s interim consolidated financial statements include the results of operations and the estimated fair values of the assets acquired and liabilities assumed from the respective dates of acquisition through divestiture or March 31, 2000, as applicable.

Note 2 — Recent Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities. FAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. Due to the FASB’s exposure draft issued March 3, 2000, which would amend FAS 133, the unresolved status of numerous Derivative Implementation Group interpretations, and the potential for additional interpretations yet to be issued, Compaq management decided not to adopt FAS 133 effective January 1, 2000. Compaq will adopt FAS 133 effective January 1, 2001 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In March 2000, the SEC issued Staff Accounting Bulletin No. 101A (“SAB 101A”), Amendment: Revenue Recognition in Financial Statements. SAB 101A delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Compaq will adopt SAB 101 as required in the second quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

Note 3 — Acquisitions

      In February 2000, Compaq acquired certain configuration and distribution assets of Inacom, a provider of information technology services and products. This acquisition was accounted for as a purchase. The purchase price, which is subject to post-closing adjustments, was approximately $370 million in cash and the assumption of certain related liabilities. The estimated purchase price was allocated to the assets acquired and liabilities assumed, including goodwill of approximately $115 million. Compaq also has entered into a services, supply and sales agreement with Inacom that includes annual commitments over the next three years, subject to certain conditions, and related penalties in the event Compaq does not meet the required targets. Compaq has also provided a commitment to Inacom to enter into a $55.5 million secured credit facility, subject to certain conditions. Compaq subsequently established Custom Edge Incorporated (“Custom Edge”) as a wholly owned subsidiary to operate the assets acquired from Inacom. Proforma statements of operations reflecting this acquisition are not shown as such disclosure is not material.

Note 4 — Restructuring and Related Charges

      In September 1999, Compaq’s management approved a restructuring plan to realign Compaq’s organization, reduce infrastructure and overhead, and eliminate excess and duplicative facilities. Restructuring and related charges of $868 million ($600 million, net of tax) were expensed. These charges were composed of $787 million of accrued restructuring costs, $58 million of related asset impairment charges and a $23 million pension curtailment loss to recognize a change in Compaq’s projected pension benefit obligation in connection with employee separations. Components of accrued restructuring costs and amounts charged against the provision as of March 31, 2000 were as follows:

	Beginning		December 31,		March 31,
(In millions)	Accrual	Expenditures	1999	Expenditures	2000

Employee separations	$491	$(68)	$423	$(40)	$383

Facility closure costs	96	—	96	—	96

Contract cancellation and other exit costs	200	(167)	33	(1)	32

	$787	$(235)	$552	$(41)	$511

      Accrued restructuring costs for employee separations related to approximately 7,000 employees worldwide affecting the majority of business functions, job classes and regions, predominantly occurring in North America and Europe. Employee separation benefits include severance, medical and other benefits.

      In June 1998, Compaq recorded a restructuring charge of approximately $1.7 billion to integrate the operations of Compaq and Digital, consolidate duplicative facilities, improve service delivery and reduce overhead. Approximately $1.5 billion was related to the acquisition of Digital and recorded as a component of purchase accounting and $286 million related to Compaq and was charged to operations. Compaq has completed most of the actions contemplated under the restructuring plan. Accrued restructuring costs at March 31, 2000 include amounts for actions that have already been taken, but for which expenditures have not yet been made. Accrued restructuring costs as of March 31, 2000 and amounts charged against the provision were as follows:

	Beginning		December 31,		March 31,
(In millions)	Accrual	Expenditures	1999	Expenditures	2000

Employee separations	$1,131	$(962)	$169	$(72)	$97

Facility closure costs	414	(184)	230	(22)	208

Relocation	99	(65)	34	(1)	33

Other exit costs	100	(83)	17	(4)	13

	$1,744	$(1,294)	$450	$(99)	$351

      Compaq expects to substantially complete the initiatives contemplated in its restructuring plans during the remainder of 2000.

      Total regular employee headcount increased from approximately 67,100 at December 31, 1999 to approximately 69,000 at March 31, 2000. The increase resulted primarily from employee additions of approximately 2,500 related to the Custom Edge acquisition. This increase was offset in part by employee separations of approximately 500 and 1,600 due to the 1998 and 1999 restructuring actions, respectively. As of March 31, 2000, the remaining employee separations under the 1998 and 1999 restructuring plans were approximately 1,000 and 3,000, respectively. In addition to the above factors, employee headcount increased as a result of selective hiring of specialist skills and capabilities in services and high-end enterprise.

Note 5 — Certain Balance Sheet Components

      Raw materials, work in progress and finished goods were $317 million, $391 million and $1.3 billion, respectively, at March 31, 2000 and $448 million, $394 million and $1.2 billion, respectively, at December 31, 1999.

      Accumulated depreciation was $3.0 billion and $2.8 billion at March 31, 2000 and December 31, 1999, respectively.

      At March 31, 2000 and December 31, 1999, Compaq held $6.6 billion of equity investments, included in other non-current assets. Two of these investments accounted for 84 percent of this balance at March 31, 2000. As of May 8, 2000, the fair value of Compaq’s available for sale investments was reduced to $3.3 billion, predominately due to lower market values of publicly traded securities.

      Compaq has $1.5 billion and $1.0 billion short-term commercial paper programs that are supported by a $3 billion credit facility. Outstanding commercial paper reduces available borrowings under this credit facility. At March 31, 2000, Compaq had $978 million and $538 million in commercial paper outstanding under the programs, respectively, with a weighted average interest rate of 6.1 percent. At December 31, 1999, Compaq had $453 million in commercial paper outstanding under the $1.5 billion program, with a weighted average interest rate of 6.4 percent. The carrying amounts of the borrowings under the commercial paper programs approximate their fair values.

      On February 22, 2000, the board of directors of Compaq approved a cash dividend of $0.025 per share of common stock, or approximately $42 million, to shareholders of record as of March 31, 2000, payable on April 20, 2000. During the first quarter of 1999, a cash dividend of $0.02 per share of common stock was declared.

Note 6 — Comprehensive Income

      The components of comprehensive income, net of tax, are listed below:

	Three months
	ended
	March 31,

(In millions)	2000	1999

Net income	$325	$281

Other comprehensive income (loss):

Foreign currency translations	1	(13)

Unrealized losses on investments	(55)	—

Comprehensive income	$271	$268

Note 7 — Other Income and Expense

      Other (income) and expense consisted of the following:

	Three months
	ended
	March 31,

(In millions)	2000	1999

Interest and dividend income	$(46)	$(52)

Investment income, net	(68)	(16)

Interest expense	57	41

Currency losses, net	6	31

Other, net	5	30

	$(46)	$34

Note 8 — Earnings per Common Share

      Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Incremental shares of 43 million and 61 million for the three months ended March 31, 2000 and 1999, respectively, were used in the calculation of diluted earnings per common share. Stock options to purchase 44 million and 36 million shares of common stock for the three months ended March 31, 2000 and 1999, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares.

Note 9 — Segment Data

      Summary financial data by business segment follows:

	Three months
	ended March 31,

(In millions)	2000	1999

Enterprise Solutions and Services

Revenue	$4,726	$4,930

Operating income	568	652

Commercial Personal Computing

Revenue	2,872	3,098

Operating income (loss)	(19)	24

Consumer

Revenue	1,832	1,357

Operating income	82	82

Other

Revenue	83	34

Operating income (loss)	18	(76)

Consolidated segment totals

Revenue	$9,513	$9,419

Operating income	$649	$682

      A reconciliation of Compaq’s consolidated segment operating income to consolidated income before provision for income taxes follows:

	Three months
	ended
	March 31,

(In millions)	2000	1999

Consolidated segment operating income	$649	$682

Corporate and unallocated shared expenses	(171)	(270)

Income before provision for income taxes	$478	$412

Note 10 — Litigation

      Compaq is subject to legal proceedings and claims that arise in the ordinary course of business. Compaq does not believe that the outcome of any of those matters will have a material adverse effect on Compaq’s consolidated financial position, operating results or cash flows.

      Compaq is vigorously defending two consolidated class action lawsuits alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits are against named defendants including Compaq and certain of its current and former officers and directors. One lawsuit was filed in 1998 and the other in 1999. The 1998 litigation consolidates five class action lawsuits, brought by persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998. Among the allegations in the 1998 lawsuits are that the defendants withheld information and made misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq’s common stock and further alleges that certain of the individual defendants sold Compaq common stock at the inflated prices. The 1999 litigation consolidates over 30 class action lawsuits. The 1999 litigation is brought by purchasers of Compaq common stock between January 27, 1999 and April 9, 1999 and alleges, among other things, that named defendants and Compaq issued a series of materially false and misleading statements that failed to disclose that sales to small and medium size businesses were slow in January 1999 in order to inflate the market price of Compaq’s common stock and further alleges that certain of the individual defendants sold Compaq common stock at the inflated prices. Lead counsels for the plaintiffs have been appointed in both the 1998 and 1999 litigation. The plaintiffs seek monetary damages, interest, costs and expenses in both the 1998 and 1999 litigation. In the 1998 litigation, the court denied Compaq’s motion for reconsideration. Compaq has opposed class certification and is awaiting a ruling from the court in this same litigation. In the interim, discovery is ongoing and a trial date has been set for April 2001. In the 1999 litigation, Compaq has filed a motion seeking to have the complaint dismissed by the court.

      Several purported class action lawsuits were filed against Digital during 1994 alleging violations of the Federal Securities laws arising from alleged misrepresentations and omissions in connection with Digital’s issuance and sale of Series A 8 7/8 percent Cumulative Preferred Stock and Digital’s financial results for the quarter ended April 2, 1994. During 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants’ motion to dismiss all three cases in their entirety. On May 7, 1996, the United States Court of Appeals for the First Circuit affirmed in part and reversed in part the dismissal of two of the cases, and remanded for further proceedings. The parties are proceeding with discovery.

      Compaq is vigorously defending seven consumer class action lawsuits alleging various defects in computers sold by Compaq. These lawsuits are pending in Texas, North Carolina, Illinois and Washington. All of these cases are in the discovery stage.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Founded in 1982, Compaq Computer Corporation (“Compaq”), a Fortune Global 100 company, is the largest supplier of computing systems in the world. Compaq designs, develops, manufactures and markets hardware, software, solutions and services, including industry-leading enterprise computing solutions, fault-tolerant business-critical solutions, networking and communication products, commercial desktop and portable products and consumer PCs.

      The following discussion should be read in conjunction with the interim consolidated financial statements presented in Item 1.

Results of Operations

      Compaq completed the acquisition of Shopping.Com (“SDC”) and purchased certain assets and liabilities of InaCom Corp. (“Inacom”) in February 1999 and February 2000, respectively. These transactions were accounted for as purchases. In August 1999, Compaq sold a majority interest in SDC, Zip2 Corp. and the AltaVista Company, a business acquired in the Digital Equipment Corporation (“Digital”) acquisition, (collectively “AltaVista”). Accordingly, Compaq’s interim consolidated financial statements include the results of operations and the estimated fair values of the assets acquired and liabilities assumed from the respective dates of acquisition through divestiture or March 31, 2000, as applicable.

      Summary financial data by business segment follows:

	Three months ended
	March 31,

	2000	1999
(In millions)
Enterprise Solutions and Services

Revenue	$4,726	$4,930

Operating income	568	652

Commercial Personal Computing

Revenue	2,872	3,098

Operating income (loss)	(19)	24

Consumer

Revenue	1,832	1,357

Operating income	82	82

Other

Revenue	83	34

Operating income (loss)	18	(76)

Consolidated segment totals

Revenue	$9,513	$9,419

Operating income	$649	$682

      A reconciliation of Compaq’s consolidated segment operating income to consolidated income before provision for income taxes follows:

	Three months ended
	March 31,

	2000	1999
(In millions)
Consolidated segment operating income	$649	$682

Corporate and unallocated shared expenses	(171)	(270)

Income before provision for income taxes	$478	$412

Overview

      Consolidated revenue for the quarter was $9.5 billion, an increase of 1 percent (4 percent at constant currency) compared with the prior year quarter. Revenue benefited from strong unit growth in the Consumer segment, partially offset by Y2K market softness, a reduction in channel inventory and weakness in Europe. Revenue from products and services was $7.8 billion and $1.7 billion, respectively. Services revenue consists primarily of the sale of services by the Enterprise segment and also includes Internet access fees earned by the Consumer segment.

      Consolidated gross margin was $2.2 billion, a decline of 1.7 percentage points compared with the first quarter of 1999, and an increase of 0.8 percentage points from the fourth quarter of 1999. Contributing to the decline in gross margin was a decrease in Enterprise Solutions and Services revenue and higher Consumer revenue as a percentage of consolidated revenue.

      Compared with the first quarter of 1999, consolidated operating expense decreased $124 million, or 7 percent, in the current quarter. Operating expense also declined as a percentage of revenue to 18.5 percent versus 20 percent in the same period last year. The reduction in operating expense primarily reflects restructuring actions initiated during 1998 and 1999. Operating expense has declined in whole dollars over the past three quarters, highlighting management’s intense focus on reducing Compaq’s cost structure.

      Compaq reported consolidated net income of $325 million, or $0.19 per diluted common share, for the first quarter of 2000 compared to consolidated net income of $281 million, or $0.16 per diluted common share, for the corresponding period in 1999. Adjusted for net after tax investment gains of $44 million and $10 million, earnings per diluted common share were $0.16 and $0.15 for the first quarters of 2000 and 1999, respectively.

Enterprise Solutions and Services

      Enterprise Solutions and Services provides business-critical servers, industry-standard servers, storage products and Compaq NonStop™ eBusiness solutions, as well as professional and customer services.

Revenue

      Revenue from the Enterprise segment consisted of the following:

	Three months ended
	March 31,

(In millions)	2000	1999

Industry Standard Servers	$1,191	$1,141

Storage Products	1,067	1,221

Business Critical Servers	702	782

Customer Services*	1,106	1,090

Professional Services*	659	644

Other	1	52

	$4,726	$4,930

*	Services revenue includes revenue from the sale of products made in connection with providing solutions and services to customers through these divisions.

     Enterprise Solutions and Services revenue decreased $204 million, or 4 percent, compared with the first quarter of 1999. This business declined due to Y2K lockdowns, channel inventory reductions and a weak European market. The Enterprise segment represented 50 percent of consolidated revenue during the quarter, a decrease of 2 percentage points from the first quarter of 1999.

      Industry standard server demand remained strong in all regions except Europe, with high-end 8-way servers shipping at a record pace. Compaq Himalaya™ server sales also increased. Alpha sales decreased due to a manufacturing plant transition in North America and customer anticipation of the May 2000 launch of the next generation Compaq AlphaServer™ systems — code name “Wildfire”. More than 120 advance orders for Wildfire have been received prior to product launch and Compaq expects to ship approximately 200 units during the second quarter of 2000.

      A large portion of Compaq’s Storage Products revenue is driven by server sales. The downturn in Europe for servers also affected Storage revenue. This impact, coupled with a planned two-week reduction in channel inventory, led to the decline in attached Storage revenue during the quarter when compared to the same period last year. External storage, SANs and software sales were strong with more than 50 percent growth in revenue when compared to the first quarter of 1999.

      Total services revenue grew 2 percent with the Y2K lockdown having a marked effect on professional service engagements.

Operating Income

      Enterprise Solutions and Services operating income declined $84 million, or 13 percent, in the first quarter of 2000 as compared to the corresponding period in 1999. Lower operating income resulted from the decline in revenue as well as lower gross margin, partially offset by a decrease in operating expense. Gross margin as a percentage of revenue declined slightly, primarily due to lower margins in the service businesses, which experienced a shift toward lower margin services during the quarter. Further, additional costs were incurred to strengthen skilled resources in order to prepare for anticipated e-business and Windows 2000 opportunities. Industry Standard Servers gross margin improved during the quarter due to the shift in product mix towards higher-end 8-way server systems. Operating expense declined in whole dollars and as a percentage of revenue in the Enterprise segment during the quarter as compared to the first quarter of 1999 due to stringent cost control practices.

Commercial Personal Computing

      Commercial Personal Computing delivers standards-based computing emphasizing Internet access through workstations, desktops, portables, monitors, Internet access devices and life-cycle management products. As previously announced, Compaq completed the purchase of key assets from Inacom during the quarter and subsequently established Custom Edge Incorporated (“Custom Edge”) as a wholly owned subsidiary. This purchase adds custom configuration capabilities and direct fulfillment logistics that enable Compaq to better meet customer needs in North America. Compaq has already migrated 40 major accounts to the Custom Edge facilities and expects this number to increase during the second quarter of 2000.

Revenue

      Commercial Personal Computing revenue decreased $226 million, or 7 percent, in the first quarter of 2000 as compared with the first quarter of 1999. This segment represented 30 percent of consolidated revenue during the period, a decrease of 3 percentage points from the first quarter of 1999. Lower revenue from the Commercial segment reflects a 12 percent decline in unit sales compared with last year’s quarter, which was most evident in the Desktop division. The decrease in revenue resulted from Compaq’s decision to be more selective and enter into more profitable sales transactions. The Commercial segment was also affected by an industry slow down caused by remaining Y2K effects in the commercial desktop PC marketplace that greatly affected January performance.

Operating Income

      Commercial Personal Computing operating income decreased from $24 million in the first quarter of 1999 to a loss of $19 million in the first quarter of 2000. The operating loss resulted from lower revenue and gross margin, partially offset by a decline in operating expense. While the Commercial segment posted a loss for the quarter, the loss has declined 75 percent from the previous quarter. Further, operating losses have declined significantly over the past three quarters. The operating loss of $225 million reported in the second quarter of 1999 was reduced to $169 million and $79 million in the third and fourth quarters of 1999, respectively. Gross margin as a percentage of revenue declined from first quarter 1999, as market conditions remain competitive in this business. Operating expenses improved as a percentage of revenue due to a continued focus on reducing operating costs.

Consumer

      The Consumer segment targets home users with Internet-ready desktop PCs, portables, printers and related products, as well as Internet access and e-services.

Revenue

      Consumer revenue increased $475 million, or 35 percent, in the first quarter of 2000 compared with the corresponding quarter in 1999. This business represented 19 percent of consolidated revenue during the period, an increase of 5 percentage points from the first quarter of 1999. The increase in revenue during the quarter resulted from increasing demand, evidenced by unit growth of 50 percent from the first quarter of 1999. Compaq’s continued strategy of expansion into overseas retail markets resulted in notable revenue growth. Europe, Middle East and Africa grew 46 percent, Latin America grew 103 percent, and Asia-Pacific grew 71 percent.

Operating Income

      Consumer operating income remained flat at $82 million in the first quarter of 1999 and 2000, despite the increase in revenue, primarily due to a decline in the gross margin percentage. Compared to the first quarter of 1999, gross margin declined due to more aggressive pricing. However, gross margin improved when compared to the fourth quarter of 1999, primarily due to a decline in memory costs. The “beyond the box” business, which includes printers as well as Internet access and traffic revenue, continued to grow during the quarter, representing more than 15 percent of operating income. Operating expenses declined slightly as a percentage of revenue during the quarter as benefits were gained from economies of scale.

Other

      Revenue and operating income in the Other category improved during the quarter primarily due to growth in the business of Compaq Financial Services Corporation (“CFS”), a wholly owned financing subsidiary, which reported an increase in revenue of 135 percent. CFS now operates in 35 countries providing leasing, financial asset management and associated services to support the full range of Compaq product and service offerings.

Corporate and Unallocated Shared Expenses

      The results of the business segments exclude separately managed corporate and unallocated shared expenses, which are comprised primarily of general and administrative costs as well as other income and expense items not controlled by the business segments. Corporate and unallocated shared expenses decreased from $270 million in the first quarter of 1999 to $171 million in the first quarter of 2000. This decrease resulted primarily from a favorable change in other income and expense items, which was driven by a net investment gain of $68 million related to Compaq’s strategic investment portfolio.

Restructuring and Related Charges

      In September 1999, Compaq’s management approved a restructuring plan to realign Compaq’s organization, reduce infrastructure and overhead, and eliminate excess and duplicative facilities. Restructuring and related charges of $868 million ($600 million, net of tax) were expensed. These charges were composed of $787 million of accrued restructuring costs, $58 million of related asset impairment charges and a $23 million pension curtailment loss to recognize a change in Compaq’s projected pension benefit obligation in connection with employee separations. Components of accrued restructuring costs and amounts charged against the provision as of March 31, 2000 were as follows:

	Beginning		December 31,		March 31,
(In millions)	Accrual	Expenditures	1999	Expenditures	2000

Employee separations	$491	$(68)	$423	$(40)	$383

Facility closure costs	96	—	96	—	96

Contract cancellation and other exit costs	200	(167)	33	(1)	32

	$787	$(235)	$552	$(41)	$511

      Accrued restructuring costs for employee separations related to approximately 7,000 employees worldwide affecting the majority of business functions, job classes and regions, predominantly occurring in North America and Europe. Employee separation benefits include severance, medical and other benefits.

      In June 1998, Compaq recorded a restructuring charge of approximately $1.7 billion to integrate the operations of Compaq and Digital, consolidate duplicative facilities, improve service delivery and reduce overhead. Approximately $1.5 billion was related to the acquisition of Digital and recorded as a component of purchase accounting and $286 million related to Compaq and was charged to operations. Compaq has completed most of the actions contemplated under the restructuring plan. Accrued restructuring costs at March 31, 2000 include amounts for actions that have already been taken, but for which expenditures have not yet been made. Accrued restructuring costs as of March 31, 2000 and amounts charged against the provision were as follows:

	Beginning		December 31,		March 31,
(In millions)	Accrual	Expenditures	1999	Expenditures	2000

Employee separations	$1,131	$(962)	$169	$(72)	$97

Facility closure costs	414	(184)	230	(22)	208

Relocation	99	(65)	34	(1)	33

Other exit costs	100	(83)	17	(4)	13

	$1,744	$(1,294)	$450	$(99)	$351

      Compaq expects to substantially complete the initiatives contemplated in its restructuring plans during the remainder of 2000. Compaq believes that, upon conclusion of its restructuring initiatives, its cost structure will be significantly reduced. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

      Total regular employee headcount increased from approximately 67,100 at December 31, 1999 to approximately 69,000 at March 31, 2000. The increase resulted primarily from employee additions of approximately 2,500 related to the Custom Edge acquisition. This increase was offset in part by employee separations of approximately 500 and 1,600 due to the 1998 and 1999 restructuring actions, respectively. As of March 31, 2000, the remaining employee separations under the 1998 and 1999 restructuring plans were approximately 1,000 and 3,000, respectively. In addition to the above factors, employee headcount increased as a result of selective hiring of specialist skills and capabilities in services and high-end enterprise.

Other Items

      In a Report on Form 8-K filed with the Securities and Exchange Commission dated May 5, 2000, Compaq announced organizational changes to streamline its Enterprise Solutions and Services Group (“ESSG”). The heads of the three ESSG products divisions will report to Compaq’s Chief Executive Officer. In addition, Compaq has combined its services and solutions divisions with its worldwide sales organization. Compaq is currently evaluating the effect, if any, that these changes might have on segment reporting.

Liquidity and Capital Resources

      Compaq’s cash and cash equivalents increased to $3.2 billion at March 31, 2000, from $2.7 billion at December 31, 1999. The increase was primarily due to cash provided from financing activities of $1.1 billion, partially offset by cash used in operations and investing activities of $570 million and $41 million, respectively.

      Net cash used in operations was comprised of $1.2 billion used in working capital and other activities, offset in part by net income adjusted for non-cash items of $641 million. Net cash used in working capital and other activities resulted primarily from an increase in receivables and cash payments for current liabilities. Accounts receivable were $7.2 billion and $6.7 billion at March 31, 2000 and December 31, 1999, respectively. Days sales outstanding for the quarter increased to 63 days versus 53 days in the prior quarter. The increase in days sales outstanding was driven by a higher level of sales near the end of the current quarter, relative to the fourth quarter of 1999. Inventory levels remained relatively unchanged at $2.0 billion at March 31, 2000 and December 31, 1999. Inventory turns for the first quarter of 2000 decreased to 14.4 versus 16.1 for the fourth quarter of 1999. High volume PC inventory turns of 33.6 were offset by the traditionally lower inventory turns in the high-end business and services area.

      Net cash used in investing activities resulted from the following items. Compaq paid cash of $370 million for the purchase of certain assets and liabilities from Inacom. Compaq also used cash of $252 million for capital expenditures, net of disposals, and $55 million for other investing activities. These uses of cash were partially offset by proceeds from maturities of short-term investments of $636 million.

      Future uses of cash for the remainder of 2000 include cash expenditures for currently planned restructuring activities estimated to be $600 million; capital expenditures for land, buildings and equipment which are estimated to be $800 million; purchases of equipment to be leased to third parties of approximately $400 million; and cash payments for common stock repurchases and dividends.

      Compaq also plans to use available liquidity to develop the purchased in-process technology related to the Digital acquisition into commercially viable products. This primarily consists of planning, designing, prototyping, high-volume manufacturing verification and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Bringing the purchased in-process technology to market also includes developing firmware, diagnostic software, device drives, and testing the technology for compatibility and interoperability with commercially viable products. At March 31, 2000, the estimated costs to be incurred to develop the purchased in-process technology into commercially viable products totaled $2.4 billion in the aggregate through the year 2005 ($380 million in the remainder of 2000, $540 million in 2001, $520 million in 2002, $500 million in 2003, $310 million in 2004 and $130 million in 2005).

      Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq has a $1.0 billion revolving credit facility bearing interest at LIBOR plus 0.625 percent that expires in October 2000 and a $3.0 billion revolving credit facility bearing interest at LIBOR plus 0.325 percent that expires in October 2002. Both of these facilities were unused at March 31, 2000. Compaq has also established two short-term commercial paper programs: a $1.5 billion program in the name of Compaq Computer Corporation, and a $1.0 billion program in the name of CFS. Both programs are supported by the $3.0 billion credit facility described above. Outstanding commercial paper reduces available borrowings under this credit facility. At March 31, 2000, Compaq had $978 million and $538 million in commercial paper outstanding under the Compaq and CFS programs, respectively, with a weighted average interest rate of 6.1 percent. Additionally, Compaq maintains various uncommitted lines of credit, which totaled approximately $325 million at March 31, 2000. There were no outstanding borrowings against these lines at March 31, 2000. Compaq intends to file a $2.0 billion shelf registration for debt securities, for the purpose of funding activities of CFS, refinancing of short-term debt, and general corporate purposes. Compaq intends to initially draw approximately $200 million to $600 million. Compaq believes that these sources of credit will provide sufficient financial flexibility to meet future funding requirements. Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon its needs and market conditions.

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

      Delays in changes in delivery models could negatively affect financial results. Compaq sells directly to end users in all market sectors, but the largest proportion of direct sales is in large enterprise accounts. Products in Commercial Personal Computing are sold primarily through third-party resellers while products in Consumer are sold principally through retail outlets. Compaq has not kept pace with changes in the industry’s sales and distribution model and has faced challenges in developing and implementing processes for order entry, production of individualized units and direct distribution. Compaq has established a variety of programs designed to achieve these capabilities by simplifying its product set and pricing model, re-engineering the channel delivery model and more rapidly expanding e-commerce capabilities for large, medium and small businesses and in North America, Compaq acquired certain operational assets of Inacom to enhance its configuration, order management, and direct delivery capabilities. Compaq’s future operating results may be negatively impacted if it is unable to carry out these operational improvements effectively. In addition, Compaq confronts other risks associated with the acquisition of direct capacity in North America, including the transition of manufacturing and distribution to former Inacom facilities, reliance on resale of the products of other computer manufacturers, and low profitability associated with acting as a configurator for other OEMs.

      Competitive environment places pressure on revenue, gross margins and market share. Competition remains intense in the information technology industry with a large number of competitors vying for market share, domestically and internationally. Competition creates an aggressive pricing environment, which continues to put pressure on revenue, gross margins and market share. Compaq has experienced this pressure, particularly in its Commercial Personal Computing and Consumer businesses and could experience similar pressures in its high-end industry-standard server and storage businesses in the future.

      Component shortages could curtail production. From time to time, supply for key components in Compaq’s products lags behind worldwide demand. In the event that supply of a key material component is delayed or curtailed, Compaq’s ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Industry shortages currently exist for certain types of display panels, microprocessors, memory and capacitors. Compaq attempts to mitigate the risks of component shortages by working closely with key suppliers on product plans, coordinated product introductions, purchases on the spot market, and selected strategic purchases.

      Unanticipated delays in product schedules could affect product demand. The process of developing new, high-technology products and services is complex and uncertain. Successful product transitions and deployment of new products requires accurate predictions of the product development schedule as well as volumes, product mix, customer demand and configuration. Compaq may also anticipate demand and perceived market acceptance that differs from the product’s realizable customer demand and revenue stream. Further, in the face of intense competition in the market, any delay in a new product rollout could decrease any advantage Compaq may have to be the first to market. A failure on the part of Compaq to carry out a product rollout in the time frame anticipated and in the quantities appropriately matching current customer demand could directly affect the future demand for the product and the profitability of Compaq’s operations.

      New form factors introduce uncertainty into the market. The increasing reliance on the Internet is creating new dynamics in the computer industry. As businesses and consumers turn to the Internet, speed and connectivity may become more critical than stand-alone power for client devices. Compaq is introducing a new generation of Internet devices built around simple form factors, customized functions and wireless mobility. Compaq’s products will vie for market share against those of computer companies as well as consumer electronics and telecommunications companies. Hardware products, which are Compaq’s traditional area of strength, may become less important than service offerings in attracting and retaining customers. In addition, as new form factors are adopted, sales of traditional personal computers may decline.

      Inability to attract and retain employees could hamper business operations. In searching for new employees and retaining its current employees Compaq competes with other technology companies, including start-up Internet companies that may be perceived as offering more significant opportunities to realize wealth. In its integration and restructuring efforts, Compaq lost a number of sales and service employees in Europe and it is currently experiencing high attrition rates among certain engineering groups. Compaq’s failure to attract key employees to fill these openings or the loss of significant numbers of additional key employees could make it difficult for Compaq to achieve its current business plans.

      Restructuring activities could impede operations. Compaq undertook significant restructuring activities in 1999 that will continue to be carried out in 2000. In addition, certain actions remain to be completed from its restructuring activities initiated in 1998. Compaq expects to substantially complete the initiatives contemplated in its restructuring plans during 2000. These activities are focused on alignment around three business groups, each of which will be structured to be competitive within its sphere of operations. Compaq is focused on bringing its operational expenses to appropriate levels for each of its businesses while simultaneously implementing extensive new programs. The significant risks associated with these actions include delays in decision-making, lack of clear lines of authority during transitions, customer confusion about Compaq’s future products and services, and an adverse impact on employee morale and retention. Compaq’s high-end business in particular has been affected by the steps necessary to achieve appropriate expense levels in the field, particularly in France and Germany, and the need to implement appropriate sales and services organization recruitment, training and incentive plans. Compaq believes that, upon conclusion of its restructuring initiatives, its cost structure will be significantly reduced. However, there can be no assurance that such cost reductions can be sustained, that the estimated costs of such actions will not change, or that certain targeted areas require additional headcount or investment to achieve desired levels of profitability.

      Credit risks could increase if financial condition of resellers erodes. Compaq’s primary means of distribution is through distributors and resellers. Compaq continually monitors and manages the credit it extends to distributors and resellers and attempts to limit credit risks by utilizing risk transfer arrangements and obtaining security interests. Recently, distributors and resellers have been consolidating in response to changes in the profitability of their businesses. Further, the industry’s transition from an indirect sales model to a direct sales model has reduced the need for the number of distributors or resellers in the market. Compaq’s business could be adversely affected in the event that the financial condition of its distributors and resellers erodes. Upon the financial failure of a distributor or reseller, Compaq could experience disruptions in distribution as well as a loss associated with the unsecured portion of any outstanding accounts receivable.

      Delays in new systems implementation could hamper operational efficiency. Compaq continues to focus on increasing the effectiveness and efficiency of its business and information management processes to increase customer satisfaction, improve productivity and lower costs. In connection with these efforts, Compaq is moving many of its systems from a legacy environment of proprietary systems to client-server architectures, as well as integrating systems from newly acquired businesses. Although major portions of this transition have been completed, integrating the systems from the Inacom asset acquisition as well as remaining Digital and Tandem systems that are not integrated complicates this process. This year is critical to this effort because delays in the transition to new systems could hamper Compaq’s efforts to increase its operational efficiency. Delays in implementing further improvements could adversely affect inventory levels, cash and related profitability.

      Quarterly sales cycle makes planning and operational efficiencies difficult. Compaq, like other computer companies, generally sells more products in the third month of each quarter than in the first and second months. This sales pattern places pressure on manufacturing and logistics systems based on internal forecasts and may adversely affect Compaq’s ability to predict its financial results accurately. In addition, to rationalize manufacturing utilization, Compaq may build products early in the quarter in anticipation of demand late in the quarter. Developments late in a quarter, such as lower-than-anticipated product demand, a systems failure, or component pricing movements, can adversely impact inventory levels, cash and related profitability, in a manner that is disproportionate to the number of days in the quarter affected.

      Minority investments could adversely affect liquidity and earnings. Compaq holds minority interests in companies having operations or technology in areas within Compaq’s strategic focus. Some of these investments are in research and development, start-up or development stage companies or companies where operations are not yet sufficient to establish them as going concerns. As a result, Compaq may be called upon under contractual or other terms to provide funding for operations of such companies and may share in the losses of such entities. Certain investments are in publicly traded companies whose share prices are highly volatile. While the overall financial impact of these investments has been favorable thus far, adverse changes in market conditions or poor operating results of underlying investments could result in Compaq incurring losses or an inability to recover the carrying value of its investments.

      Doing business in certain locations creates additional risks. Manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas such as Asia-Pacific, Latin America and other emerging markets, subject Compaq to a number of economic and other risks, such as financial instability among resellers in these regions and the volatility of economic conditions in countries that are dependent on exports from the United States and European markets. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular Asia-Pacific and Latin America, when compared to United States and European markets. Compaq is also subject to any political and financial instability in the countries in which it operates, including inflation, recession, currency devaluation and interest rate fluctuations. Compaq continues to monitor its business operations in these regions and takes various measures to manage risks in these areas.

      Year 2000 Compliance. Compaq is currently not aware of Year 2000 problems in any of its products, critical systems or services. However, the success to date of its Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties upon which it relies will not become apparent in the future.

      Effective tax rate. Compaq anticipates an effective tax rate of 32% for 2000. Compaq’s manufacturing entity in Singapore is subject to a tax holiday which is not expected to extend beyond 2001. Compaq’s tax rate has historically been heavily dependent upon the proportion of earnings that is derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the United States. Compaq has ceased utilization of a portion of its Singaporean manufacturing subsidiary’s production capacity during 2000. The profitability of this facility is expected to decrease significantly, accompanied by a corresponding decrease in the impact of the tax holiday on Compaq’s effective tax rate. In addition, should Compaq’s intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary for prior years require significant adjustment due to audits or regulatory changes, Compaq’s overall tax rate could increase.

      Currency Fluctuations. Compaq’s risks associated with currency fluctuations are discussed in Item 3 below.

      Because of the foregoing factors, as well as other variables affecting Compaq’s operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

      Compaq is exposed to market risks, which include changes in United States and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other. Compaq attempts to reduce these risks by utilizing financial instruments, including derivative transactions.

      Compaq uses market valuations and value-at-risk valuation methods to assess the market risk of its financial instruments and derivative portfolios. It uses software by RiskMetrics to estimate the value-at-risk of its financial instruments and derivative portfolios based on estimates of volatility and correlation of market factors drawn from RiskMetrics data sets for the dates calculated. RiskMetrics defines loss as a reduction in the value of a portfolio in the event of adverse market conditions, using a predetermined confidence interval, over a specified period of time. Compaq included all fixed income investments, interest rate swaps, and foreign exchange contracts in the value-at-risk calculation. The holding period for these instruments varies from one day to nine months. The measured value-at-risk from holding derivative and other financial instruments, using a 95 percent confidence level and assuming normal market conditions during the period ended March 31, 2000 was immaterial.

      The value of the U.S. dollar affects Compaq’s financial results. Changes in exchange rates may positively or negatively affect Compaq’s revenues, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. Compaq engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Compaq primarily uses forward exchange contracts to hedge those assets and liabilities that impact the income statement when remeasured according to accounting principles generally accepted in the United States. For some markets, Compaq has determined that ongoing hedging of non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. Compaq purchases foreign currency option contracts from time to time as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated revenues of Compaq’s international marketing subsidiaries, with the exception of Latin America and other subsidiaries that reside in countries in which such activity would not be cost effective or local regulations preclude this type of activity. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of Compaq’s hedging programs include accuracy of sales forecasts, volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by Compaq are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although Compaq maintains these programs to reduce the impact of changes in currency exchange rates, Compaq’s revenues or costs are adversely affected when the U.S. dollar sustains a strengthening position against currencies in which Compaq sells products and services or a weakening exchange rate against currencies in which Compaq incurs costs.

      Changes in interest rates affect interest income earned on Compaq’s cash equivalents and short-term investments, and interest expense on short-term borrowings. Compaq does not enter into derivative transactions related to its cash, cash equivalents or short-term investments. Compaq does periodically enter into interest rate swap transactions for the purpose of hedging existing or anticipated liabilities. All interest rate swaps entered into by Compaq are for the sole purpose of hedging existing or anticipated interest rate sensitive positions, and not for speculation.

      Compaq is exposed to equity price risks on the marketable portion of investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within Compaq’s strategic focus. Compaq does not attempt to reduce or eliminate its market exposure on these securities. A 20 percent adverse change in equity prices would result in an approximate $1.2 billion decrease in the fair value of Compaq’s available for sale securities as of March 31, 2000. As of May 8, 2000, the fair value of Compaq’s available for sale investments was reduced to $3.3 billion, predominately due to lower market values of publicly traded securities.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      See Note 10 to unaudited interim consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the first quarter of 2000. At the annual meeting of stockholders of Compaq on April 27, 2000, the stockholders voted on two proposals. The first was a proposal to elect Benjamin M. Rosen, Lawrence T. Babbio, Jr., Michael D. Capellas, Judith L. Craven, Chris A. Davis, Robert Ted Enloe, III, George H. Heilmeier, Peter N. Larson, Kenneth L. Lay, Thomas J. Perkins, Kenneth Roman and Lucille S. Salhany as directors of Compaq. The following table sets forth the votes in such election:

		Votes Against or
Director	Votes For	Withheld

Benjamin M. Rosen	1,375,271,403	14,773,679

Lawrence T. Babbio, Jr.	1,377,342,369	12,702,714

Michael D. Capellas	1,376,273,566	13,771,517

Judith L. Craven	1,375,543,079	14,502,004

Chris A. Davis	1,376,089,836	13,955,247

Robert Ted Enloe, III	1,375,893,450	14,151,633

George H. Heilmeier	1,376,388,760	13,656,322

Peter N. Larson	1,376,845,947	13,199,136

Kenneth L. Lay	1,376,014,641	14,030,442

Thomas J. Perkins	1,375,991,133	14,053,950

Kenneth Roman	1,375,820,547	14,224,536

Lucille S. Salhany	1,375,912,693	14,132,390

      The stockholders also voted on a proposal to reapprove the Compaq Computer Corporation Bonus Incentive Plan. The following table sets forth the votes in such election:

Number of Shares:

Voted For	1,309,085,174

Voted Against	68,876,189

Abstentions	12,068,208

Broker Non-Votes	15,511

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	27	EDGAR financial data schedule

      (b)  Reports on Form 8-K

(i)	Report on Form 8-K dated February 24, 2000, containing Compaq’s news release dated February 24, 2000, announcing the appointment of Ernst & Young LLP as Compaq’s independent accountants for the year ending December 31, 2000.

(ii)	Report on Form 8-K/ A dated February 24, 2000, containing Compaq’s news release dated February 24, 2000, announcing the appointment of Ernst & Young LLP as Compaq’s independent accountants for the year ending December 31, 2000, with the corrected Exhibit 16.1.1.

(iii)	Report on Form 8-K dated February 28, 2000, containing Compaq’s news release dated February 28, 2000, announcing the appointment of Jesse J. Greene, Jr., as Senior Vice President and Chief Financial Officer of Compaq Computer Corporation.

(iv)	Report on Form 8-K dated March 30, 2000, announcing Compaq’s decision not to adopt Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities effective January 1, 2001.

(v)	Report on Form 8-K dated April 25, 2000, containing Compaq’s news release dated April 25, 2000, announcing its earnings release for the first quarter of 2000.

(vi)	Report on Form 8-K dated May 5, 2000, containing Compaq’s news release dated May 5, 2000, announcing organizational changes to streamline its Enterprise Solutions and Services Group.

      All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPAQ COMPUTER CORPORATION

/s/ JESSE J. GREENE, JR.

Jesse J. Greene, Jr.,
Senior Vice President and
Chief Financial Officer (as authorized officer
and as principal financial officer)

May 10, 2000