Form 10-Q
period 2000-06-30
COMPAQ COMPUTER CORP
filed 2000-08-01
CIK 714154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                Yes [X] No [  ]

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of July 31, 2000, was approximately 1.7 billion.

                           COMPAQ COMPUTER CORPORATION
                                    FORM 10-Q
                    THREE AND SIX MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                     PART I

Item 1.     Financial Statements                                               3

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         11

Item 3.     Quantitative and Qualitative Disclosures About Market Risks       22

                                 PART II

Item 1.     Legal Proceedings                                                 23

Item 6.     Exhibits and Reports on Form 8-K                                  23

            Signatures                                                        23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           COMPAQ COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                          JUNE 30,      DECEMBER 31,
(IN MILLIONS, EXCEPT PAR VALUE)             2000            1999
---------------------------------------------------------------------
                                         (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                  $  2,571        $  2,666
     Short-term investments                           --             636
     Trade accounts receivable, net                6,111           5,622
     Leases and other accounts
     receivable                                    1,378           1,063
     Inventories                                   2,348           2,008
     Other current assets                          1,624           1,854
                                                --------        --------
          Total current assets                    14,032          13,849
Property, plant and equipment, net                 3,327           3,249
Other assets, net                                  8,669          10,179
                                                --------        --------
                                                $ 26,028        $ 27,277
                                                ========        ========
LIABILITIES AND STOCKHOLDERS" EQUITY
Current liabilities:
     Short-term borrowings                      $  1,111        $    453
     Accounts payable                              4,472           4,380
     Deferred income                               1,023             972
     Accrued restructuring costs                     743           1,002
     Other current liabilities                     4,830           5,031
                                                --------        --------
          Total current liabilities               12,179          11,838
                                                --------        --------
Postretirement and other
postemployment benefits                              693             605
                                                --------        --------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value
       (authorized: 10 million
      shares; issued: none)                           --              --
     Common stock and capital in
      excess of $.01 par value
       (authorized: 3 billion shares;
      issued and outstanding:
       1,728 million and 1,723
      million shares at June 30, 2000
      and 1,715 million and 1,694
      million shares at December 31,
      1999)                                        7,804           7,627
     Retained earnings                             5,575           4,948
     Accumulated other comprehensive
      income                                         583           2,919
     Treasury stock                                 (806)           (660)
                                                --------        --------
          Total stockholders' equity              13,156          14,834
                                                --------        --------
                                                $ 26,028        $ 27,277
                                                ========        ========

 See accompanying notes to interim condensed consolidated financial statements.

                          COMPAQ COMPUTER CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                           THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                           ---------------------------          --------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)      2000               1999             2000               1999
----------------------------------------------------------------------------------------------------------
Revenue:
     Products                              $ 8,524             $7,781           $16,344            $15,600
     Services                                1,603              1,639             3,296              3,239
                                           -------             ------           -------            -------
          Total revenue                     10,127              9,420            19,640             18,839
                                           -------             ------           -------            -------
Cost of sales:
     Products                                6,607              6,331            12,718             12,338
     Services                                1,134              1,153             2,347              2,238
                                           -------             ------           -------            -------
          Total cost of sales                7,741              7,484            15,065             14,576
                                           -------             ------           -------            -------
Selling, general and administrative
  expense                                    1,466              1,732             2,867              3,209
Research and development                       354                466               710                870
Other (income) expense, net                     (3)                 8               (49)                42
                                           -------             ------           -------            -------
                                             1,817              2,206             3,528              4,121
                                           -------             ------           -------            -------
Income (loss) before provision for
  income taxes                                 569               (270)            1,047                142
Provision (benefit) for income taxes           182                (86)              335                 45
                                           -------             ------           -------            -------
Net income (loss)                          $   387             $ (184)          $   712            $    97
                                           =======             ======           =======            =======
Earnings (loss) per common share:
     Basic                                 $  0.22             $(0.10)          $  0.42            $  0.07
                                           =======             ======           =======            =======
     Diluted                               $  0.22             $(0.10)          $  0.41            $  0.07
                                           =======             ======           =======            =======
Shares used in computing earnings
  (loss) per common share:
     Basic                                   1,722              1,693             1,699              1,691
                                           =======             ======           =======            =======
     Diluted                                 1,760              1,693             1,739              1,741
                                           =======             ======           =======            =======

 See accompanying notes to interim condensed consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
(IN MILLIONS)                                        2000            1999
---------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                   $   712         $    97
     Adjustments to reconcile net
      income to net cash
       provided by (used in)
      operating activities:
       Depreciation and amortization                  688             728
       Deferred income taxes                          204            (281)
       Other                                          (98)            (26)
       Changes in operating assets
        and liabilities, net of
          effects of acquired
          businesses                               (1,937)           (206)
                                                  -------         -------
             Net cash provided by
             (used in) operating
             activities                              (431)            312
                                                  -------         -------
Cash flows from investing activities:
     Capital expenditures, net                       (502)           (507)
     Proceeds from maturities of
     short-term investments                           636              --
     Acquisitions of businesses, net
      of cash acquired                               (370)           (514)
     Other, net                                      (195)           (116)
                                                  -------         -------
             Net cash used in
             investing activities                    (431)         (1,137)
                                                  -------         -------
Cash flows from financing activities:
     Increase in short-term borrowings                658              --
     Payments to retire Digital
      preferred stock                                  --            (400)
     Common stock transactions, net                    31              50
     Dividends to stockholders                        (85)            (68)
                                                  -------         -------
             Net cash provided by
             (used in) financing
             activities                               604            (418)
                                                  -------         -------
Effect of exchange rate changes on
cash and cash equivalents                             163               7
                                                  -------         -------
             Net decrease in cash and
             cash equivalents                         (95)         (1,236)
Cash and cash equivalents at
beginning of period                                 2,666           4,091
                                                  -------         -------
Cash and cash equivalents at end of
period                                            $ 2,571         $ 2,855
                                                  =======         =======
SUPPLEMENTAL CASH FLOW INFORMATION

ACQUISITIONS OF BUSINESSES:
     Fair value of:
          Assets acquired                         $   499         $   630
          Liabilities assumed                        (129)            (84)
          Options issued                               --             (32)
                                                  -------         -------
     Cash paid                                    $   370         $   514
                                                  =======         =======

 See accompanying notes to interim condensed consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

        The accompanying interim condensed consolidated financial statements of Compaq Computer Corporation ("Compaq") as of June 30, 2000 and December 31, 1999 and for the three and six month periods ended June 30, 2000 and 1999, respectively, have been prepared on substantially the same basis as Compaq's annual consolidated financial statements and should be read in conjunction with Compaq's Annual Report on Form 10-K for the year ended December 31, 1999. In Compaq's opinion, the interim condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year.

        Compaq completed the acquisitions of Shopping.Com ("SDC") and Zip2 Corp. ("Zip2") and purchased certain assets and liabilities of InaCom Corp. ("Inacom") in February 1999, April 1999 and February 2000, respectively. These transactions were accounted for as purchases. In August 1999, Compaq sold a majority interest in SDC, Zip2 and the AltaVista Company, a business acquired in the Digital Equipment Corporation ("Digital") acquisition, (collectively "AltaVista"). Accordingly, Compaq's interim condensed consolidated financial statements include the results of operations and the estimated fair values of the assets acquired and liabilities assumed from the respective dates of acquisition through divestiture or June 30, 2000, as applicable.

NOTE 2  RECENT PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued, then subsequently amended, Statement of Financial Accounting Standards No. 133 ("FAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. Compaq will adopt FAS 133 effective January 1, 2001 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"), SECOND
AMENDMENT: REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101B delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Compaq will adopt SAB 101 pursuant to SAB 101B as required in the fourth quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

NOTE 3  ACQUISITIONS

        In February 2000, Compaq acquired certain configuration and distribution assets of Inacom, a provider of information technology services and products, for approximately $370 million in cash and the assumption of certain related liabilities. This acquisition was accounted for as a purchase. At June 30, 2000, Compaq's preliminary purchase price allocation was updated based on receipt of information outstanding as of the date of the transaction. The estimated purchase price was allocated to the assets acquired and liabilities assumed, including goodwill of $230 million. Proforma statements of operations reflecting this acquisition are not shown as such disclosure is not material. Compaq also has entered into a services, supply and sales agreement with Inacom that includes annual commitments over the next three years, subject to certain conditions, and related penalties in the event Compaq does not meet the required targets. As a result of Inacom's filing for protection under Chapter 11 of the U.S. Bankruptcy Code on June 16, 2000, it is currently not determinable whether Inacom will have the ability to perform under this agreement. Compaq also provided a commitment to Inacom to enter into a $55.5 million secured credit facility, subject to certain conditions. Inacom has not borrowed any funds against this credit facility and, as a result of Inacom's bankruptcy filing, Compaq no longer has a lending obligation to Inacom.

NOTE 4  RESTRUCTURING AND RELATED CHARGES

        In September 1999, Compaq's management approved a restructuring plan to realign Compaq's organization, reduce infrastructure and overhead, and eliminate excess and duplicative facilities. Restructuring and related charges of $868 million ($600 million, net of tax) were expensed. These charges were composed of $787 million of accrued restructuring costs, $58 million of related asset impairment charges and a $23 million pension curtailment loss to recognize a change in Compaq's projected pension benefit obligation in connection with employee separations. Components of accrued restructuring costs and amounts charged against the provision as of June 30, 2000 were as follows:

                                         BEGINNING                    DECEMBER 31,                    JUNE 30,
            (IN MILLIONS)                 ACCRUAL     EXPENDITURES        1999        EXPENDITURES      2000
-------------------------------------    ---------    ------------    ------------    ------------    --------
Employee separations                       $ 491         $ (68)          $ 423           $ (93)        $ 330
Facility closure costs                        96            --              96              (7)           89
Contract cancellation and other exit
  costs                                      200          (167)             33              (2)           31
                                           -----         -----           -----           -----         -----
                                           $ 787         $(235)          $ 552           $(102)        $ 450
                                           =====         =====           =====           =====         =====

        Accrued restructuring costs for employee separations related to approximately 7,000 employees worldwide affecting the majority of business functions, job classes and regions, predominantly occurring in North America and Europe. Employee separation benefits include severance, medical and other benefits.

        In June 1998, Compaq recorded a restructuring charge of approximately $1.7 billion to integrate the operations of Compaq and Digital, consolidate duplicative facilities, improve service delivery and reduce overhead. Approximately $1.5 billion was related to the acquisition of Digital and recorded as a component of purchase accounting and $286 million related to Compaq and was charged to operations. Compaq has completed most of the actions contemplated under the restructuring plan. Accrued restructuring costs at June 30, 2000 include amounts for actions that have already been taken, but for which expenditures have not yet been made. Accrued restructuring costs as of June 30, 2000 and amounts charged against the provision were as follows:

                                         BEGINNING                    DECEMBER 31,                    JUNE 30,
            (IN MILLIONS)                 ACCRUAL     EXPENDITURES        1999        EXPENDITURES      2000
-------------------------------------    ---------    ------------    ------------    ------------    --------
Employee separations                      $ 1,131       $  (962)         $ 169           $(103)        $  66
Facility closure costs                        414          (184)           230             (39)          191
Relocation                                     99           (65)            34             (11)           23
Other exit costs                              100           (83)            17              (4)           13
                                          -------       -------          -----           -----         -----
                                          $ 1,744       $(1,294)         $ 450           $(157)        $ 293
                                          =======       =======          =====           =====         =====

        Compaq expects to substantially complete the initiatives contemplated in its restructuring plans during the remainder of 2000.

        Total regular employee headcount increased from approximately 67,700 at December 31, 1999 to approximately 69,800 at June 30, 2000. The increase resulted primarily from employee additions of approximately 2,500 related to the Inacom asset acquisition as well as selective hiring. This increase was offset in part by employee separations of approximately 800 and 2,600 due to the 1998 and 1999 restructuring actions, respectively. As of June 30, 2000, the remaining employee separations under the 1998 and 1999 restructuring plans were approximately 800 and 2,000, respectively.

NOTE 5 CERTAIN BALANCE SHEET COMPONENTS

        Raw materials, work in progress and finished goods were $599 million, $462 million and $1.3 billion, respectively, at June 30, 2000 and $448 million, $394 million and $1.2 billion, respectively, at December 31, 1999.

        Accumulated depreciation was $3.0 billion and $2.8 billion at June 30, 2000 and December 31, 1999, respectively.

        At June 30, 2000 and December 31, 1999, Compaq held $3.3 and $6.6 billion of equity investments, respectively, included in other non-current assets. Two of these investments accounted for 67 percent of this balance at June 30, 2000. As of June 30, 2000 and July 31, 2000, the fair value of Compaq's available for sale investments was $2.8 billion and $2.5 billion, respectively.

        On April 27, 2000, the board of directors of Compaq approved a cash dividend of $0.025 per share of common stock, or approximately $43 million, to stockholders of record as of June 30, 2000, paid on July 20, 2000. On April 22, 1999, the board of directors of Compaq approved a cash dividend of $0.02 per share of common stock, or approximately $34 million, to stockholders of record as of June 30, 1999, paid on July 20, 1999.

NOTE 6  COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss), net of tax, are listed below:

                                         THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                         ----------------------------              ---------------------------
(IN MILLIONS)                              2000                 1999                 2000                1999
-------------                            --------              ------              --------              -----
Net income (loss)                        $   387               $(184)              $   712               $ 97
Other comprehensive income (loss):
     Foreign currency translations             1                 (11)                    2                (24)
     Unrealized gains (losses) on
       investments                        (2,283)                 65                (2,338)                65
                                         -------               -----               -------               ----
Comprehensive income (loss)              $(1,895)              $(130)              $(1,624)              $138
                                         =======               =====               =======               ====

NOTE 7  OTHER INCOME AND EXPENSE

       Other (income) and expense consisted of the following:

                                         THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                         ----------------------------              ---------------------------
(IN MILLIONS)                              2000                 1999                 2000                1999
-------------                            --------              ------              --------              -----
Interest and dividend income             $   (46)              $ (32)              $   (92)              $(84)
Investment (gain) loss                       (38)                  7                  (106)                (9)
Interest expense                              73                  34                   130                 75
Currency losses                               21                   3                    27                 34
Other (income) expense                       (13)                 (4)                   (8)                26
                                         -------               -----               -------               ----
                                         $    (3)              $   8               $   (49)              $ 42
                                         =======               =====               =======               ====

NOTE 8   EARNINGS PER COMMON SHARE

        Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Incremental shares of 40 million, 50 million and 38 million were used in the calculation of diluted earnings per share for the six month periods ended June 30, 2000 and 1999, and the three months ended June 30, 2000, respectively. Incremental shares of 39 million were not used in the calculation of diluted loss per share for the three months ended June 30, 1999, due to their antidilutive effect.

        Stock options to purchase 111 million and 75 million shares of common stock for the three month periods and 60 million and 47 million shares of common stock for the six month periods ended June 30,

2000 and 1999, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares.

        For the three and six months ended June 30, 1999, net income used in the calculation of earnings per common share was adjusted to include a $22 million gain on the redemption of Digital preferred stock.

NOTE 9  SEGMENT DATA

        During the quarter ended June 30, 2000, Compaq realigned the operations of its Enterprise Solutions and Services segment, which resulted in the formation of two reportable segments: Enterprise Computing and Compaq Global Services. Enterprise Computing designs, develops, manufactures and markets advanced computing and telecommunication products, including business-critical servers, industry-standard servers and storage products. Compaq Global Services delivers worldwide infrastructure design, implementation and management services through its Professional and Customer Services divisions. Compaq's other two reportable segments, Commercial Personal Computing and Consumer, were unaffected by the realignment. Financial data for prior periods has been restated to conform to the current presentation.

        Summary financial data by business segment follows:

                                          THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                         -----------------------------         ---------------------------
(IN MILLIONS)                              2000                1999              2000              1999
-------------                            ---------           ---------         ---------         ---------
ENTERPRISE COMPUTING
        Revenue                           $ 3,433             $ 3,157           $ 6,394           $ 6,353
        Operating income                      467                 120               814               467
COMMERCIAL PERSONAL COMPUTING
        Revenue                             3,313               3,227             6,185             6,325
        Operating income (loss)                62                (224)               43              (200)
CONSUMER
        Revenue                             1,592               1,202             3,424             2,559
        Operating income                       31                  46               113               128
COMPAQ GLOBAL SERVICES
        Revenue                             1,704               1,783             3,469             3,517
        Operating income                      228                 264               449               569
OTHER
        Revenue                                85                  51               168                85
        Operating income (loss)                 5                (103)               23              (179)
CONSOLIDATED SEGMENT TOTALS
        Revenue                           $10,127             $ 9,420           $19,640           $18,839
        Operating income                  $   793             $   103           $ 1,442           $   785

        A reconciliation of Compaq's consolidated segment operating income to consolidated income (loss) before provision for income taxes follows:

                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                         ----------------------------         --------------------------
(IN MILLIONS)                             2000                 1999             2000              1999
-------------                            -------              -------         --------           -------
Consolidated segment operating income     $ 793                $ 103           $1,442             $ 785
Corporate and unallocated shared
  expenses                                 (224)                (399)            (395)             (669)
Gain on sale of business                     --                   26               --                26
                                          -----                -----           ------             -----
Income (loss) before provision for
  income taxes                            $ 569                $(270)          $1,047             $ 142
                                          =====                =====           ======             =====

NOTE 10 COMMITMENTS AND CONTINGENCIES

LITIGATION

        Compaq is subject to legal proceedings and claims that arise in the ordinary course of business. Compaq does not believe that the outcome of any of those matters will have a material adverse effect on Compaq's consolidated financial position, operating results or cash flows.

        Compaq and certain of its current and former officers and directors are named in two consolidated class action lawsuits pending in the United States District Court for the Southern District of Texas, Houston Division. One lawsuit was filed in 1998 and the other in 1999. The 1998 litigation consolidates five class action lawsuits, brought by persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998. It asserts claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Allegations in the 1998 lawsuit include the claim that the defendants withheld information and made misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock and further alleges that certain of the individual defendants sold Compaq common stock at the inflated prices. The 1999 litigation also consolidates a number of class action lawsuits. The litigation is brought on behalf of purchasers of Compaq common stock between January 27, 1999 and April 9, 1999. It asserts claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; Section 20(a) of the Exchange Act; and Sections 11 and 15 of the Securities Act. Allegations in the 1999 litigation include the claim that certain defendants and Compaq issued a series of materially false and misleading statements concerning the Company's prospects in 1999 in order to inflate the market price of Compaq's common stock and further alleges that certain of the individual defendants sold Compaq common stock at the inflated prices. Lead counsels for the plaintiffs have been appointed in both the 1998 and 1999 litigation. The plaintiffs seek monetary damages, interest, costs and expenses in both the 1998 and 1999 litigation. In the 1998 litigation, the court entered an order granting class certification on July 18, 2000. The 1998 case is currently in the discovery stage and is subject to being called to trial in September 2001. In the 1999 litigation, Compaq has filed a motion seeking to have the complaint dismissed and is awaiting a ruling. Compaq is vigorously defending both lawsuits.

        Several purported class action lawsuits were filed against Digital during 1994 alleging violations of the Federal Securities laws arising from alleged misrepresentations and omissions in connection with Digital's issuance and sale of Series A 8 7/8 percent Cumulative Preferred Stock and Digital's financial results for the quarter ended April 2, 1994. During 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants" motion to dismiss all three cases in their entirety. On May 7, 1996, the United States Court of Appeals for the First Circuit affirmed in part and reversed in part the dismissal of two of the cases, and remanded for further proceedings. The parties are proceeding with discovery.

        Compaq is vigorously defending seven consumer class action lawsuits alleging various defects in computers sold by Compaq. These lawsuits are pending in Texas, North Carolina, Illinois and Washington. All of these cases are in the discovery stage. Three of these class actions (Thurmond v. Compaq, LaPray v. Compaq, and Sprung v. Compaq) are part of a series of similar lawsuits filed against other major computer manufacturers, involving claims that the computer industry sold computers with allegedly defective floppy controllers. Thurmond is pending in federal district court in Beaumont, Texas; LaPray in Texas state court in Beaumont; Sprung in Colorado federal district court. No class has been certified in any of these cases.

CONTINGENCIES

        Non-current other assets as of June 30, 2000 included approximately $102 million owed to Compaq in connection with the sale of products. Compaq believes such amounts were misdirected by its customers to Inacom, which was acting as agent for Compaq in connection with such sales. Compaq believes that such funds were improperly applied to reduce Inacom's indebtedness to its lenders. As a result of Inacom's bankruptcy filing on June 16, 2000, Compaq will seek to realize the full value of these receivables in Inacom's bankruptcy proceedings and may aggressively pursue remedies against Inacom's lenders, as the ultimate recipients of Compaq's funds, or against others. Whether these receivables have been impaired, and if so by what amount, cannot be determined at this time. Compaq does not believe that the outcome of this matter will have a material adverse effect on Compaq's consolidated financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Founded in 1982, Compaq Computer Corporation ("Compaq"), a Fortune Global 100 company, is the largest supplier of computing systems in the world. Compaq designs, develops, manufactures and markets hardware, software, solutions and services, including industry-leading enterprise computing solutions, fault-tolerant business-critical solutions, communication products, commercial desktop and portable products and consumer PCs.

        The following discussion should be read in conjunction with the interim condensed consolidated financial statements presented in Item 1.

RESULTS OF OPERATIONS

        Compaq completed the acquisitions of Shopping.Com ("SDC") and Zip2 Corp. ("Zip2") and purchased certain assets and liabilities of InaCom Corp. ("Inacom") in February 1999, April 1999 and February 2000, respectively. These transactions were accounted for as purchases. In August 1999, Compaq sold a majority interest in SDC, Zip2 and the AltaVista Company, a business acquired in the Digital Equipment Corporation ("Digital") acquisition, (collectively "AltaVista"). Accordingly, Compaq's interim condensed consolidated financial statements include the results of operations and the estimated fair values of the assets acquired and liabilities assumed from the respective dates of acquisition through divestiture or June 30, 2000, as applicable.

       During the second quarter of 2000, Compaq realigned the operations of its Enterprise Solutions and Services segment, which resulted in the formation of two reportable segments: Enterprise Computing and Compaq Global Services. Compaq's other two reportable segments are Commercial Personal Computing and Consumer. Financial data for prior periods has been restated to conform to the current presentation.

        Summary financial data by business segment follows:

                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                         ----------------------------         -------------------------
(IN MILLIONS)                              2000                1999            2000              1999
-------------                            ---------           --------         -------           -------
ENTERPRISE COMPUTING
     Revenue                              $ 3,433             $3,157          $ 6,394           $ 6,353
     Operating income                         467                120              814               467
COMMERCIAL PERSONAL COMPUTING
     Revenue                                3,313              3,227            6,185             6,325
     Operating income (loss)                   62               (224)              43              (200)
CONSUMER
     Revenue                                1,592              1,202            3,424             2,559
     Operating income                          31                 46              113               128
GLOBAL SERVICES
     Revenue                                1,704              1,783            3,469             3,517
     Operating income                         228                264              449               569
OTHER
     Revenue                                   85                 51              168                85
     Operating income (loss)                    5               (103)              23              (179)
CONSOLIDATED SEGMENT TOTALS
     Revenue                              $10,127             $9,420          $19,640           $18,839
     Operating income                     $   793             $  103          $ 1,442           $   785

        A reconciliation of Compaq's consolidated segment operating income to consolidated income (loss) before provision for income taxes follows:

                                             THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                             ----------------------------         --------------------------
(IN MILLIONS)                                 2000                 1999             2000              1999
-------------                                -------              -------         --------           -------
Consolidated segment operating income         $ 793                $ 103           $1,442             $ 785
Corporate and unallocated shared
  expenses                                     (224)                (399)            (395)             (669)
Gain on sale of business                         --                   26               --                26
                                              -----                -----           ------             -----
Income (loss) before provision for
income taxes                                  $ 569                $(270)          $1,047             $ 142
                                              =====                =====           ======             =====

OVERVIEW

        Compaq reported second quarter and six month consolidated revenue of $10.1 billion and $19.6 billion, respectively, an increase of 8 percent and 4 percent (11 percent and 8 percent at constant currency) compared with the prior year periods. Strong growth in Consumer and improvement in Enterprise Computing drove higher revenue.

        Consolidated gross margin of $2.4 billion (23.6 percent of revenue) and $4.6 billion (23.3 percent of revenue) for the three and six months ended June 30, 2000, respectively, increased considerably by 3.0 and 0.7 percentage points over the comparable periods in 1999. Stronger margins in Commercial Personal Computing and Enterprise Computing led to the overall improvement in gross margin.

        Consolidated operating expense, driven by solid execution of spending discipline, declined significantly from $2.2 billion to $1.8 billion, a reduction of $378 million, or 17 percent, compared to the second quarter of 1999. On a year to date basis, operating expense decreased $502 million, or 12 percent, compared to the first six months of 1999. As a percentage of revenue, operating expense declined to 18.0 percent and 18.2 percent for the three and six months ended June 30, 2000, respectively, from 23.3 percent and 21.7 percent in the comparable prior year periods. Operating expense for the twelve month period ended June 30, 2000 decreased nearly $600 million when compared to the twelve month period ended June 30, 1999. The reduction in operating expense primarily reflects Compaq's intense focus on reducing its cost structure and driving shareholder value. This is being accomplished through restructuring actions initiated during 1998 and 1999 as well as other cost containment measures begun by management in the second half of 1999.

        Compaq reported consolidated net income of $387 million, or $0.22 per diluted common share, for the second quarter of 2000 compared to a consolidated net loss of $184 million, or $(0.10) per diluted common share, for the corresponding period in 1999. Adjusted for a net investment gain of $25 million (after tax), earnings per diluted common share were $0.21 for the second quarter of 2000. Consolidated net income was $712 million, or $0.41 per diluted common share, for the six months ended June 30, 2000 compared to $97 million, or $0.07 per diluted common share, for the same period in 1999. Adjusted for a net investment gain of $69 million (after tax), earnings per diluted common share were $0.37 for the six months ended June 30, 2000.

ENTERPRISE COMPUTING

        Enterprise Computing designs, develops, manufactures and markets advanced computing and telecommunication products, including business-critical servers, industry-standard servers and storage products.

REVENUE

        Enterprise Computing revenue increased $276 million, or 9 percent, compared with the second quarter of 1999 and represented 34 percent of consolidated revenue during the quarter. On a year to date basis, revenue from this segment increased $41 million, or 1 percent, compared to the six months ended June 30, 1999.

        Enterprise Computing revenue consisted of the following:

                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                         ----------------------------         -------------------------
(IN MILLIONS)                              2000                1999            2000              1999
-------------                            --------            --------         -------           -------
Industry Standard Servers(1)              $1,489              $1,065          $2,680            $2,206
Storage Products                           1,192               1,210           2,259             2,431
Business Critical Servers(1)                 750                 866           1,452             1,648
Other                                          2                  16               3                68
                                          ------              ------          ------            ------
                                          $3,433              $3,157          $6,394            $6,353
                                          ======              ======          ======            ======

        Industry Standard Servers revenue grew 40 percent, benefiting from increased average unit prices during the quarter. Customer demand was strong across all regions, reflecting strong product acceptance. The build-out of Internet infrastructures continues to drive server sales, with an increasing shift toward dense rack-optimized form-factors. Revenue also benefited from strong sales of 8-way servers in the service provider market. On June 5, 2000, Compaq announced its new Compaq PROLIANT(TM) DL360 ultra-thin, 2-way server, which will serve as the cornerstone of its density-optimized line. Compaq shipped 24,000 units during the quarter.

        Storage Products revenue was essentially unchanged compared to the prior year quarter. Overall storage capacity shipped increased by 70 percent in the quarter, offset by aggressive price declines per unit of capacity. The high rate of primary storage capacity shipped enabled Compaq to maintain its worldwide leadership position (according to International Data Corporation). Enterprise storage continues to keep pace with robust market growth.

        Business Critical Servers revenue declined during the quarter and year to date periods primarily due to product transition and component shortages for the new Compaq ALPHASERVER(TM) GS product line. As a result, Business Critical Servers experienced lower than planned shipments. Partially offsetting this decline were strong sales of Compaq NONSTOP(TM) HIMALAYA(TM) systems. Introduced during the quarter was the NONSTOP(TM) HIMALAYA S74 server, which offers customers a significant improvement in performance and capacity. NONSTOP(TM) HIMALAYA systems are deployed in the financial industry to routinely process most of the world's financial transactions, such as credit cards, securities, ATM and EFT networks transactions.

OPERATING INCOME

        Enterprise Computing operating income increased $347 million, or 289 percent, in the second quarter of 2000 as compared to the corresponding period in 1999. For the six months ended June 30, 2000, operating income increased $347 million, or 74 percent, compared to the same period in the prior year.

        Second quarter 2000 operating income was higher compared with the corresponding period in 1999 primarily due to strong performance in Industry Standard Servers, improved results in Storage Products and lower operating expenses. Industry Standard Servers gross margin improved during the quarter due to an increase in average unit prices, reflecting a favorable shift in product mix. Sales of 8-way servers and dense servers continued to exhibit strong growth during the quarter. Storage Products exhibited strong improvement in gross margin and operating profit during the quarter. Gross margin in Storage Products improved due to a shift in product mix from lower margin attached storage sales to higher margin products. Operating results from Business Critical Servers declined due to product transition and component shortages for the new ALPHASERVER GS product line, which resulted in lower than planned shipments, as previously discussed. Operating expense declined in whole dollars and as a percentage of revenue in the Enterprise Computing segment for the quarter and year to date periods due to stringent cost control practices.

        On a year to date basis, operating income increased due to stronger performance in Industry Standard Servers. This resulted from improved gross margin driven by increased average unit prices and a favorable shift in product mix.

------------------------------------
(1) ALPHASERVER and PROLIANT product revenue does not include attached and enterprise storage, which is captured in Storage Products.

COMMERCIAL PERSONAL COMPUTING

        Commercial Personal Computing delivers standards-based computing emphasizing Internet access through workstations, desktops, portables, monitors, Internet access devices and life-cycle management products. As previously reported, Compaq completed the purchase of key assets from Inacom during the first quarter of 2000 and subsequently established Custom Edge Incorporated as a wholly owned subsidiary. This purchase adds custom configuration capabilities and direct fulfillment logistics that enable Compaq to better meet customer needs in North America.

REVENUE

        Commercial Personal Computing revenue increased $86 million, or 3 percent, compared with the second quarter of 1999 and represented 33 percent of consolidated revenue during the quarter. Revenue for the year to date period declined $140 million, or 2 percent.

        Unit sales growth of 31 percent in higher margin portable product lines was offset by lower unit sales of desktop PCs. Second quarter average unit prices were higher compared to the second quarter of 1999. While revenue growth was relatively modest during the three and six months ended June 30, 2000, such growth validates Compaq's strategic decision to seek more profitable sales transactions in conjunction with growing market share.

        Channel inventory at June 30, 2000 was lower when compared to levels at June 30, 1999.

        Compaq recently shipped its 100,000th Compaq IPAQ(TM) desktop, making it the fastest growing new product ramp in Compaq's history. Compaq successfully launched the IPAQ Pocket PC during the quarter, which has garnered numerous awards, including the Tech Trendsetter Award.

OPERATING INCOME

        The Commercial Personal Computing segment returned to profitability during the quarter, one quarter ahead of schedule, posting operating income of $62 million, compared to a loss of $224 million in the second quarter of 1999. Operating income was $43 million for the six months ended June 30, 2000, compared to a loss of $200 million in the corresponding period in 1999.

        Operating results improved during the quarter due to higher gross margin and lower operating expense, both as a percentage of revenue and in whole dollars. Gross margin improved during the quarter due to a shift toward more profitable sales transactions, as referenced above. The decline in operating expense reflects an improved cost structure for this segment, which contributed to the return to profitability during the quarter.

CONSUMER

        The Consumer segment targets home users with Internet-ready desktop PCs, portables, printers and related products, as well as Internet access and e-services.

REVENUE

        Consumer revenue increased $390 million, or 32 percent, in the second quarter of 2000 compared with the corresponding quarter in 1999 and accounted for 16 percent of consolidated revenue. On a year to date basis, revenue increased $865 million, or 34 percent, compared to the prior year.

        Revenue increased during the quarter in the Consumer business as unit sales grew 38 percent while average unit prices were lower by 4 percent. Consumer revenue benefited from strong international growth during the quarter and six months ended June 30, 2000, particularly in the Europe, Middle East and Africa, Latin America and Asia-Pacific regions. International sales accounted for 45 percent of Consumer revenue during the second quarter of 2000 compared to 30 percent in the second quarter of 1999. Consumer recently introduced the most significant Compaq PRESARIO(TM) desktop redesign since 1996, with emphasis on upgradability and simple Internet access. The "beyond the box" business, which includes Internet access, Internet traffic, printers, software, financing and warranty upgrades, more than doubled during the quarter compared to the second quarter of 1999.

       Consumer channel inventory levels were significantly lower than levels at June 30, 1999. Sales out of the channel were strong at the end of the second quarter of 2000.

OPERATING INCOME

        Consumer operating income declined $15 million, or 33 percent, in the second quarter of 2000 compared to the prior year period. On a year to date basis, operating income declined $15 million, or 12 percent.

        Operating income declined during the quarter primarily due to lower gross margin as a percentage of revenue and higher operating expenses. Gross margin was pressured by slight declines in average unit prices that outpaced declines in average unit costs. The decline in average unit prices resulted from competitive pricing pressures during the quarter, particularly in North America, while average unit costs declined due to lower component costs.

COMPAQ GLOBAL SERVICES

        Compaq Global Services delivers worldwide infrastructure design, implementation and management services through its Professional and Customer Services divisions. Revenue was as follows:

                                  THREE MONTHS ENDED JUNE 30,             THREE MONTHS ENDED JUNE 30,
                                  ----------------------------            ----------------------------
(IN MILLIONS)                       2000                1999                2000                1999
-------------                     --------            --------            --------            --------
Customer Services(2)               $1,068              $1,074              $2,174              $2,164
Professional Services(2)              636                 709               1,295               1,353
                                   ------              ------              ------              ------
                                   $1,704              $1,783              $3,469              $3,517
                                   ======              ======              ======              ======

------------------------------------
(2) Compaq Global Services revenue includes revenue from the sale of products made in connection with providing solutions and services to customers.

REVENUE

        Compaq Global Services revenue decreased $79 million, or 4 percent, and was essentially flat in constant currency, compared with the second quarter of 1999. This segment represented 17 percent of consolidated revenue during the quarter. For the six months ended June 30, 2000, Compaq Global Services revenue declined $48 million, or 1 percent, and increased 2 percent in constant currency, compared to the corresponding period in the prior year.

        Lower Compaq Global Services revenue during the quarter and six months ended June 30, 2000 was primarily due to decreased Professional Services revenue. Compaq is aligning its resources to focus on those practices consistent with its Internet strategy. Compaq has integrated its services organization with its Worldwide Sales and Marketing organization to create Worldwide Sales and Services. This has strengthened Compaq's go-to-market capability and reinforced its customer alignment. Customer Services revenue was essentially unchanged.

OPERATING INCOME

        Compaq Global Services operating income declined $36 million, or 14 percent, in the second quarter of 2000 as compared to the corresponding period in 1999. On a year to date basis, operating income decreased $120 million, or 21 percent.

        Profitability in the Customer Services business remains strong. Professional Services operating results were lower compared to the second quarter of 1999. Compaq is currently aligning its resources to focus on those practices consistent with its Internet strategy.

CORPORATE AND UNALLOCATED SHARED EXPENSES

        The results of the business segments exclude separately managed corporate and unallocated shared expenses, which are comprised primarily of general and administrative costs as well as other income and expense items not controlled by the business segments. Corporate and unallocated shared expenses decreased from $399 million in the second quarter of 1999 to $224 million in the second quarter of 2000, a decline of 44 percent. On a year to date basis, corporate and unallocated shared expenses decreased from $669 million to $395 million, or 41 percent. This decrease reflected management's continued intense efforts to reduce operating expense as well as a favorable change in other income and expense items.

RESTRUCTURING AND RELATED CHARGES

        In September 1999, Compaq's management approved a restructuring plan to realign Compaq's organization, reduce infrastructure and overhead, and eliminate excess and duplicative facilities. Restructuring and related charges of $868 million ($600 million, net of tax) were expensed. These charges were composed of $787 million of accrued restructuring costs, $58 million of related asset impairment charges and a $23 million pension curtailment loss to recognize a change in Compaq's projected pension benefit obligation in connection with employee separations. Components of accrued restructuring costs and amounts charged against the provision as of June 30, 2000 were as follows:

                                           BEGINNING                      DECEMBER 31,                      JUNE 30,
(IN MILLIONS)                               ACCRUAL      EXPENDITURES         1999         EXPENDITURES       2000
-------------                              ----------    -------------    -------------    -------------    ---------
Employee separations                          $491           $ (68)           $423             $ (93)         $330
Facility closure costs                          96              --              96                (7)           89
Contract cancellation and other exit
costs                                          200            (167)             33                (2)           31
                                              ----           -----            ----             -----          ----
                                              $787           $(235)           $552             $(102)         $450
                                              ====           =====            ====             =====          ====

        Accrued restructuring costs for employee separations related to approximately 7,000 employees worldwide affecting the majority of business functions, job classes and regions, predominantly occurring in North America and Europe. Employee separation benefits include severance, medical and other benefits.

        In June 1998, Compaq recorded a restructuring charge of approximately $1.7 billion to integrate the operations of Compaq and Digital, consolidate duplicative facilities, improve service delivery and reduce overhead. Approximately $1.5 billion was related to the acquisition of Digital and recorded as a component of purchase accounting and $286 million related to Compaq and was charged to operations. Compaq has completed most of the actions contemplated under the restructuring plan. Accrued restructuring costs at June 30, 2000 include amounts for actions that have already been taken, but for which expenditures have not yet been made. Accrued restructuring costs as of June 30, 2000 and amounts charged against the provision were as follows:

                                  BEGINNING                              DECEMBER 31,                              JUNE 30,
(IN MILLIONS)                      ACCRUAL          EXPENDITURES             1999             EXPENDITURES           2000
-------------                     ----------        -------------        -------------        -------------        ---------
Employee separations                $1,131             $  (962)              $169                 $(103)             $ 66
Facility closure costs                 414                (184)               230                   (39)              191
Relocation                              99                 (65)                34                   (11)               23
Other exit costs                       100                 (83)                17                    (4)               13
                                    ------             -------               ----                 -----              ----
                                    $1,744             $(1,294)              $450                 $(157)             $293
                                    ======             =======               ====                 =====              ====

        Compaq expects to substantially complete the initiatives contemplated in its restructuring plans during the remainder of 2000. Compaq believes that, upon conclusion of its restructuring initiatives, its cost structure will be significantly reduced. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

        Total regular employee headcount increased from approximately 67,700 at December 31, 1999 to approximately 69,800 at June 30, 2000. The increase resulted primarily from employee additions of approximately 2,500 related to the Inacom asset acquisition as well as selective hiring. This increase was offset in part by employee separations of approximately 800 and 2,600 due to the 1998 and 1999 restructuring actions, respectively. As of June 30, 2000, the remaining employee separations under the 1998 and 1999 restructuring plans were approximately 800 and 2,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Compaq's cash and cash equivalents decreased to $2.6 billion at June 30, 2000, from $2.7 billion at December 31, 1999. The decrease was primarily due to cash used in operations and investing activities of $431 million each, partially offset by cash provided by financing activities of $604 million.

        Net cash used in operations was comprised of $1.9 billion used in working capital and other activities, offset in part by net income adjusted for non-cash items of $1.5 billion. Net cash used in working capital and other activities resulted primarily from an increase in receivables and inventories. Accounts receivable were $6.1 billion and $5.6 billion at June 30, 2000 and December 31, 1999, respectively. Days sales outstanding for the quarter increased to 54 days compared to 48 days in the fourth quarter of 1999. The increase in days sales outstanding was driven by a higher level of sales near the end of the current quarter, relative to the fourth quarter of 1999. Inventory levels increased to $2.3 billion at June 30, 2000, compared to $2.0 billion at December 31, 1999. Inventory turns for the second quarter of 2000 decreased to 13.1 compared to 16.1 for the fourth quarter of 1999. The increase in inventory was primarily due to higher raw material inventory levels at June 30, 2000 as Compaq took a proactive position on certain components given the current supply environment.

        Net cash used in investing activities resulted from the following items. Compaq paid cash of $370 million for the purchase of certain assets and liabilities from Inacom. Compaq also used cash of $502 million for capital expenditures, net of disposals, and $195 million for other investing activities in the six months ended June 30, 2000. These uses of cash were partially offset by proceeds from maturities of short-term investments of $636 million.

        Future uses of cash for the remainder of 2000 include cash expenditures for currently planned restructuring activities estimated to be $350 million; capital expenditures for land, buildings and equipment which are estimated to be $400 million; purchases of equipment to be leased to third parties of approximately $300 million; and cash payments for common stock repurchases and dividends.

        Compaq also plans to use available liquidity to develop the purchased in-process technology related to the Digital acquisition into commercially viable products. This primarily consists of planning, designing, prototyping, high-volume manufacturing verification and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Bringing the purchased in-process technology to market also includes developing firmware, diagnostic software, device drives, and testing the technology for compatibility and interoperability with commercially viable products. At June 30, 2000, the estimated costs to be incurred to develop the purchased in-process technology into commercially viable products totaled $2.1 billion in the aggregate through the year 2005 ($250 million in the remainder of 2000, $580 million in 2001, $550 million in 2002, $440 million in 2003, $270 million in 2004 and $10 million in
2005).

        Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq has a $1.0 billion revolving credit facility bearing interest at LIBOR plus 0.625 percent that expires in October 2000 and a $3.0 billion revolving credit facility bearing interest at LIBOR plus 0.325 percent that expires in October 2002. Both of these facilities were unused at June 30, 2000. Compaq has also established two short-term commercial paper programs: a $1.5 billion program in the name of Compaq Computer Corporation, and a $1.0 billion program in the name of Compaq Financial Services ("CFS"). Both programs are supported by the $3.0 billion credit facility described above. Outstanding commercial paper reduces available borrowings under this credit facility. At June 30, 2000, Compaq had $766 million and $307 million in commercial paper outstanding under the Compaq and CFS programs, respectively, with a weighted average interest rate of 6.9 percent. Additionally, Compaq maintains various uncommitted lines of credit, which totaled approximately $350 million at June 30, 2000. There were no outstanding borrowings against these lines at June 30, 2000.

        Compaq filed a $2 billion shelf registration statement for debt securities during the second quarter of 2000, which was declared effective on June 16, 2000. On July 27, 2000, Compaq announced that it planned to offer an aggregate of $500 million of notes consisting of two-year and five-year notes, in a public offering under this shelf registration statement. The purpose of this financing is to support the continued global expansion of CFS business activity, refinance certain short-term borrowings and for other general corporate purposes.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Compaq participates in a highly volatile industry that is characterized by intense industry-wide competition. Industry participants confront aggressive pricing practices by competitors, continually changing customer demand patterns, and rapid technological developments. The cautionary statements below discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

        DELAYS IN IMPLEMENTATION OF CHANGES IN DELIVERY MODELS COULD NEGATIVELY AFFECT FINANCIAL RESULTS. Compaq sells directly to end users in all market sectors, but the largest proportion of direct sales is in large enterprise accounts. Products in Commercial Personal Computing are sold primarily through third-party resellers while products in Consumer are sold principally through retail outlets. Historically, Compaq has not kept pace with changes in the industry's sales and distribution model and has faced challenges in developing and implementing processes for order entry, production of individualized units and direct distribution. Compaq has established a variety of programs designed to achieve these capabilities by simplifying its product set and pricing model, re-engineering the channel delivery model and more rapidly expanding e-commerce capabilities for large, medium and small businesses and in North America, Compaq acquired certain operational assets of Inacom to enhance its configuration, order management, and direct delivery capabilities. Compaq's future operating results may be negatively impacted if it is unable to carry out these operational improvements effectively and achieve similar operational improvements in other regions. Compaq believes, however, that the trend toward simpler products, exemplified by its iPAQ products, will reduce industry reliance on direct distribution. In addition, Compaq confronts other risks associated with the acquisition of direct capacity in North America, including the transition of manufacturing and distribution to former Inacom facilities, reliance on resale of the products of other computer manufacturers, and low profitability associated with acting as a configurator for other OEMs.

        COMPONENT SHORTAGES COULD CURTAIL PRODUCTION. From time to time, supply for key components in Compaq's products lags behind worldwide demand. In the event that supply of a key material component is delayed or curtailed, Compaq's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Industry shortages currently exist for certain types of display panels, microprocessors, memory and capacitors. Compaq has experienced these component shortages which hampered its ability to ship certain units ordered in the second quarter 2000 for the new ALPHASERVER GS product line as well as other products. Compaq attempts to mitigate the risks of component shortages by working closely with key suppliers on product plans, coordinated product introductions, purchases on the spot market, and selected strategic purchases.

        COMPETITIVE ENVIRONMENT PLACES PRESSURE ON REVENUE, GROSS MARGINS AND MARKET SHARE. Competition remains intense in the information technology industry with a large number of competitors vying for market share, domestically and internationally. Competition creates an aggressive pricing environment, which continues to put pressure on revenue, gross margins and market share. Compaq has experienced this pressure, particularly in its Consumer, Commercial Personal Computing and storage businesses and could experience similar pressures in its high-end industry-standard server business in the future.

        UNANTICIPATED DELAYS IN PRODUCT SCHEDULES COULD AFFECT PRODUCT DEMAND. The process of developing new, high-technology products and services is complex and often uncertain. Successful product transitions and deployment of new products requires accurate predictions of the product development schedule as well as volumes, product mix, customer demand and configuration. Compaq may also anticipate demand and perceived market acceptance that differs from the product's realizable customer demand and revenue stream. Compaq experienced this with its iPAQ handheld products in the second quarter and could experience it with other products in the future. Further, in the face of intense competition in the market, any delay in a new product rollout could decrease any advantage Compaq may have to be the first to market. A failure on the part of Compaq to carry out a product rollout in the time frame anticipated and in the quantities appropriately matching current customer demand could directly affect the future demand for the product and the profitability of Compaq's operations.

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

       CHANGES IN PRODUCT, CUSTOMER AND GEOGRAPHIC SALES MIX COULD ADVERSELY AFFECT EARNINGS. The sales patterns in any period vary depending on the product, customer, and geographic sales mix of the period. Most recently, Compaq has seen a shift in the sales mix in its Professional Services business. Compaq's Professional Services business has traditionally provided services that included the design and implementation of high-end proprietary systems. As the design and implementation of systems increasingly moves from a proprietary environment to industry standard products, Compaq must retrain and retool its services personnel to compete in the new environment. There can be no assurance that Compaq will be able successfully to train, attract and retain the necessary personnel to achieve this transition as Compaq focuses its service practices on its Internet strategy. Likewise, the impact on the profitability of any business segment or Compaq's overall financial condition may be dependant in part on the product, customer and geographic sales mix reflected in that quarter's revenues.

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

        CREDIT RISKS COULD INCREASE IF FINANCIAL CONDITION OF RESELLERS ERODES. Compaq's primary means of distribution is through distributors and resellers. Compaq continually monitors and manages the credit it extends to distributors and resellers and attempts to limit credit risks by utilizing risk transfer arrangements and obtaining security interests. Recently, many distributors and resellers have been consolidating in response to changes in the profitability of their businesses. Further, the industry's transition from an indirect sales model to a direct sales model has reduced the need for the number of distributors or resellers in the market. Compaq's business could be adversely affected in the event that the financial condition of its distributors and resellers erodes. Upon the financial failure of a distributor or reseller, Compaq could experience disruptions in distribution as well as a loss associated with the unsecured portion of any outstanding accounts receivable.

        DELAYS IN NEW SYSTEMS IMPLEMENTATION COULD HAMPER OPERATIONAL EFFICIENCY. Compaq continues to focus on increasing the effectiveness and efficiency of its business and information management processes to increase customer satisfaction, improve productivity and lower costs. In connection with these efforts, Compaq is moving many of its systems from a legacy environment of proprietary systems to client-server architectures, as well as integrating systems from newly acquired businesses. Although major portions of this transition have been completed, integrating the systems from the Digital acquisition that are not integrated complicates this process. This year is critical to this effort because delays in the transition to new systems could hamper Compaq's efforts to increase its operational efficiency. Delays in implementing further improvements could adversely affect inventory levels, cash and related profitability.

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

        MINORITY INVESTMENTS COULD ADVERSELY AFFECT LIQUIDITY AND EARNINGS. Compaq holds minority interests in companies having operations or technology in areas within Compaq's strategic focus. Some of these investments are in research and development, start-up or development stage companies or companies where operations are not yet sufficient to establish them as going concerns. As a result, Compaq may be called upon under contractual or other terms to provide funding for operations of such companies and may share in the losses of such entities. Certain investments are in publicly traded companies whose share prices are highly volatile. While the overall realized financial impact of these investments has been favorable thus far, adverse changes in market conditions or poor operating results of underlying investments could result in Compaq incurring losses or an inability to recover the carrying value of its investments.

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

        RESTRUCTURING ACTIVITIES COULD IMPEDE OPERATIONS. Compaq undertook significant restructuring activities in 1999 that will continue to be carried out in 2000. In addition, certain actions remain to be completed from its restructuring activities initiated in 1998. Compaq expects to substantially complete the initiatives contemplated in its restructuring plans during 2000. These activities are focused on alignment around four business segments, each of which will be structured to be competitive within its sphere of operations. Compaq is focused on bringing its operational expenses to appropriate levels for each of its businesses while simultaneously implementing extensive new programs. The significant risks associated with these actions include potentially creating delays in decision-making, lack of clear lines of authority during transitions, customer confusion about Compaq's future products and services, and an adverse impact on employee morale and retention. Compaq's high-end business in particular has been affected by the steps necessary to achieve appropriate expense levels in the field, particularly in France and Germany, and the need to implement appropriate sales and services organization recruitment, training and incentive plans. Compaq believes that, upon conclusion of its restructuring initiatives, its cost structure will be significantly reduced. However, there can be no assurance that such cost reductions can be sustained, that the estimated costs of such actions will not change, or that certain targeted areas require additional headcount or investment to achieve desired levels of profitability.

        YEAR 2000 COMPLIANCE. Compaq is currently not aware of Year 2000 problems in any of its products, critical systems or services. However, the success to date of its Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties upon which it relies will not become apparent in the future.

        EFFECTIVE TAX RATE. Compaq anticipates an effective tax rate of 32 percent for 2000. Compaq's manufacturing entity in Singapore is subject to a tax holiday which is not expected to extend beyond 2001. Compaq's tax rate has historically been heavily dependent upon the proportion of earnings that is derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the United States. Compaq has ceased utilization of a portion of its Singaporean manufacturing subsidiary's production capacity during 2000. The profitability of this facility is expected to decrease significantly, accompanied by a corresponding decrease in the impact of the tax holiday on Compaq's effective tax rate. In addition, should Compaq's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary for prior years require significant adjustment due to audits or regulatory changes, Compaq's overall tax rate could increase.

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

        Compaq uses market valuations and value-at-risk valuation methods to assess the market risk of its financial instruments and derivative portfolios. It uses software by RiskMetrics to estimate the value-at-risk of its financial instruments and derivative portfolios based on estimates of volatility and correlation of market factors drawn from RiskMetrics data sets for the dates calculated. RiskMetrics defines loss as a reduction in the value of a portfolio in the event of adverse market conditions, using a predetermined confidence interval, over a specified period of time. Compaq included all fixed income investments, interest rate swaps, and foreign exchange contracts in the value-at-risk calculation. The holding period for these instruments varies from one day to nine months. The measured value-at-risk from holding derivative and other financial instruments, using a 95 percent confidence level and assuming normal market conditions during the period ended June 30, 2000 was immaterial.

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

        Compaq is exposed to equity price risks on the marketable portion of investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within Compaq's strategic focus. Compaq does not attempt to reduce or eliminate its market exposure on these securities. A 20 percent adverse change in equity prices would result in an approximate $552 million decrease in the fair value of Compaq's available for sale securities as of June 30, 2000. As of June 30, 2000 and July 31, 2000, the fair value of Compaq's available for sale investments was $2.8 billion and $2.5 billion, respectively.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Note 10 to interim condensed consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit No.     Description

     27              EDGAR financial data schedule

(b)  Reports on Form 8-K

     (i) Report on Form 8-K dated July 25, 2000, containing Compaq's news release dated July 25, 2000, announcing its earnings release for the second quarter of 2000 and attaching the financial discussion document from Compaq's website, supplementing the information in the news release for the second quarter of 2000.

     (ii) Report on Form 8-K dated July 28, 2000, containing Compaq's news release dated July 27, 2000, announcing the filing with the Securities and Exchange Commission of a Preliminary Prospectus Supplement, dated July 26, 2000, to the Prospectus filed by Compaq on June 16, 2000, in connection with the offering of an aggregate of $500 million in principal amount of notes, consisting of two series, with one series due 2002 and the other series due 2005.

        All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2000                                 COMPAQ COMPUTER CORPORATION

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