Form 10-Q
period 2000-09-30
COMPAQ COMPUTER CORP
filed 2000-10-26
CIK 714154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 Yes [X] No [ ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of September 30, 2000, was approximately 1.7 billion.

                           COMPAQ COMPUTER CORPORATION
                                    FORM 10-Q
                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                    PART I

Item 1.     Financial Statements                                              3


Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        13

Item 3.     Quantitative and Qualitative Disclosures About Market Risks      24


                                    PART II

Item 1.     Legal Proceedings                                                25

Item 6.     Exhibits and Reports on Form 8-K                                 25

            Signatures                                                       26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           COMPAQ COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                                 SEPTEMBER 30,       DECEMBER 31,
(In millions, except par value)                                                                      2000                1999
                                                                                                ---------------     ---------------
                                                                                                  (UNAUDITED)

ASSETS

Current assets:
   Cash and cash equivalents ...............................................................    $         2,927     $         2,666
   Short-term investments ..................................................................               --                   636
   Trade accounts receivable, net ..........................................................              6,551               5,622
   Leases and other accounts receivable ....................................................              1,496               1,063
   Inventories .............................................................................              2,427               2,008
   Other current assets ....................................................................              1,565               1,854
                                                                                                ---------------     ---------------
        Total current assets ...............................................................             14,966              13,849
Property, plant and equipment, net .........................................................              3,298               3,249
Other assets, net ..........................................................................              8,129              10,179
                                                                                                ---------------     ---------------
                                                                                                $        26,393     $        27,277
                                                                                                ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Short-term borrowings ...................................................................    $           489     $           453
   Accounts payable ........................................................................              4,737               4,380
   Deferred income .........................................................................              1,037                 972
   Other current liabilities ...............................................................              5,851               6,033
                                                                                                ---------------     ---------------
        Total current liabilities ..........................................................             12,114              11,838
                                                                                                ---------------     ---------------
Long-term debt .............................................................................                575                --
                                                                                                ---------------     ---------------
Postretirement and other postemployment benefits ...........................................                682                 605
                                                                                                ---------------     ---------------
Commitments and contingencies
                                                                                                ---------------     ---------------
Stockholders' equity:
    Preferred stock, $.01 par value
       (authorized: 10 million shares; issued: none) .......................................               --                  --
    Common stock and capital in excess of $.01 par value
       (authorized: 3 billion shares; issued and outstanding:
       1,736 million and 1,705 million shares at September 30, 2000 and
       1,715 million and 1,694 million shares at December 31, 1999) ........................              7,936               7,627
    Retained earnings ......................................................................              6,082               4,948
    Accumulated other comprehensive income (loss) ..........................................                (63)              2,919
    Treasury stock .........................................................................               (933)               (660)
                                                                                                ---------------     ---------------
       Total stockholders' equity ..........................................................             13,022              14,834
                                                                                                ---------------     ---------------
                                                                                                $        26,393     $        27,277
                                                                                                ===============     ===============

  See accompanying notes to interim condensed consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                                    -----------------------------     -----------------------------
(In millions, except per share amounts)                                 2000             1999             2000             1999
                                                                    ------------     ------------     ------------     ------------
Revenue:
    Products ...................................................    $      9,523     $      7,587     $     25,867     $     23,187
    Services ...................................................           1,677            1,621            4,973            4,860
                                                                    ------------     ------------     ------------     ------------
        Total revenue ..........................................          11,200            9,208           30,840           28,047
                                                                    ------------     ------------     ------------     ------------

Cost of sales:
    Products ...................................................           7,347            6,009           20,065           18,348
    Services ...................................................           1,180            1,063            3,527            3,300
                                                                    ------------     ------------     ------------     ------------
        Total cost of sales ....................................           8,527            7,072           23,592           21,648
                                                                    ------------     ------------     ------------     ------------

Selling, general and administrative expense ....................           1,502            1,615            4,369            4,824
Research and development .......................................             382              401            1,092            1,271
Restructuring and related charges ..............................            --                868             --                868
Gain on sale of businesses .....................................            --             (1,156)            --             (1,182)
Other (income) expense, net ....................................             (20)              51              (69)             119
                                                                    ------------     ------------     ------------     ------------
                                                                           1,864            1,779            5,392            5,900
                                                                    ------------     ------------     ------------     ------------

Income before provision for income taxes .......................             809              357            1,856              499
Provision for income taxes .....................................             259              217              594              262
                                                                    ------------     ------------     ------------     ------------
Net income .....................................................    $        550     $        140     $      1,262     $        237
                                                                    ============     ============     ============     ============

Earnings per common share:
          Basic ................................................    $       0.32     $       0.08     $       0.74     $       0.15
                                                                    ============     ============     ============     ============
          Diluted ..............................................    $       0.31     $       0.08     $       0.72     $       0.15
                                                                    ============     ============     ============     ============

Shares used in computing earnings per common share:
          Basic ................................................           1,725            1,693            1,701            1,692
                                                                    ============     ============     ============     ============
          Diluted ..............................................           1,769            1,730            1,742            1,737
                                                                    ============     ============     ============     ============

 See accompanying notes to interim condensed consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                -----------------------------------
(In millions)                                                                                        2000                1999
                                                                                                ---------------     ---------------
Cash flows from operating activities:
   Net income ..............................................................................    $         1,262     $           237
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization ......................................................              1,062               1,087
        Restructuring and related charges ..................................................               --                   868
        Deferred income taxes ..............................................................                386                 (14)
        Gain on sale of businesses .........................................................               --                (1,182)
        Other ..............................................................................               (119)                 (4)
        Changes in operating assets and liabilities, net of
         effects of acquired businesses ....................................................             (2,303)               (431)
                                                                                                ---------------     ---------------
            Net cash provided by operating activities ......................................                288                 561
                                                                                                ---------------     ---------------

Cash flows from investing activities:
   Capital expenditures, net ...............................................................               (751)               (867)
   (Increase) decrease in short-term investments ...........................................                636              (1,444)
   Increase in investments, net ............................................................               (189)                (44)
   Acquisitions of businesses, net of cash acquired ........................................               (370)               (517)
   Other, net ..............................................................................                (55)               (218)
                                                                                                ---------------     ---------------
            Net cash used in investing activities ..........................................               (729)             (3,090)
                                                                                                ---------------     ---------------

Cash flows from financing activities:
   Increase in short-term borrowings .......................................................                 36               1,312
   Issuance of  long-term debt .............................................................                575                --
   Payments to retire Digital preferred stock ..............................................               --                  (400)
   Common stock transactions, net ..........................................................                (55)                (60)
   Dividends to stockholders ...............................................................               (128)               (102)
                                                                                                ---------------     ---------------
            Net cash provided by financing activities ......................................                428                 750
                                                                                                ---------------     ---------------

Effect of exchange rate changes on cash and cash equivalents ...............................                274                 (59)
                                                                                                ---------------     ---------------
            Net increase (decrease) in cash and cash equivalents ...........................                261              (1,838)
Cash and cash equivalents at beginning of period ...........................................              2,666               4,091
                                                                                                ---------------     ---------------

Cash and cash equivalents at end of period .................................................    $         2,927     $         2,253
                                                                                                ===============     ===============

  See accompanying notes to interim condensed consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
(In millions)                                      2000               1999
                                              --------------     --------------

SUPPLEMENTAL CASH FLOW INFORMATION

ACQUISITIONS OF BUSINESSES:

   Fair value of:
      Assets acquired ......................  $          499     $          811
      Liabilities assumed ..................            (129)              (201)
      Options issued .......................            --                  (60)
                                              --------------     --------------
   Cash paid ...............................             370                550
   Less: Cash acquired .....................            --                  (33)
                                              --------------     --------------
   Net cash paid for acquisitions ..........  $          370     $          517
                                              ==============     ==============

SALE OF BUSINESSES
Fair value of:
   Equity proceeds .........................  $         --       $        1,597
   Note receivable .........................            --                  204
   Cash received ...........................            --                   70
                                              --------------     --------------
                                                        --                1,871
Less: Basis in net assets sold .............            --                 (689)
                                              --------------     --------------
Gain on sale of businesses .................  $         --       $        1,182
                                              ==============     ==============

  See accompanying notes to interim condensed consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
           NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying interim condensed consolidated financial statements of Compaq Computer Corporation ("Compaq") as of September 30, 2000 and December 31, 1999 and for the three and nine month periods ended September 30, 2000 and 1999, respectively, have been prepared on substantially the same basis as Compaq's annual consolidated financial statements and should be read in conjunction with Compaq's Annual Report on Form 10-K for the year ended December 31, 1999. The interim condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year.

      Compaq completed the acquisitions of Shopping.Com ("SDC") and Zip2 Corp. ("Zip2") and purchased certain assets and liabilities of InaCom Corp. ("Inacom") in February 1999, April 1999 and February 2000, respectively. These transactions were accounted for as purchases. In August 1999, Compaq sold a majority interest in SDC, Zip2 and the AltaVista Company, a business acquired in the Digital Equipment Corporation ("Digital") acquisition (collectively "AltaVista"). Accordingly, Compaq's interim condensed consolidated financial statements include the results of operations and the estimated fair values of the assets acquired and liabilities assumed from the respective dates of acquisition through divestiture or September 30, 2000, as applicable.

NOTE 2 - RECENT PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued, then subsequently amended, Statement of Financial Accounting Standards No. 133 ("FAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. Compaq will adopt FAS 133 effective January 1, 2001 and is continuing to evaluate the effect that such adoption may have on its consolidated results of operations and financial position. The impact of the adoption will be based on factors such as specific derivative and hedging activities, market conditions and contractual arrangements at the date of adoption.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"), SECOND
AMENDMENT: REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101B delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of 2000. Compaq will adopt SAB 101 pursuant to SAB 101B (including the recent Frequently Asked Questions and Answers document issued by the SEC in October
2000) as required in the fourth quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

NOTE 3 - ACQUISITIONS

      In February 2000, Compaq acquired certain configuration and distribution assets of Inacom, a provider of information technology services and products, for approximately $370 million in cash and the assumption of certain related liabilities. This acquisition was accounted for as a purchase. The estimated purchase price was allocated to the assets acquired and liabilities assumed, including goodwill of $230 million. Proforma statements of operations reflecting this acquisition are not shown as such disclosure is not material. Compaq entered into a services, supply and sales agreement with Inacom that includes annual commitments over the next three years, subject to certain conditions, and related penalties in the event Compaq does not meet the required targets. As a result of Inacom's filing for protection under Chapter 11 of the U.S. Bankruptcy Code on June 16, 2000, it is currently not determinable whether Inacom will have the ability to perform under this agreement. Compaq also provided a commitment to Inacom to enter into a $55.5 million secured credit facility, subject to certain conditions. Inacom has not borrowed any funds against this credit facility and, as a result of Inacom's bankruptcy filing, Compaq no longer has a lending obligation to Inacom.

      In August 1999, Compaq sold a majority interest in AltaVista and accordingly recognized a gain of $1.2 billion ($670 million, net of tax).

NOTE 4 - CERTAIN BALANCE SHEET COMPONENTS

      Raw materials, work in progress and finished goods were $774 million, $269 million and $1.4 billion, respectively, at September 30, 2000 and $448 million, $394 million and $1.2 billion, respectively, at December 31, 1999.

      Accumulated depreciation was $3.0 billion and $2.8 billion at September 30, 2000 and December 31, 1999, respectively.

      At September 30, 2000 and December 31, 1999, Compaq held $2.4 billion and $6.6 billion of equity investments, respectively, included in other non-current assets. As of September 30, 2000, both the cost basis and fair value of Compaq's available for sale investments were approximately $1.8 billion, and gross unrealized gains and losses were approximately $500 million each. As of October 23, 2000, the fair value of these same available for sale investments was $1.2 billion.

      Compaq filed a $2 billion shelf registration statement for debt securities with the Securities Exchange Commission during the second quarter of 2000, which was declared effective on June 16, 2000. In August 2000, Compaq placed under the registration statement $300 million of unsecured 7.65 percent notes that mature on August 1, 2005, and $275 million of unsecured 7.45 percent notes that mature on August 1, 2002 (collectively, the "Notes"), unless previously redeemed. Interest will be paid on the Notes on February 1 and August 1 of each year, beginning on February 1, 2001. The fair value of the Notes approximates carrying value. The financing is for general corporate purposes (including investments in Compaq Financial Services and other subsidiaries), capital expenditures, and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes). Compaq has the capacity to issue an additional $1.4 billion of debt securities under the shelf registration statement.

      On July 27, 2000, the board of directors of Compaq approved a cash dividend of $0.025 per share of common stock, or approximately $43 million, to stockholders of record as of September 29, 2000, paid on October 20, 2000. On July 22, 1999, the board of directors of Compaq approved a cash dividend of $0.02 per share of common stock, or approximately $34 million, to stockholders of record as of September 30, 1999, paid on October 20, 1999.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss), net of tax, are listed below:

                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                     -----------------------------------    -----------------------------------
(IN MILLIONS)                                             2000                1999               2000                1999
                                                     ---------------     ---------------    ---------------     ---------------
Net income ........................................  $           550     $           140    $         1,262     $           237
Other comprehensive income (loss):
   Foreign currency translations ..................                1                   3                  3                 (20)
   Unrealized gains (losses) on investments .......             (647)                574             (2,985)                639
                                                     ---------------     ---------------    ---------------     ---------------
Comprehensive income (loss) .......................  $           (96)    $           717    $        (1,720)    $           856
                                                     ===============     ===============    ===============     ===============

NOTE 6 - OTHER INCOME AND EXPENSE

      Other (income) and expense consisted of the following:

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                     ---------------------  --------------------
(IN MILLIONS)                          2000        1999       2000       1999
                                     ---------   ---------  ---------  ---------
Interest and dividend income         $  (108)      $ (53)   $   (200)  $  (137)
Investment income, net                   (38)         (8)       (144)      (17)
Interest expense                          74          55         204       148
Currency losses                           37          60          64        94
Other (income) expense                    15          (3)          7        31
                                     ---------   ---------  ---------  ---------
                                     $   (20)      $  51    $    (69)  $   119
                                     =========   =========  =========  =========

NOTE 7 - EARNINGS PER COMMON SHARE

      Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Incremental shares of 44 million, 37 million, 41 million and 45 million were used in the calculation of diluted earnings per share for the three month periods ended September 30, 2000 and 1999, and the nine month periods ended September 30, 2000 and 1999, respectively.

      Stock options to purchase 39 million and 70 million shares of common stock for the three month periods and 41 million and 47 million shares of common stock for the nine month periods ended September 30, 2000 and 1999, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares.

      For the nine months ended September 30, 1999, net income used in the calculation of earnings per common share was adjusted to include a $22 million gain on the redemption of Digital preferred stock.

NOTE 8 - SEGMENT DATA

      During the quarter ended June 30, 2000, Compaq realigned the operations of its Enterprise Solutions and Services segment, which resulted in the formation of two reportable segments: Enterprise Computing and Compaq Global Services. Enterprise Computing designs, develops, manufactures and markets advanced computing and telecommunication products, including business-critical servers, industry-standard servers and storage products. Compaq Global Services delivers worldwide infrastructure design, implementation and management services through its Professional and Customer Services groups. Compaq's other two reportable segments, Commercial Personal Computing and Consumer, were unaffected by the realignment. Financial data for prior periods has been restated to conform to the current presentation.

      Summary financial data by business segment follows:

                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                                                ------------------------------       ------------------------------
(IN MILLIONS)                                                       2000             1999                2000              1999
                                                                ------------      ------------       ------------      ------------
ENTERPRISE COMPUTING
        Revenue ..........................................      $      3,794      $      3,195       $     10,188      $      9,548
        Operating income .................................               597               295              1,411               762
COMMERCIAL PERSONAL COMPUTING
        Revenue ..........................................             3,477             2,727              9,662             9,052
        Operating income (loss) ..........................               133              (169)               176              (369)
CONSUMER
        Revenue ..........................................             2,127             1,469              5,551             4,028
        Operating income .................................                63                65                176               193
COMPAQ GLOBAL SERVICES
        Revenue ..........................................             1,715             1,745              5,184             5,262
        Operating income .................................               254               304                703               873
OTHER
        Revenue ..........................................                87                72                255               157
        Operating income (loss) ..........................                 5              (101)                28              (280)
CONSOLIDATED SEGMENT TOTALS
        Revenue ..........................................      $     11,200      $      9,208       $     30,840      $     28,047
        Operating income .................................             1,052      $        394       $      2,494      $      1,179

       A reconciliation of Compaq's consolidated segment operating income to consolidated income before provision for income taxes follows:

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                                    ------------     ------------     ------------     ------------
(IN MILLIONS)                                                           2000             1999             2000             1999
                                                                    ------------     ------------     ------------     ------------
Consolidated segment operating income ..........................    $      1,052     $        394     $      2,494     $      1,179
Corporate and unallocated shared expenses ......................            (243)            (325)            (638)            (994)
Restructuring and related charges ..............................            --               (868)            --               (868)
Gain on sale of businesses .....................................            --              1,156             --              1,182
                                                                    ------------     ------------     ------------     ------------
Income before provision for income taxes .......................    $        809     $        357     $      1,856     $        499
                                                                    ============     ============     ============     ============

NOTE 9 - RESTRUCTURING AND RELATED CHARGES

      In September 1999, Compaq's management approved a restructuring plan to realign Compaq's organization, reduce infrastructure and overhead, and eliminate excess and duplicative facilities. Restructuring and related charges of $868 million ($600 million, net of tax) were expensed. These charges were composed of $787 million of accrued restructuring costs, $58 million of related asset impairment charges and a $23 million pension curtailment loss to recognize a change in Compaq's projected pension benefit obligation in connection with employee separations. Components of accrued restructuring costs and amounts charged against the provision as of September 30, 2000 were as follows:

                                                    BEGINNING                        DECEMBER 31,                      SEPTEMBER 30,
(IN MILLIONS)                                        ACCRUAL        EXPENDITURES         1999         EXPENDITURES         2000
                                                   ------------     ------------     ------------     ------------     ------------
Employee separations ............................  $        491     $        (68)    $        423     $       (204)    $        219
Facility closure costs ..........................            96             --                 96              (10)              86
Contract cancellation and other exit costs ......           200             (167)              33              (16)              17
                                                   ------------     ------------     ------------     ------------     ------------
                                                   $        787     $       (235)    $        552     $       (230)    $        322
                                                   ============     ============     ============     ============     ============

      Accrued restructuring costs for employee separations related to approximately 7,000 employees worldwide affecting the majority of business functions, job classes and regions, predominantly occurring in North America and Europe. Employee separation benefits include severance, medical and other benefits.

      In June 1998, Compaq recorded a restructuring charge of approximately $1.7 billion to integrate the operations of Compaq and Digital, consolidate duplicative facilities, improve service delivery and reduce overhead. Approximately $1.5 billion was related to the acquisition of Digital and recorded as a component of purchase accounting and $286 million related to Compaq and was charged to operations. Compaq has completed most of the actions contemplated under the restructuring plan. Accrued restructuring costs as of September 30, 2000 and amounts charged against the provision were as follows:


                                                    BEGINNING                        DECEMBER 31,                      SEPTEMBER 30,
(IN MILLIONS)                                        ACCRUAL        EXPENDITURES        1999          EXPENDITURES         2000
                                                   ------------     ------------     ------------     ------------     ------------
Employee separations ...........................   $      1,131     $       (962)    $        169     $       (123)    $         46
Facility closure costs .........................            414             (184)             230              (42)             188
Relocation .....................................             99              (65)              34              (13)              21
Other exit costs ...............................            100              (83)              17              (12)               5
                                                   ------------     ------------     ------------     ------------     ------------
                                                   $      1,744     $     (1,294)    $        450     $       (190)    $        260
                                                   ============     ============     ============     ============     ============

      Accrued restructuring costs under both plans at September 30, 2000 include amounts for actions that have already been taken, but for which expenditures have not yet been made. Compaq expects to substantially complete the initiatives contemplated in its restructuring plans in 2000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LITIGATION

      Compaq is subject to legal proceedings and claims that arise in the ordinary course of business. Compaq does not believe that the outcome of any of those matters will have a material adverse effect on Compaq's consolidated financial position, operating results or cash flows.

      Compaq and certain of its current and former officers and directors are named in two consolidated class action lawsuits pending in the United States District Court for the Southern District of Texas, Houston Division. One lawsuit was filed in 1998 and the other in 1999. The 1998 litigation consolidates five class action lawsuits, brought by persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998. It asserts claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Allegations in the 1998 lawsuit include the claim that the defendants withheld information and made misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock and further alleges that certain of the individual defendants sold Compaq common stock at the inflated prices. The 1999 litigation also consolidates a number of class action lawsuits. The litigation is brought on behalf of purchasers of Compaq common stock between January 27, 1999 and April 9, 1999. It asserts claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; Section 20(a) of the Exchange Act; and Sections 11 and 15 of the Securities Act. Allegations in the 1999 litigation include the claim that certain defendants and Compaq issued a series of materially false and misleading statements concerning Compaq's prospects in 1999 in order to inflate the market price of Compaq's common stock and further alleges that certain of the individual defendants sold Compaq common stock at the inflated prices. Lead counsels for the plaintiffs have been appointed in both the 1998 and 1999 litigation. The plaintiffs seek monetary damages, interest, costs and expenses in both the 1998 and 1999 litigation. In the 1998 litigation, the court entered an order granting class certification on July 18, 2000. Compaq has appealed class certification and is awaiting a decision. In the interim, the 1998 case is proceeding with discovery and is subject to being called to trial in September 2001. In the 1999 litigation, Compaq has filed a motion seeking to have the complaint dismissed and is awaiting a ruling. Compaq is vigorously defending both lawsuits.

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

      Compaq is vigorously defending seven consumer class action lawsuits alleging various defects in computers sold by Compaq. These lawsuits are pending in Texas, North Carolina, Illinois, California and Washington. All of these cases are in the discovery stage. Three of these class actions (Thurmond v. Compaq, LaPray v. Compaq, and Sprung v. Compaq) are part of a series of similar lawsuits filed against other major computer manufacturers, involving claims that the computer industry sold computers with allegedly defective floppy disk controllers. Thurmond is pending in federal district court in Beaumont, Texas; LaPray in Texas state court in Beaumont; Sprung in Colorado federal district court. No class has been certified in any of these cases. Compaq is also providing information to the federal government and state attorneys general in California and Illinois in response to inquiries regarding floppy disk controllers in computers sold to government entities.

CONTINGENCIES

      Non-current other assets as of September 30, 2000 included approximately $98 million owed to Compaq in connection with the sale of products. Compaq believes such amounts were misdirected by its customers to Inacom, which was acting as agent for Compaq in connection with such sales. Compaq believes that such funds were improperly applied to reduce Inacom's indebtedness to its lenders. As a result of Inacom's bankruptcy filing on June 16, 2000, Compaq is seeking to realize the full value of these receivables in Inacom's bankruptcy proceedings and has filed litigation against Inacom and Inacom's lenders, as the ultimate recipients of Compaq's funds. Inacom has sued Compaq for approximately $46 million that Compaq is holding as a setoff against the $98 million. Whether these receivables have been impaired, and if so by what amount, cannot be determined at this time. Compaq does not believe that the outcome of this matter will have a material adverse effect on Compaq's consolidated financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Founded in 1982, Compaq Computer Corporation ("Compaq"), a Fortune Global 100 company, is the largest supplier of computing systems in the world. Compaq designs, develops, manufactures and markets hardware, software, solutions and services, including industry-leading enterprise computing solutions, fault-tolerant business-critical solutions, communication products, commercial desktop and portable products, and consumer desktop and portable products.

      The following discussion should be read in conjunction with the interim condensed consolidated financial statements presented in Item 1.

RESULTS OF OPERATIONS

      Compaq completed the acquisitions of Shopping.Com ("SDC") and Zip2 Corp. ("Zip2") and purchased certain assets and liabilities of InaCom Corp. ("Inacom") in February 1999, April 1999 and February 2000, respectively. These transactions were accounted for as purchases. In August 1999, Compaq sold a majority interest in SDC, Zip2 and the AltaVista Company, a business acquired in the Digital Equipment Corporation ("Digital") acquisition (collectively "AltaVista"). Accordingly, Compaq's interim condensed consolidated financial statements include the results of operations and the estimated fair values of the assets acquired and liabilities assumed from the respective dates of acquisition through divestiture or September 30, 2000, as applicable.

      During the quarter ended June 30, 2000, Compaq realigned the operations of its Enterprise Solutions and Services segment, which resulted in the formation of two reportable segments: Enterprise Computing and Compaq Global Services. Enterprise Computing designs, develops, manufactures and markets advanced computing and telecommunication products, including business-critical servers, industry-standard servers and storage products. Compaq Global Services delivers worldwide infrastructure design, implementation and management services through its Professional and Customer Services groups. Compaq's other two reportable segments, Commercial Personal Computing and Consumer, were unaffected by the realignment. Financial data for prior periods has been restated to conform to the current presentation.

      Summary financial data by business segment follows:

                                                           THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------     ----------------------------------
(IN MILLIONS)                                                  2000               1999                2000               1999
                                                          ---------------    ---------------     ---------------    ---------------
ENTERPRISE COMPUTING
        Revenue ......................................    $         3,794    $         3,195     $        10,188    $         9,548
        Operating income .............................                597                295               1,411                762
COMMERCIAL PERSONAL COMPUTING
        Revenue ......................................              3,477              2,727               9,662              9,052
        Operating income (loss) ......................                133               (169)                176               (369)
CONSUMER
        Revenue ......................................              2,127              1,469               5,551              4,028
        Operating income .............................                 63                 65                 176                193
COMPAQ GLOBAL SERVICES
        Revenue ......................................              1,715              1,745               5,184              5,262
        Operating income .............................                254                304                 703                873
OTHER
        Revenue ......................................                 87                 72                 255                157
        Operating income (loss) ......................                  5               (101)                 28               (280)
CONSOLIDATED SEGMENT TOTALS
        Revenue ......................................    $        11,200    $         9,208     $        30,840    $        28,047
        Operating income .............................    $         1,052    $           394     $         2,494    $         1,179

       A reconciliation of Compaq's consolidated segment operating income to consolidated income before provision for income taxes follows:

                                                          THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -----------------------------------     -----------------------------------
(IN MILLIONS)                                                2000                1999                2000                1999
                                                        ---------------     ---------------     ---------------     ---------------
Consolidated segment operating income ..............    $         1,052     $           394     $         2,494     $         1,179
Corporate and unallocated shared expenses ..........               (243)               (325)               (638)               (994)
Restructuring and related charges ..................               --                  (868)               --                  (868)
Gain on sale of businesses .........................               --                 1,156                --                 1,182
                                                        ---------------     ---------------     ---------------     ---------------
Income before provision for income taxes ...........    $           809     $           357     $         1,856     $           499
                                                        ===============     ===============     ===============     ===============

OVERVIEW

      Compaq reported third quarter and nine month consolidated revenue of $11.2 billion and $30.8 billion, respectively, an increase of 22 percent and 10 percent compared with the prior year periods. Adjusted for the effects of currency, revenue grew 26 percent and 14 percent for the three and nine months ended September 30, 2000, respectively, when compared to the comparable periods in the prior year. Strong growth in Consumer, Commercial Personal Computing and Enterprise Computing drove higher revenue. In addition, revenue grew significantly across all regions during the quarter.

      Consolidated gross margin of $2.7 billion (23.9 percent of revenue) and $7.2 billion (23.5 percent of revenue) for the three and nine months ended September 30, 2000, respectively, was an improvement of 0.7 percentage points over each of the comparable periods in 1999. Stronger margins in Commercial Personal Computing and Enterprise Computing led to the overall improvement in gross margin.

      Consolidated operating expense was $1.9 billion and $5.5 billion for the three and nine months ended September 30, 2000, respectively. Driven by solid execution of spending discipline, operating expense declined $132 million, or 7 percent, and $634 million, or 10 percent, compared to the comparable periods in 1999. As a percentage of revenue, operating expense declined significantly to
16.8 percent and 17.7 percent for the three and nine months ended September 30, 2000, respectively, from 21.9 percent and 21.7 percent in the comparable prior year periods. Lower operating expense benefited from Compaq's intense focus on reducing its cost structure and driving shareholder value. This is being accomplished through restructuring actions initiated during 1998 and 1999 as well as other cost containment measures begun by management in the second half of 1999.

      The effective tax rate was 32 percent for the three and nine months ended September 30, 2000. The effective tax rate was 61 percent and 53 percent for the comparable periods in 1999. The higher effective tax rate in 1999 was primarily due to a non-deductible stock option compensation charge and tax rates related to the gain on sale of businesses and restructuring and related charges.

      Compaq reported consolidated net income of $550 million, or $0.31 per diluted common share, for the third quarter of 2000 compared to consolidated net income of $140 million, or $0.08 per diluted common share, for the corresponding period in 1999. Adjusted for net investment income of $25 million (after tax), earnings per diluted common share were $0.30 for the third quarter of 2000. Adjusted for non-recurring items, earnings per diluted common share were $0.07 for the third quarter of 1999.

      Consolidated net income was $1.3 billion, or $0.72 per diluted common share, for the nine months ended September 30, 2000 compared to $237 million, or $0.15 per diluted common share, for the same period in 1999. Adjusted for net investment income of $94 million (after tax), earnings per diluted common share were $0.67 for the nine months ended September 30, 2000. Adjusted for non-recurring items, earnings per diluted common share were $0.11 for the nine months ended September 30, 1999.

ENTERPRISE COMPUTING

      Enterprise Computing designs, develops, manufactures and markets advanced computing and telecommunication products, including business-critical servers, industry-standard servers and storage products.

REVENUE

      Enterprise Computing revenue increased $599 million, or 19 percent, compared with the third quarter of 1999 and represented 34 percent of consolidated revenue during the quarter. On a year to date basis, revenue from this segment increased $640 million, or 7 percent, compared to the nine months ended September 30, 1999.

Enterprise Computing revenue consisted of the following:

                                                             THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                            ----------------------------------    ----------------------------------
(IN MILLIONS)                                                    2000               1999               2000                1999
                                                            ---------------    ---------------    ---------------    ---------------
Industry Standard Servers(1) ...........................    $         1,586    $         1,126    $         4,266    $         3,332
Storage Products .......................................              1,395              1,281              3,654              3,712
Business Critical Servers(1) ...........................                813                772              2,265              2,420
Other ..................................................               --                   16                  3                 84
                                                            ---------------    ---------------    ---------------    ---------------
                                                            $         3,794    $         3,195    $        10,188    $         9,548
                                                            ===============    ===============    ===============    ===============

      Industry Standard Servers revenue grew 41 percent during the quarter as compared to the prior year. Revenue benefited from strong demand across all regions as corporations and Internet service providers continued to build out their data centers. Revenue growth was strongest in the dense, rack-optimized form-factors as an increasing number of customers value the simplicity and space saving economies provided by dense servers. High-end servers revenue also remained strong with solid sales in 4-way and 8-way servers.

      Storage Products revenue increased 9 percent during the quarter compared to the prior year as strong enterprise storage (external storage, software and high-end tape) sales growth of 44 percent offset the continued price pressure on the hard disk drive component of attached storage. Enterprise storage growth was driven by the ongoing trend towards storage area networks. Storage capacity shipped was 19,000 terabytes, an increase of 60 percent compared to the third quarter of 1999.

      Business Critical Servers revenue increased during the quarter primarily due to increased sales of ALPHASERVER(TM) GS systems offset by lower Compaq HIMALAYA(TM) system sales. The decrease in Business Critical Server revenue on a year to date basis was primarily driven by the product transition to the ALPHASERVER GS systems and related component shortages. Compaq shipped over 400 ALPHASERVER GS systems during the quarter. This represented a substantial increase over the second quarter of 2000, as the previously experienced component shortage issues have largely been resolved.

OPERATING INCOME

      Enterprise Computing operating income increased $302 million, or 102 percent, in the third quarter of 2000 as compared to the corresponding period in 1999. For the nine months ended September 30, 2000, operating income increased $649 million, or 85 percent, compared to the same period in the prior year.

------------------------
(1) Compaq ALPHASERVER(TM) and PROLIANT(TM) product revenue does not include attached and enterprise storage, which is captured in Storage Products.

      Third quarter 2000 operating income was higher compared with the corresponding period in 1999 primarily due to strong performance in Industry Standard Servers and Storage Products, as well as lower operating expenses. Industry Standard Server gross margin improved due to a continued favorable shift in product mix. Storage Products gross margin also improved due to a shift in product mix to higher margin enterprise storage products. Operating expense declined in whole dollars and as a percentage of revenue in the Enterprise Computing segment for the quarter and year to date periods due to stringent cost control practices.

      Operating income increased during the nine months ended September 30, 2000 as compared to the prior year period due to stronger Industry Standard Server and Storage Products performance.

COMMERCIAL PERSONAL COMPUTING

      Commercial Personal Computing delivers standards-based computing emphasizing Internet access through workstations, desktops, portables, monitors, Internet access devices and life-cycle management products. As previously reported, Compaq completed the purchase of key assets from InaCom Corp. ("Inacom") during the first quarter of 2000 and subsequently established Custom Edge Incorporated ("Custom Edge") as a wholly owned subsidiary. This purchase adds custom configuration capabilities and direct fulfillment logistics that enable Compaq to better meet customer needs in North America.

REVENUE

      Commercial Personal Computing revenue increased $750 million, or 28 percent, compared with the third quarter of 1999 and represented 31 percent of consolidated revenue during the quarter. Revenue for the year to date period increased $610 million, or 7 percent.

      Revenue increased across all regions during the quarter, benefiting from strong unit sales growth in higher margin portable product lines. Unit sales of desktops, including the Compaq IPAQ(TM) desktop, also increased. Continuing in the migration to Internet access devices, the new Compaq IPAQ(TM) Blackberry Wireless Email Solutions device was announced in August. Revenue growth for the year to date period ended September 30, 2000 was primarily due to higher unit sales of portables and Internet products.

OPERATING INCOME

      Commercial Personal Computing operating income increased $302 million, from a loss of $169 million to income of $133 million compared to the third quarter of 1999. On a year to date basis, operating income increased $545 million, from a loss of $369 million to income of $176 million.

      Operating results strengthened dramatically in this segment for the quarter and year to date periods due to continued improvement in the business model, including further integration of the Custom Edge fulfillment capacity, and successful reduction of operating costs. Gross margins were strong due to a favorable product configuration mix, an improved business model and supply chain efficiencies. Operating expense continues to decline due to persistent focus on streamlining processes and increasing efficiencies.

CONSUMER

      The Consumer segment targets home users with Internet-ready desktop PCs, portables, printers and related products, as well as Internet access and e-services.

REVENUE

      Consumer revenue increased $658 million, or 45 percent, in the third quarter of 2000 compared with the corresponding quarter in 1999 and accounted for 19 percent of consolidated revenue. On a year to date basis, revenue increased $1.5 billion, or 38 percent, compared to the prior year.

      Revenue in the Consumer business improved significantly during the three and nine months ended September 30, 2000 compared to the prior year primarily due to continued international expansion and substantial growth in unit sales. A strong back to school season, higher attach rates for printers and monitors, and a shift in product mix toward portables contributed to higher revenue. The Consumer segment continues to hold the number one worldwide consumer PC market share position (according to International Data Corporation).

      The "beyond the box" business, which includes Internet access, Internet traffic, printers, software, financing and warranty upgrades, increased 90 percent during the quarter compared to the third quarter of 1999.

OPERATING INCOME

      Consumer operating income declined $2 million, or 3 percent, in the third quarter of 2000 compared to the prior year period. On a year to date basis, operating income declined $17 million, or 9 percent.

      Such declines were primarily due to lower gross margin as a percentage of revenue, which was pressured by competitive pricing in North America and costs related to holding raw material in a supply constrained environment in order to meet customer demand. Operating expenses increased in whole dollars due to higher customer support costs, but declined as a percentage of revenue.

COMPAQ GLOBAL SERVICES

      Compaq Global Services delivers worldwide infrastructure and solution design implementation, management, and support services through its Professional and Customer Services groups. Revenue was as follows:

                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                 SEPTEMBER 30,              SEPTEMBER 30,
                           ------------------------    ------------------------
(IN MILLIONS)                 2000          1999          2000          1999
                           ----------    ----------    ----------    ----------
Customer Services ........ $    1,052    $    1,041    $    3,226    $    3,205
Professional Services ....        663           704         1,958         2,057
                           ----------    ----------    ----------    ----------
                           $    1,715    $    1,745    $    5,184    $    5,262
                           ==========    ==========    ==========    ==========

REVENUE

      Compaq Global Services revenue decreased $30 million, or 2 percent, compared with the third quarter of 1999. This segment represented 15 percent of consolidated revenue during the quarter. For the nine months ended September 30, 2000, Compaq Global Services revenue declined $78 million, or 1 percent, compared to the corresponding period in the prior year. Adjusted for the effects of currency, revenue increased 3 percent for the quarter and year to date periods.

      The decline in Compaq Global Services revenue during the quarter and nine months ended September 30, 2000 was primarily a result of lower Professional Services revenue. Adjusted for the effects of currency, Professional Services revenue declined 2 percent. Revenue improved over the second quarter of 2000 primarily due to growth in new outsourcing contracts. Compaq has narrowed its focus for Professional Services to target seven practices that are consistent with its Internet strategy and is now realigning its workforce to support growth plans. Customer Services revenue grew 5 percent adjusted for the effects of currency, in line with the market.

      As previously reported, Compaq has integrated its services organization with its Worldwide Sales and Marketing organization to create Worldwide Sales and Services. This has strengthened Compaq's go-to-market capability and reinforced its customer alignment.

OPERATING INCOME

      Compaq Global Services operating income declined $50 million, or 16 percent, in the third quarter of 2000 as compared to the corresponding period in 1999. On a year to date basis, operating income decreased $170 million, or 19 percent.

      Profitability in the Customer Services business remains strong. Professional Services operating results were lower for the three and nine months ended September 30, 2000 compared to the prior year periods primarily due to workforce rebalancing and continued reskilling.

CORPORATE AND UNALLOCATED SHARED EXPENSES

      The results of the business segments exclude separately managed corporate and unallocated shared expenses, which are comprised primarily of general and administrative costs as well as other income and expense items not controlled by the business segments. Corporate and unallocated shared expenses decreased from $325 million in the third quarter of 1999 to $243 million in the third quarter of 2000, a decline of 25 percent. On a year to date basis, corporate and unallocated shared expenses decreased from $994 million to $638 million, or 36 percent. This decrease reflected management's continued intense efforts to reduce operating expense as well as a favorable change in other income and expense items.

RESTRUCTURING AND RELATED CHARGES

      In September 1999, Compaq's management approved a restructuring plan to realign Compaq's organization, reduce infrastructure and overhead, and eliminate excess and duplicative facilities. Restructuring and related charges of $868 million ($600 million, net of tax) were expensed. These charges were composed of $787 million of accrued restructuring costs, $58 million of related asset impairment charges and a $23 million pension curtailment loss to recognize a change in Compaq's projected pension benefit obligation in connection with employee separations. Components of accrued restructuring costs and amounts charged against the provision as of September 30, 2000 were as follows:

                                                    BEGINNING                        DECEMBER 31,                      SEPTEMBER 30,
(IN MILLIONS)                                        ACCRUAL        EXPENDITURES         1999         EXPENDITURES         2000
                                                   ------------     ------------     ------------     ------------     ------------
Employee separations ..........................    $        491     $        (68)    $        423     $       (204)    $        219
Facility closure costs ........................              96             --                 96              (10)              86
Contract cancellation and other exit costs ....             200             (167)              33              (16)              17
                                                   ------------     ------------     ------------     ------------     ------------
                                                   $        787     $       (235)    $        552     $       (230)    $        322
                                                   ============     ============     ============     ============     ============

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

Compaq has completed most of the actions contemplated under the restructuring plan. Accrued restructuring costs as of September 30, 2000 and amounts charged against the provision were as follows:

                                                    BEGINNING                        DECEMBER 31,                      SEPTEMBER 30,
(IN MILLIONS)                                        ACCRUAL        EXPENDITURES         1999         EXPENDITURES         2000
                                                   ------------     ------------     ------------     ------------     ------------
Employee separations ..........................    $      1,131     $       (962)    $        169     $       (123)    $         46
Facility closure costs ........................             414             (184)             230              (42)             188
Relocation ....................................              99              (65)              34              (13)              21
Other exit costs ..............................             100              (83)              17              (12)               5
                                                   ------------     ------------     ------------     ------------     ------------
                                                   $      1,744     $     (1,294)    $        450     $       (190)    $        260
                                                   ============     ============     ============     ============     ============

      Accrued restructuring costs under both plans at September 30, 2000 include amounts for actions that have already been taken, but for which expenditures have not yet been made. Compaq expects to substantially complete the initiatives contemplated in its restructuring plans in 2000. Compaq believes that, upon conclusion of its restructuring initiatives, its cost structure will be significantly reduced. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

      Total regular employee headcount increased from approximately 67,700 at December 31, 1999 to approximately 69,800 at September 30, 2000. The increase resulted primarily from employee additions of approximately 2,500 related to the Inacom asset acquisition as well as selective hiring. This increase was offset in part by employee separations of approximately 900 and 3,500 due to the 1998 and 1999 restructuring actions, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Compaq's cash and cash equivalents increased to $2.9 billion at September 30, 2000, from $2.7 billion at December 31, 1999.

      Net cash provided by operations was comprised of $2.6 billion in net income adjusted for non-cash items, partially offset by $2.3 billion used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from an increase in receivables and a decrease in accrued restructuring. Net trade accounts receivable were $6.6 billion and $5.6 billion at September 30, 2000 and December 31, 1999, respectively. Days sales outstanding for the quarter increased to 52 days compared to 48 days in the fourth quarter of 1999. The increase in days sales outstanding was driven by a higher level of sales near the end of the third quarter of 2000, relative to the fourth quarter of 1999. Inventory levels increased to $2.4 billion at September 30, 2000, compared to $2.0 billion at December 31, 1999. Inventory turns for the third quarter of 2000 decreased to 14.0 compared to 16.1 for the fourth quarter of 1999. The increase in inventory was partially due to higher raw material inventory levels at September 30, 2000 as Compaq took a proactive position on certain components given supply conditions in the quarter.

      Net cash used in investing activities resulted from the following items. Compaq paid cash of $370 million for the purchase of certain assets and liabilities from Inacom. Compaq also used cash of $751 million for capital expenditures, net of disposals; $189 million for net investment activity; and $55 million for other investing activities during the nine months ended September 30, 2000. These uses of cash were partially offset by proceeds from short-term investments of $636 million.

      Future uses of cash for the remainder of 2000 include capital expenditures for land, buildings and equipment which are estimated to be $300 million; purchases of equipment to be leased to third parties of approximately $200 million; cash expenditures related to restructuring activities; and cash payments for common stock repurchases and dividends.

      At September 30, 2000, the estimated costs to be incurred to develop the purchased in-process technology acquired in the Digital acquisition into commercially viable products totaled $1.9 billion in the aggregate through the year 2005 ($120 million in the remainder of 2000, $580 million in 2001, $560 million in 2002, $430 million in 2003, $240 million in 2004 and $10 million in 2005).

      Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq obtained a $2.2 billion 364 day revolving credit facility on September 29, 2000 that bears interest at LIBOR plus 0.625 percent and expires in September 2001. This facility replaces the $1 billion revolving credit facility that expired during the quarter. Compaq also has a $3.0 billion revolving credit facility bearing interest at LIBOR plus 0.325 percent that expires in October 2002. Both of these facilities were unused at September 30, 2000. Compaq operates two short-term commercial paper programs: a $1.5 billion program in the name of Compaq Computer Corporation, and a $1.0 billion program in the name of Compaq Financial Services ("CFS"). Both programs are supported by the $3.0 billion credit facility described above. Outstanding commercial paper reduces available borrowings under this credit facility. At September 30, 2000, Compaq had $207 million and $233 million in commercial paper outstanding under the Compaq and CFS programs, respectively, with a weighted average interest rate of 6.8 percent. Additionally, Compaq maintains various uncommitted lines of credit, which totaled approximately $225 million at September 30, 2000. There were no outstanding borrowings against these lines at September 30, 2000.

      Compaq filed a $2 billion shelf registration statement for debt securities with the Securities Exchange Commission during the second quarter of 2000, which was declared effective on June 16, 2000. In August 2000, Compaq placed under the registration statement $300 million of unsecured 7.65 percent notes that mature on August 1, 2005, and $275 million of unsecured 7.45 percent notes that mature on August 1, 2002 (collectively, the "Notes"), unless previously redeemed. Interest will be paid on the Notes on February 1 and August 1 of each year, beginning on February 1, 2001. The fair value of the Notes approximates carrying value. The financing is for general corporate purposes (including investments in CFS and other subsidiaries), capital expenditures, and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes). Compaq has the capacity to issue an additional $1.4 billion of debt securities under the shelf registration statement.

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

      COMPONENT SHORTAGES COULD CURTAIL PRODUCTION. From time to time, supply for key components in Compaq's products lags behind worldwide demand. In the event that supply of a key material component is delayed or curtailed, Compaq's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Industry shortages currently exist for certain types of display panels, drives, and capacitors. These component shortages may hamper shipments of certain units in the Enterprise Computing product lines as well as other products. Compaq attempts to mitigate the risks of component shortages by working closely with key suppliers on product plans, coordinated product introductions, purchases on the spot market, and selected strategic purchases.

      DELAYS IN IMPLEMENTATION OF CHANGES IN DELIVERY MODELS COULD NEGATIVELY AFFECT FINANCIAL RESULTS. Compaq sells directly to end users in all market sectors, but the largest proportion of direct sales is in large enterprise accounts. Products in Commercial Personal Computing are sold primarily through third-party resellers while products in Consumer are sold principally through retail outlets. As compared to Compaq, many Compaq competitors sell a higher percentage of their personal computer products directly to end user customers. Direct sales may afford such competitors an advantage that will allow them to price products lower than Compaq's products are priced or to compete on terms of service that Compaq cannot match. Compaq has established a variety of programs designed to achieve similar operational capabilities by simplifying its product set and pricing model, re-engineering the channel delivery model and more rapidly expanding e-commerce capabilities for large, medium and small businesses, and, early in 2000, Compaq acquired certain operational assets of Inacom to enhance its configuration, order management, and direct delivery capabilities in North America. Compaq's future operating results may be negatively impacted if it is unable to carry out these operational improvements effectively and achieve similar operational improvements in other regions. Compaq believes, however, that the trend toward simpler products, exemplified by the Compaq iPAQ products, will reduce industry reliance on direct distribution.

       COMPETITIVE ENVIRONMENT PLACES PRESSURE ON REVENUE, GROSS MARGINS AND MARKET SHARE. Competition remains intense in the information technology industry with a large number of competitors vying for customers and market share, domestically and internationally. Competition creates an aggressive pricing environment, which continues to put pressure on revenue, gross margins and market share. Compaq has experienced this pressure, particularly in its Consumer and Commercial Personal Computing businesses, and could experience similar pressures in its Enterprise Computing business in the future.

      UNANTICIPATED DELAYS IN PRODUCT SCHEDULES COULD AFFECT PRODUCT DEMAND. The process of developing new, high-technology products and services is complex and often uncertain. Successful product transitions and deployment of new products requires accurate predictions of the product development schedule as well as volumes, product mix, customer demand and configuration. Compaq may also anticipate demand and perceived market acceptance that differs from the product's realizable customer demand and revenue stream. Compaq experienced this with its iPAQ handheld products in the third quarter and could experience it with other products in the future. Further, in the face of intense competition in the industry, any delay in a new product rollout could decrease any advantage Compaq may have to be the first to market. A failure on the part of Compaq to carry out a product rollout in the time frame anticipated and in the quantities appropriately matching current customer demand could directly affect the future demand for the product and the profitability of Compaq's operations.

      NEW FORM FACTORS INTRODUCE UNCERTAINTY INTO THE MARKET. The increasing reliance on the Internet is creating new dynamics in the computer industry. As businesses and consumers turn to the Internet, speed and connectivity may become more critical than stand-alone power for client devices. Compaq is introducing a new generation of Internet devices built around simple form factors, customized functions and wireless mobility. Compaq's products will vie for customer acceptance and market share against those of computer companies as well as consumer electronics and telecommunications companies. Hardware products, which are Compaq's traditional area of strength, may become less important than service offerings in attracting and retaining customers. In addition, as new form factors are adopted, sales of traditional personal computers may decline.

      CHANGES IN PRODUCT, CUSTOMER AND GEOGRAPHIC SALES MIX COULD ADVERSELY AFFECT EARNINGS. The sales patterns in any period vary depending on the product, customer, and geographic sales mix of the period. For example, Compaq's Professional Services business has traditionally provided services that included the design and implementation of high-end proprietary systems. If the trend for design and implementation of systems continues to move from proprietary environments to industry standard products, Compaq will need to continue, and possibly accelerate, retraining and retooling its services personnel to compete in the new environment. There can be no assurance that Compaq will be able to successfully continue training, attracting and retaining the necessary personnel to achieve this transition as Compaq adapts its service practices to changing conditions. Likewise, the impact on the profitability of any business segment or Compaq's overall financial condition may be dependant in part on the product, customer and geographic sales mix reflected in that quarter's revenues.

      COMPETITION FOR TALENTED EMPLOYEES COULD HAMPER BUSINESS OPERATIONS. Compaq, like all technology companies, must compete for talented employees in a market where the demand for such individuals exceeds the number of qualified candidates. As a result, Compaq's human resources organization focuses significant efforts on attracting and retaining individuals in key technology positions internationally. These efforts have generated positive results in terms of both reducing attrition rates and filling openings created by prior employee losses. However, should Compaq experience a substantial loss of talent or an inability to attract talent for key openings, particularly in critical markets, the resulting talent gaps could impact Compaq's ability to meet its business objectives.

       CREDIT RISKS COULD INCREASE IF FINANCIAL CONDITION OF RESELLERS ERODES. Much of Compaq's revenue results from selling products through distributors and resellers. Compaq continually monitors and manages the credit it extends to distributors and resellers and attempts to limit credit risks by utilizing risk transfer arrangements and obtaining security interests. The industry's trend from indirect sales models to direct sales models may reduce the market opportunities for the number of distributors or resellers in the market. Compaq's business could be adversely affected in the event that the financial condition of its distributors and resellers erodes. Upon the financial failure of a distributor or reseller, Compaq could experience disruptions in distribution as well as a loss associated with the unsecured portion of any outstanding accounts receivable.

      DELAYS IN NEW SYSTEMS IMPLEMENTATION COULD HAMPER OPERATIONAL EFFICIENCY. Compaq continues to focus on increasing the effectiveness and efficiency of its business and information management processes to increase customer satisfaction, improve productivity and lower costs. In connection with these efforts, Compaq is moving many of its systems from a legacy environment of proprietary systems to client-server architectures, as well as integrating systems from newly acquired businesses. Although major portions of this transition have been completed, completion of the integration of legacy Digital systems complicates this process. This year is critical to this effort because delays in the transition to new systems could hamper Compaq's efforts to increase its operational efficiency. Delays in implementing further improvements could adversely affect inventory levels, cash and related profitability.

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

      EXPENSE CONSTRAINTS COULD IMPEDE OPERATIONS. Compaq is focused on bringing its operational expense to appropriate levels for each of its businesses while simultaneously implementing extensive new programs. The significant risks associated with these actions include potentially creating delays in decision-making, lack of clear lines of authority during transitions, customer confusion about Compaq's future products and services, and an adverse impact on employee morale and retention. Compaq believes that, upon conclusion of its restructuring initiatives, its cost structure will be significantly reduced. However, there can be no assurance that such cost reductions can be sustained, that the estimated costs of such actions will not change, or that certain targeted areas require additional headcount or investment to achieve desired levels of profitability.

      YEAR 2000 COMPLIANCE. Compaq is currently not aware of Year 2000 problems in any of its products, critical systems or services. However, the success to date of its Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties upon which it relies will not become apparent in the future.

      EFFECTIVE TAX RATE. Compaq anticipates an effective tax rate of 32 percent for 2000. Compaq's manufacturing entity in Singapore is subject to a tax holiday that is not expected to extend beyond 2001. Compaq's tax rate has historically been heavily dependent upon the proportion of earnings derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the United States. If Compaq's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary for prior years requires significant adjustment due to audits or regulatory changes, Compaq's overall tax rate could increase.

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

      Compaq uses market valuations and value-at-risk valuation methods to assess the market risk of its financial instruments and derivative portfolios. It uses software by RiskMetrics to estimate the value-at-risk of its financial instruments and derivative portfolios based on estimates of volatility and correlation of market factors drawn from RiskMetrics data sets for the dates calculated. RiskMetrics defines loss as a reduction in the value of a portfolio in the event of adverse market conditions, using a predetermined confidence interval, over a specified period of time. Compaq included all fixed income investments, interest rate swaps, and foreign exchange contracts in the value-at-risk calculation. The holding period for these instruments varies from one day to nine months. The measured value-at-risk from holding derivative and other financial instruments, using a 95 percent confidence level and assuming normal market conditions during the period ended September 30, 2000 was immaterial.

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

      Compaq is exposed to equity price risks on the marketable portion of investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within Compaq's strategic focus. Compaq does not attempt to reduce or eliminate its market exposure on these securities. A 20 percent adverse change in equity prices would result in an approximate $364 million decrease in the fair value of Compaq's available for sale securities as of September 30, 2000. As of September 30, 2000 and October 23, 2000, the fair value of Compaq's available for sale investments were $1.8 billion and $1.2 billion, respectively.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      See Note 10 to interim condensed consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit No. Description

      4.1 Indenture dated May 2, 2000 between Compaq Computer Corporation and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Registration Statement of Compaq Computer Corporation on Form S-3 (Reg. No. 333-36750)).

      4.2 Designation of Terms of Compaq Computer Corporation 7.45% Global Note due August 1, 2002 and 7.65% Global Note due August 1, 2005.

      4.3 Form of Compaq Computer Corporation 7.45% global Note Due August 1, 2002.

      4.4 Form of Compaq Computer Corporation 7.65% Global Note Due August 1, 2005.


      10.1 $2,200,000,000 Revolving Credit Agreement (364-Day) dated as of September 29, 2000, among Compaq Computer Corporation, The Chase Manhattan Bank, as sole Administrative Agent, Bank of America National Association, as Syndication Agent, CitiBank, N.A., and Bank One, N.A., as Documentation Agents, and the other banks party thereto.

      10.2 Retention Agreement dated September 8, 2000 between Compaq Computer Corporation and Michael J. Larson

      27          EDGAR financial data schedule

(b)   Reports on Form 8-K

      (i) Report on Form 8-K dated October 25, 2000, containing Compaq's news release dated October 24, 2000, announcing its earnings release for the third quarter of 2000.

      (ii) Report on Form 8-K dated August 9, 2000, announcing Compaq's completion of a public offering and sale of $575 million aggregate principal amount of notes, consisting of $275 million principal amount of 7.45% Notes due 2002, and $300 million principal amount of 7.65% Notes due 2005.

      (iii) Report on Form 8-K dated August 3, 2000, announcing Compaq's filing with the Securities and Exchange Commission of a Prospectus Supplement, dated August 1, 2000, to the Prospectus, dated June 16, 2000, in connection with the offering of an aggregate of $575,000,000 in principal amount of notes, consisting of two series, with one series due August 1, 2002 for an aggregate principal amount of $275,000,000 and the other series due August 1, 2005 for an aggregate principal amount of $300,000,000.

      (iv) Report on Form 8-K dated July 28, 2000, containing Compaq's news release dated July 27, 2000, announcing the filing with the Securities and Exchange Commission of a Preliminary Prospectus Supplement, dated July 26, 2000, to the Prospectus filed by Compaq on June 16, 2000, in connection with the offering of an aggregate of $500 million in principal amount of notes, consisting of two series, with one series due 2002 and the other series due 2005.

      (v) Report on Form 8-K dated July 25, 2000, containing Compaq's news release dated July 25, 2000, announcing its earnings release for the second quarter of 2000 and attaching the financial discussion document from Compaq's website, supplementing the information in the news release for the second quarter of 2000.

      All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


October 26, 2000                          COMPAQ COMPUTER CORPORATION



                                          /s/   JESSE J. GREENE, Jr.
                                          --------------------------------------
                                          Jesse J. Greene, Jr., Senior Vice
                                          President and Chief Financial Officer
                                          (as authorized officer and as
                                          principal financial officer)