Form 10-K
period 2000-12-31
COMPAQ COMPUTER CORP
filed 2001-02-09
CIK 714154

-----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000      COMMISSION FILE NUMBER 1-9026


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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS              WHICH REGISTERED
          ----------------------------     ------------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 2001 (assuming all officers and directors are affiliates and based on the last sale price on the New York Stock Exchange as of such date) was approximately $40 billion.

      The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of January 31, 2001, was approximately 1.7 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE

      There is incorporated by reference in Part II and Part III of this Annual Report on Form 10-K certain of the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held April 26, 2001, which will be filed by the registrant within 120 days after December 31, 2000.

  -----------------------------------------------------------------------------

                           COMPAQ COMPUTER CORPORATION

                             FORM 10-K ANNUAL REPORT

                       FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS



                                     PART I



Item 1.           Business                                                     3

Item 2.           Properties                                                   8

Item 3.           Legal Proceedings                                            8

Item 4.           Submission of Matters to a Vote of Securities Holders        8



                                     PART II



Item 5.           Market for Registrant's Common Equity and Related
                    Stockholder Matters                                        9

Item 6.           Selected Consolidated Financial Data                        10

Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       11

Item 7a.          Market Risks                                                21

Item 8.           Financial Statements and Supplementary Data                 23

Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures                      23


                                    PART III

Items 10-13.                                                                  51

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K                                                  51

Signatures                                                                    55

PART I

ITEM 1.  BUSINESS

GENERAL

      Founded in 1982, Compaq Computer Corporation ("Compaq") is a leading global provider of enterprise technology and solutions. Compaq designs, develops, manufactures and markets hardware, software, solutions and services, including industry-leading enterprise computing solutions, fault-tolerant business-critical solutions, communication products, and desktop and portable personal computers.

      Compaq products and services are sold in more than 200 countries directly and through a network of authorized Compaq marketing partners. Compaq markets its products and services primarily to customers in the business, home, government and education sectors. Customer support and information about Compaq and its products and services are available at www.compaq.com.

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

      In August 1999, Compaq sold an 81.5 percent equity interest in AltaVista Company (a business acquired in the Digital acquisition), SDC and Zip2 (collectively "AltaVista") to CMGI, Inc. ("CMGI") for CMGI stock valued at $1.8 billion.

      In February 2000, Compaq acquired certain configuration and distribution assets of InaCom Corp. ("Inacom"), a provider of information technology services and products, for approximately $370 million in cash and the assumption of certain related liabilities. This acquisition was accounted for as a purchase. Compaq subsequently established Custom Edge Incorporated (also known as Compaq Direct) as a wholly owned subsidiary to operate the assets acquired from Inacom.

      For further information see Note 3 of the Notes to Consolidated Financial Statements.

COMPAQ GLOBAL BUSINESS GROUPS

      During 2000, Compaq realigned the operations of its Enterprise Solutions and Services segment, which resulted in the formation of two reportable segments: Enterprise Computing and Compaq Global Services. These two segments accounted for 50 percent of consolidated revenue and 86 percent of segment operating income in 2000. Compaq's other two reportable segments, Commercial Personal Computing and Consumer, were unaffected by the realignment. For further information on Compaq's reportable segments, including revenues for the years ended December 31, 2000, 1999 and 1998, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 of the Notes to Consolidated Financial Statements.

COMPAQ PRODUCTS AND SERVICES

      Compaq, a leading global provider of technology and solutions, designs, develops, manufactures and markets products and services that help customers build a competitive advantage and succeed in the emerging Internet-based economy. In 2001, Compaq plans to expand its leadership role with products that address new technologies, reliability, high performance, competitive price points and new markets. Compaq continues to invest in research and development across all its product lines.

ENTERPRISE COMPUTING. Enterprise Computing designs, develops, manufactures and markets advanced computing and telecommunication products, including business-critical servers, industry-standard servers and storage products under such industry-leading brands as Compaq NONSTOP(TM) HIMALAYA(TM) systems, NONSTOP(TM) INTEGRITY(TM) systems, ALPHASERVER(TM) systems, PROLIANT(TM) servers, PROSIGNIA(TM) servers, VAX(TM) systems, NEOSERVERS(TM), TASKSMART(TM) servers, STORAGEWORKS(TM) systems and SANWORKS(TM) solutions. Compaq is the market leader in the industry-standard server market with broad product offerings centered on its Intel-based PROLIANT servers. Enterprise Computing accounted for approximately 34 percent of Compaq's consolidated revenue in 2000.

COMPAQ GLOBAL SERVICES. Compaq Global Services delivers worldwide infrastructure and solution design implementation, management, and support services through Professional and Customer Services. Customer Services offerings include business-critical services and high-availability support for multi-vendor software and hardware products. Professional Services provides information systems consulting, technical and application design services, systems integration and project management services, network design, integration and support services, and outsourcing and resource management services. Compaq provides warranty support to its customers through its own service organization, as well as through full-service resellers and independent service companies. In addition to the support associated with product warranties, Compaq offers a broad range of support services designed to maximize system uptime and optimize system performance. Compaq Global Services accounted for approximately 16 percent of Compaq's consolidated revenue in 2000.

COMMERCIAL PERSONAL COMPUTING ("CPC"). CPC delivers standards-based computing emphasizing Internet access through workstations, desktops, portables, monitors, Internet access devices and life-cycle management products. CPC markets products under such brands as Compaq DESKPRO(TM) desktops and ARMADA(TM) portables for commercial businesses, PROSIGNIA desktops and portables for small and growing businesses, DESKPRO and Professional workstations, AERO(TM) handheld PCs, and Compaq IPAQ(TM) desktops and Pocket PCs. CPC accounted for approximately 31 percent of Compaq's consolidated revenue in 2000.

CONSUMER. Consumer targets home users with Internet-ready desktops and portables, printers and related products, as well as Internet access and e-services. Consumer markets Compaq PRESARIO(TM) desktop and portable products directly to customers and through a network of retailers. Consumer accounted for approximately 18 percent of Compaq's consolidated revenue in 2000.

GEOGRAPHICAL REGIONS

      Compaq operates in more than 200 countries worldwide and derived 55 percent of its revenue from sales outside the United States during 2000. Its business is organized in various geographic regions such as North America; Asia-Pacific; Japan; Latin America; Greater China; and Europe, the Middle East and Africa ("EMEA"). Each geographic region performs sales and marketing activities in its implementation of the respective global business group's performance plans. Over the last three years, approximately 36 percent of Compaq's revenue was derived from EMEA. Most of the balance of the international revenue comes from Japan, other countries in Asia-Pacific and Latin America. For a discussion of risks attendant to Compaq's foreign operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations- "Factors That Could Affect Future Results". Compaq believes that its international diversification provides stability to its worldwide operations and reduces the impact on Compaq of adverse economic changes in any single country.

PRODUCT DEVELOPMENT

      Compaq is actively engaged in the design and development of new products and enhancements to its existing products. During 2000, 1999 and 1998, Compaq spent $1.5 billion, $1.7 billion and $1.4 billion, respectively, on research and development. In addition, Compaq purchased $3.2 billion of in-process technology in connection with its acquisition of Digital in 1998.

      Since information technology develops rapidly, Compaq's continued success is dependent on the timely introduction of new products with competitive prices and features. Compaq's engineering efforts focus on new and emerging technologies, as well as design features that will increase manufacturing efficiency and lower production costs. In 2000, Compaq focused significant attention on technological developments for high performance technical computing, high-availability and failsafe solutions, information technology for life sciences and telecommunications applications, storage technology, integration and configuration optimization, wireless development, and Internet and Intranet technologies.

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

MANUFACTURING AND MATERIALS

      Compaq's manufacturing operations consist of manufacturing finished products and various circuit boards from components and subassemblies that Compaq acquires from a wide range of vendors. Certain of Compaq's products are manufactured by third-party original equipment manufacturers.

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

      In February 2000, Compaq purchased certain configuration and distribution assets of Inacom. These assets augmented Compaq's direct strategy, providing best-in-class complex configuration capabilities along with end-to-end order management and direct fulfillment capacity.

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

      Like other participants in the computer industry, Compaq ordinarily acquires materials and components through a combination of blanket and scheduled purchase orders released to position the supplier to support Compaq's requirements for periods averaging 90 to 120 days. From time to time Compaq has experienced significant price increases and limited availability of certain components that are not available from multiple sources. At times, Compaq has been constrained by parts availability in meeting product orders and future constraints could have an adverse effect on Compaq's operating results. In 2000, Compaq experienced shortages in microprocessors, printed circuit assemblies and capacitors, which constrained production. On occasion, Compaq acquires component inventory in anticipation of supply constraints. A restoration of component availability and resulting decline in component pricing more quickly than anticipated could have an adverse effect on Compaq's operating results.

MARKETING AND DISTRIBUTION

      In response to changing industry practices and customer preferences, Compaq continues to tailor its distribution model to the needs of its customers. Compaq's hardware products are sold primarily direct to large enterprise and government customers, supplemented by dealers, value-added resellers and systems integrators, and to small and medium-sized business and home customers principally through dealers and consumer channels. Compaq also sells hardware products directly through its sales force and to small and medium-sized businesses and home customers in the U.S. through Compaq's Internet Web page at www.compaq.com, and its toll free number, 1-800-AT-COMPAQ, as well as through its mail order business that features a variety of personal computers, printers and software products.

FINANCIAL SERVICES

      Compaq Financial Services Corporation ("CFS") provides customers with flexible, Compaq-branded financing to fund their technology investments. Headquartered in New Jersey, CFS currently operates in 39 countries and offers financing programs that support Compaq's worldwide sales. CFS provides customized enterprise financing solutions that encompass computers, networks and technology upgrades, as well as asset tracking and disposal services for large and multinational business customers. CFS also delivers an array of offerings geared to small and medium-sized businesses, along with other offerings that serve the consumer, educational and governmental marketplaces.

PATENTS, TRADEMARKS AND LICENSES

      Compaq and its subsidiaries held over 3,500 patents and had over 1,800 patent applications pending with the U.S. Patent and Trademark Office at the close of 2000, as well as related international patents and patent applications. In addition, Compaq, through its subsidiary, Compaq Information Technologies Group, L.P., holds certain registered trademarks in the U.S. and in a number of foreign countries. Compaq believes that patent and trademark protection plays an important part in its business and complements the technological expertise, innovative talent and marketing abilities of its employees.

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

Should Compaq's retail business expand relative to its other businesses, Compaq could experience an increase in the seasonality of its business and its financial results could become more dependent on retail business fluctuations.

CUSTOMERS

      Compaq distributes products primarily through third-party resellers and as a result, maintains individually significant accounts receivable balances from various major resellers. If the financial condition and operations of these resellers deteriorate, Compaq's operating results could be adversely affected. One such reseller, Ingram Micro, Inc., accounted for approximately 14 percent of consolidated revenue in 2000 and 11 percent of accounts receivable as of December 31, 2000, predominately in the Commercial Personal Computing segment. In 1999, Ingram Micro accounted for approximately 11 percent of consolidated revenue and 8 percent of accounts receivable at December 31, 1999. During these periods, no other customer of Compaq accounted for 10 percent or more of consolidated revenue. In 2000, Compaq's two largest resellers represented approximately 21 percent of consolidated revenue and 15 percent of accounts receivable at December 31, 2000. In 1999, Compaq's four largest resellers represented approximately 22 percent of consolidated revenue and 12 percent of accounts receivable at December 31, 1999. Compaq generally has experienced longer accounts receivable cycles in its emerging markets, in particular Asia-Pacific and Latin America, when compared to its U.S. and European markets. In the event that accounts receivable cycles in these developing markets lengthen further or one or more of Compaq's larger resellers in these regions fails, Compaq's operating results could be adversely affected.

BACKLOG

      Compaq's resellers typically purchase products on an as-needed basis and resellers frequently change delivery schedules and order rates depending on market conditions. Unfilled orders can be, and often are, canceled at will and without penalties. Compaq believes that backlog is not a meaningful indicator of future business prospects due to the large volume of products delivered from shelf inventories and the shortening of product life cycles. Therefore, Compaq believes that backlog information is not material to an understanding of its business.

COMPETITION

      The computer industry is intensely competitive with many U.S. and international companies vying for market share. The market continues to be characterized by rapid technological advances in both hardware and software developments that have substantially increased the capabilities and applications of information management products and have resulted in the frequent introduction of new products. Because of the complexity of computer systems and business and because of reliance upon the interaction of a variety of hardware and software products, customers increasingly look for a broad range of product and service offerings from a single vendor who takes overall responsibility for the interoperability of the system. The principal elements of competition are distribution capability, product performance, product quality and reliability, service and support, price, marketing and corporate reputation. Compaq believes that its products and services compete favorably based on each of these elements. Compaq, however, could be adversely affected if its competitors introduce innovative products, offer a more attractive combination of products and services, or offer their products at significantly lower prices than Compaq. Compaq's results could also be adversely affected should it be unable to effectively implement its technological and marketing alliances with other companies, such as Microsoft, Intel, America Online, Novell, Oracle and SAP, among others; and to manage the competitive risks associated with these relationships.

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

      Compaq is continuing to incur costs in connection with the investigation and remediation of certain properties that it acquired in the business combinations of Tandem Computers Incorporated and Digital. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as "Superfund"), Compaq is sharing in the cost of cleaning up certain sites listed on the Federal National Priorities List of Superfund Sites. Compliance with laws enacted for protection of the environment to date has had no material effect upon Compaq's capital expenditures, earnings or competitive position. Compaq does not anticipate any material adverse effects in the future based on the nature of its operations and the purpose of environmental laws and regulations. However, environmental cleanup periods are protracted in length and environmental costs in future periods are subject to changes in environmental remediation regulations, therefore, there can be no assurance that such laws or future laws will not have a material adverse effect on Compaq.

EMPLOYEES

      At December 31, 2000, Compaq had approximately 70,100 full-time regular employees and approximately 24,500 temporary and contract workers engaged in manufacturing operations, engineering, research and development, marketing, sales, service and administrative activities. Compaq believes that its ability to attract and appropriately retain skilled personnel is critical to its success. Accordingly, Compaq has developed competitive human resources policies consistent with its business plan.

ITEM 2.  PROPERTIES

      Compaq's principal administrative facilities are located on the 1,000-acre Compaq Campus in Houston, Texas. Compaq owns or leases administrative, sales, service, research and development, warehouse, and manufacturing facilities in over 500 cities in 58 countries worldwide. Compaq's principal international manufacturing facilities are in Scotland and Brazil, and its principal domestic manufacturing facilities are in California and Texas. Compaq owns and leases customer service call centers worldwide, the largest of which are in Massachusetts, Georgia, Texas and Ireland.

      Compaq's real estate portfolio consisted of approximately 27 million and 28 million square feet of building space worldwide at December 31, 2000 and 1999, respectively. Compaq's facilities are used for current operations of all segments and suitable additional space is available to accommodate expansion needs.

ITEM 3.  LEGAL PROCEEDINGS

      Information regarding legal proceedings is set forth in Note 13 of the Notes to Consolidated Financial Statements under the subheading "Litigation" which information is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      MARKET FOR COMMON STOCK. Compaq's common stock is listed on the New York Stock Exchange and trades under the symbol CPQ. As of January 31, 2001, Compaq had approximately 91,000 stockholders of record. The reported high and low closing stock prices, as reported on the NYSE Composite Transaction Tape, were as follows:

                                   2000                         1999
-------------------------------------------------------------------------------
                             High         Low             High         Low
                         -------------------------     ------------------------

1st Quarter                $ 33.00     $ 24.69           $ 49.25     $ 30.13
2nd Quarter                  30.25       24.50             31.56       21.19
3rd Quarter                  34.63       25.00             28.00       22.25
4th Quarter                  31.42       14.70             28.75       18.69

      DIVIDENDS, DIVIDEND REINVESTMENT AND DIRECT STOCK PURCHASE PLAN. Compaq paid quarterly dividends of $0.025 during 2000 and in the fourth quarter 1999 and $0.02 per share for the first three quarters of 1999. Compaq anticipates that the cash dividend will continue to be paid on a quarterly basis. Compaq has established a dividend reinvestment plan through which stockholders may reinvest their dividends in Compaq common stock. Compaq also has a direct stock purchase plan through which Compaq stock may be purchased directly from the company. Information about both plans is available at WWW.COMPAQ.COM/CORPORATE/IR/SI/IRSI.HTML.

      RECENT ISSUANCES OF UNREGISTERED SECURITIES.  None.

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

Year ended December 31 (In millions, except per share amounts)             2000         1999        1998(1)       1997        1996
                                                                         --------     --------     --------     --------    --------
STATEMENT OF INCOME
Revenue:
    Products ........................................................    $ 35,667     $ 31,902     $ 27,372     $ 24,122    $ 19,611
    Services ........................................................       6,716        6,623        3,797          462         398
                                                                         --------     --------     --------     --------    --------
         Total revenue ..............................................      42,383       38,525       31,169       24,584      20,009
                                                                         --------     --------     --------     --------    --------
Cost of sales:
    Products ........................................................      27,624       25,263       21,383       17,500      14,565
    Services ........................................................       4,793        4,535        2,597          333         290
                                                                         --------     --------     --------     --------    --------
         Total cost of sales ........................................      32,417       29,798       23,980       17,833      14,855
                                                                         --------     --------     --------     --------    --------
Selling, general and administrative expense .........................       6,044        6,341        4,978        2,947       2,507
Research and development ............................................       1,469        1,660        1,353          817         695
Restructuring and related activities(2) .............................         (86)         868          393         --            52
Purchased in-process technology(3) ..................................        --           --          3,196          208        --
Other (income) expense, net(4) ......................................       1,664       (1,076)         (69)          21          17
                                                                         --------     --------     --------     --------    --------
                                                                            9,091        7,793        9,851        3,993       3,271
                                                                         --------     --------     --------     --------    --------
Income (loss) before income taxes ...................................         875          934       (2,662)       2,758       1,883
Provision for income taxes ..........................................         280          365           81          903         565
                                                                         --------     --------     --------     --------    --------
Income (loss) before cumulative effect of
  accounting change..................................................         595          569       (2,743)       1,855       1,318
Cumulative effect of accounting change, net of tax(5) ...............         (26)        --           --           --          --
                                                                         --------     --------     --------     --------    --------
Net income (loss) ...................................................    $    569     $    569     $ (2,743)    $  1,855    $  1,318
                                                                         ========     ========     ========     ========    ========
Earnings (loss) per common share:
Basic:
   Before cumulative effect of accounting change ....................    $   0.35     $   0.35     $  (1.71)    $   1.23    $   0.90
   Cumulative effect of accounting change, net of tax ...............       (0.02)        --           --           --          --
                                                                         --------     --------     --------     --------    --------
                                                                         $   0.33     $   0.35     $  (1.71)    $   1.23    $   0.90
                                                                         ========     ========     ========     ========    ========
Diluted:
   Before cumulative effect of accounting change ....................    $   0.34     $   0.34     $  (1.71)    $   1.19    $   0.87
   Cumulative effect of accounting change, net of tax ...............       (0.01)        --           --           --          --
                                                                         --------     --------     --------     --------    --------
                                                                         $   0.33     $   0.34     $  (1.71)    $   1.19    $   0.87
                                                                         ========     ========     ========     ========    ========
Shares used in computing earnings (loss) per common share:
    Basic ...........................................................       1,702        1,693        1,608        1,505       1,472
    Diluted .........................................................       1,742        1,735        1,608        1,564       1,516

Cash dividends per common share .....................................    $   0.10     $  0.085     $  0.065     $  0.015    $   --
FINANCIAL POSITION
Current assets ......................................................    $ 15,111     $ 13,849     $ 15,167     $ 12,017    $ 10,089
Total assets ........................................................      24,856       27,277       23,051       14,631      12,331
Current liabilities .................................................      11,549       11,838       10,733        5,202       4,741
Long-term obligations(6) ............................................         575         --            422         --           300
Stockholders' equity ................................................      12,080       14,834       11,351        9,429       7,290

(1)   1998 results reflect the acquisition of Digital in June 1998.

(2) Represents an $86 million release of restructuring reserves in 2000; an $868 million charge for restructuring and related charges in 1999; a $393 million charge for restructuring and asset impairments in 1998 in connection with the Digital acquisition and the closing of certain Compaq facilities; and a $52 million charge related to restructuring actions taken by Tandem during 1996.

(3) Represents non-recurring, non-tax-deductible charges associated with purchased in-process technology of $3.2 billion in connection with the Digital acquisition in 1998, and $208 million in connection with acquisitions in 1997.

(4) Includes a $1.8 billion charge for impairment of investments in 2000 and a $1.2 billion gain on the sale of an 81.5 percent interest in AltaVista in 1999.

(5) Effective January 1, 2000, Compaq adopted Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, as amended.

(6) Includes $422 million of minority interest acquired in 1998 related to Digital preferred stock which was redeemed in April 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Founded in 1982, Compaq Computer Corporation ("Compaq") is a leading global provider of enterprise technology and solutions. Compaq designs, develops, manufactures and markets hardware, software, solutions and services, including industry-leading enterprise computing solutions, fault-tolerant business-critical solutions, communciation products, and desktop and portable personal computers that are sold in more than 200 countries.

      The following discussion should be read in conjunction with the consolidated financial statements. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

RESULTS OF OPERATIONS

      Compaq completed the acquisitions of Digital Equipment Corporation ("Digital"), Shopping.Com ("SDC") and Zip2 Corp. ("Zip2") and purchased certain assets and liabilities of InaCom Corp. ("Inacom") in June 1998, February 1999, April 1999 and February 2000, respectively. These transactions were accounted for as purchases. In August 1999, Compaq sold a majority interest in SDC, Zip2 and the AltaVista Company, a business acquired in the Digital acquisition (collectively "AltaVista") to CMGI, Inc. ("CMGI"). Accordingly, Compaq's consolidated financial statements include the results of operations from the respective dates of acquisition through divestiture or December 31, 2000, as applicable.

      During 2000, Compaq realigned the operations of its Enterprise Solutions and Services segment, which resulted in the formation of two reportable segments: Enterprise Computing and Compaq Global Services. These two segments accounted for 50 percent of consolidated revenue and 86 percent of segment operating income in 2000. Compaq's other two reportable segments, Commercial Personal Computing and Consumer, were unaffected by the realignment. Enterprise Computing designs, develops, manufactures and markets advanced computing and telecommunication products, including business-critical servers, industry-standard servers and storage products. Compaq Global Services delivers worldwide infrastructure and solution design implementation, management, and support services through Professional and Customer Services. Commercial Personal Computing delivers standards-based computing emphasizing Internet access through workstations, desktops, portables, monitors, Internet access devices and life-cycle management products. The Consumer segment targets home users with Internet-ready desktops and portables, printers and related products, as well as Internet access and e-services. Financial data for prior periods has been restated to conform to the current presentation.

      Summary financial data by business segment follows:

(In millions)                                 2000         1999          1998
                                            --------     --------      --------
ENTERPRISE COMPUTING
        Revenue .......................     $ 14,316     $ 12,974      $ 10,498
        Operating income ..............        2,140        1,201           948
COMPAQ GLOBAL SERVICES
        Revenue .......................        6,993        7,162         3,990
        Operating income ..............          944        1,148           776
COMMERCIAL PERSONAL COMPUTING
        Revenue .......................       13,136       12,185        11,846
        Operating income (loss) .......          289         (448)          (46)
CONSUMER
        Revenue .......................        7,586        5,994         4,932
        Operating income ..............          170          262           183
OTHER
        Revenue .......................          352          210           (97)
        Operating income (loss) .......           27         (281)         (115)
CONSOLIDATED SEGMENT TOTALS
        Revenue .......................     $ 42,383     $ 38,525      $ 31,169
        Operating income ..............     $  3,570     $  1,882      $  1,746

      A reconciliation of Compaq's consolidated segment operating income to consolidated income (loss) before income taxes follows:

Year ended December 31 (In millions)                2000      1999       1998
                                                  -------    -------    -------
Consolidated segment operating income .........   $ 3,570    $ 1,882    $ 1,746
Corporate and unallocated shared expenses .....    (1,117)    (1,156)      (888)
Restructuring and related activities ..........        86       (868)      (393)
Purchased in-process technology ...............      --         --       (3,196)
Other income (expense), net ...................    (1,664)     1,076         69
                                                  -------    -------    -------
Income (loss) before income taxes .............   $   875    $   934    $(2,662)
                                                  =======    =======    =======

OVERVIEW

      Compaq reported 2000 consolidated revenue of $42.4 billion, an increase of $3.9 billion, or 10 percent, compared with the prior year. Strong growth in Consumer, Enterprise Computing and Commercial Personal Computing drove higher revenue. Consolidated revenue in 1999 increased $7.4 billion, or 24 percent, compared with 1998 primarily due to higher revenues from Compaq Global Services, Enterprise Computing and Consumer. Revenue in 1998 reflects the acquisition of Digital from June 1998 through the remainder of the year while 1999 and 2000 revenue reflects Digital amounts for the entire year.

      Consolidated gross margin of $10.0 billion (23.5 percent of revenue) in 2000 improved 0.9 percentage points compared with the prior year reflecting Compaq's strategy to drive profitable growth. Stronger margins in Commercial Personal Computing and Enterprise Computing led to the overall improvement in gross margin. Consolidated gross margin declined 0.4 percentage points in 1999 compared to 1998, primarily due to lower margins in Commercial Personal Computing.

      Consolidated operating expense was $7.5 billion in 2000, a decline of $488 million, or 6.1 percent, compared with 1999. As a percentage of revenue, operating expense declined significantly to 17.7 percent from 20.8 percent in the prior year due to solid execution of spending discipline. Operating expense increased $1.7 billion, or 26 percent, in 1999 compared with 1998 primarily as a result of the Digital acquisition.

      The effective tax rate was 32 percent for the year ended December 31, 2000 compared with 39.1 percent for 1999. The higher effective tax rate in 1999 was primarily due to the gain on sale of businesses and restructuring and related charges.

      Consolidated net income of $569 million was unchanged from the prior year. Earnings per diluted common share were $0.33 for the year ended December 31, 2000 compared to $0.34 in 1999. Consolidated net income included a $1.1 billion, net of tax, impairment charge for certain equity investments in 2000, while 1999 consolidated net income included a $670 million, net of tax, gain on sale of a business and a $600 million, net of tax, charge for restructuring and related activities. The consolidated net loss of $2.7 billion in 1998 included a one-time charge for purchased in-process technology of $3.2 billion related to the acquisition of Digital.

      Effective January 1, 2000, Compaq adopted Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, as amended ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. Compaq's adoption of SAB 101 resulted in a change in the method of accounting for certain product shipments. The cumulative effect of this change was $38 million ($26 million, net of tax). This accounting change did not have a material effect on revenue or quarterly earnings during 2000. Compaq has restated its results for the first three quarters of the year ended December 31, 2000, as reflected in the Selected Quarterly Financial Data on page 50.

ENTERPRISE COMPUTING

      Enterprise Computing revenue increased $1.3 billion, or 10 percent, in 2000 compared with the prior year and represented 34 percent of consolidated revenue. In 1999, revenue from this segment increased $2.5 billion, or 24 percent, compared with 1998. Enterprise Computing revenue consisted of the following:

Year ended December 31 (In millions)              2000        1999        1998
                                                --------    --------    --------
Industry Standard Servers(1) ...............    $  5,847    $  4,604    $  4,529
Storage Products ...........................       5,240       5,066       3,444
Business Critical Servers(1) ...............       3,226       3,225       2,334
Other ......................................           3          79         191
                                                --------    --------    --------
                                                $ 14,316    $ 12,974    $ 10,498
                                                ========    ========    ========

      Industry Standard Servers revenue grew 27 percent during 2000 compared with the prior year. Revenue benefited from higher average unit prices, which were aided by mid-year component shortages and a richer server mix. Demand was strong across all regions as both corporate and Internet service provider customers continued to build out their data centers. Revenue growth was strongest in the Compaq PROLIANT(TM) dense rack-optimized server line as an increasing number of customers valued the simplicity and space-saving economies provided by dense servers. Also, higher-end server revenue was strong with solid sales in industry-leading 4-way and 8-way servers. In 1999, Industry Standard Servers revenue benefited from a higher market share in North America compared with 1998.

      Storage Products revenue increased 3 percent during the year. Strong growth in enterprise storage, which consisted of external storage, software and high-end tape, was offset by lower attached storage. Enterprise storage growth was driven by solid sales in software and strong acceptance of Compaq's Enterprise Network Storage Architecture solutions. Revenue benefited from an increase in overall storage capacity shipped of 67 percent to 70,000 terabytes during the year, partially offset by

------------
(1) Compaq ALPHASERVER(TM) and PROLIANT(TM) systems product revenue does not include attached and enterprise storage, which is captured in Storage Products.

aggressive price declines per unit of capacity. Storage Products revenue growth in 1999 resulted primarily from the Digital acquisition.

      Business Critical Servers revenue was essentially unchanged in 2000 compared with the prior year due to product transition to the Compaq ALPHA(TM) GS Series and related component shortages which have since been resolved. The increase in Business Critical Servers revenue in 1999 was primarily due to the acquisition of Digital.

      Enterprise Computing operating income increased $939 million, or 78 percent, in 2000 compared with the prior year due to strong revenue growth and higher gross margins, as well as lower operating expenses. Margins improved due to a mix shift toward the high-end and increased enterprise storage. Strong demand for industry standard servers drove higher average unit prices. Operating expense declined in whole dollars and as a percentage of revenue in the Enterprise Computing segment due to a continued focus on cost control and expense reduction. Operating income improved in 1999 compared with 1998 due to stronger performance in Storage Products, a decline in operating expense as a percentage of revenue and a full year of Digital business.

COMPAQ GLOBAL SERVICES

      Compaq Global Services revenue decreased $169 million, or 2 percent, in 2000 compared with the prior year and represented 16 percent of consolidated revenue. Compaq Global Services revenue consisted of the following:

Year ended December 31 (In millions)              2000        1999        1998
                                                --------    --------    --------
Customer Services(2) .......................    $  4,336    $  4,356    $  2,462
Professional Services(2) ...................       2,657       2,806       1,528
                                                --------    --------    --------
                                                $  6,993    $  7,162    $  3,990
                                                ========    ========    ========

      Adjusted for the effects of currency, Compaq Global Services revenue increased 3 percent. The decline in Compaq Global Services revenue during the year was primarily a result of lower Professional Services revenue. Adjusted for the effects of currency, Professional Services revenue was essentially unchanged. Compaq has narrowed its focus for Professional Services to target areas of opportunity that are consistent with its Internet-related service strategy and continues to realign its workforce to support growth plans. Customer Services revenue grew 5 percent adjusted for the effects of currency, in line with the market. Such growth was aided by strong attachment of services with product sales and continued penetration of business-critical services. Compaq Global Service revenue increased $3.2 billion, or 79 percent, in 1999 compared with 1998, benefiting from a full year of the Digital business acquired in June 1998. Customer Services benefited from significant growth in Asia-Pacific, Latin America and Greater China, reflecting recovery from Asian and Latin American economic crises. Revenue also improved as a result of growth in software support and business-critical services. Outsourcing business and e-business strengths favorably impacted Professional Services revenue.

      Compaq Global Services operating income declined $204 million, or 18 percent, in 2000 compared with the prior year. Given the substantial portion of international business within Compaq Global Services, currency declines significantly impacted operating income during 2000. While profitability in the Customer Services business remains strong, Professional Services operating results were lower primarily due to workforce rebalancing and reskilling. Operating expense increased primarily due to investment in direct sales capability. Operating income was higher in 1999 compared with 1998 primarily due to a full year of Digital business.

------------
(2) Compaq Global Services revenue includes revenue from the sale of products made in connection with providing solutions and services to customers.

COMMERCIAL PERSONAL COMPUTING

      Commercial Personal Computing revenue increased $951 million, or 8 percent, in 2000 compared with the prior year and represented 31 percent of consolidated revenue. Revenue grew across all regions, benefiting from higher unit sales of portables and Compaq IPAQ(TM) products, offset in part by lower unit sales of desktops. In 1999, Commercial Personal Computing revenue increased $339 million, or 3 percent, compared with 1998. Overall unit sales growth in 1999 was partially offset by declining average unit prices, which were lower due to competitive pricing and a shift in product mix. Demand for portable products shifted from higher-end mobility and power to lower cost during 1999.

      Compaq completed the purchase of key assets from Inacom during the first quarter of 2000 and subsequently established Custom Edge Incorporated as a wholly owned subsidiary (also known as Compaq Direct). This purchase adds custom configuration capabilities and direct fulfillment logistics that enable Compaq to better meet customer needs in North America.

      Commercial Personal Computing operating income increased $737 million, from a loss of $448 million in 1999 to income of $289 million in 2000. Operating results strengthened dramatically due to continued improvement in the business model, including integration of Compaq Direct's fulfillment capacity, and successful reduction of operating costs. Profitability also benefited from a favorable shift in product mix to higher margin portables and supply chain efficiencies. Operating expense declined due to persistent focus on streamlining processes and increasing efficiencies. Commercial Personal Computing operating loss increased $402 million in 1999 as compared with 1998 due primarily to lower gross margins which resulted from average unit prices falling faster than costs. Costs for processors, memory and hard drives for desktops and portables declined during the year. Gross margin also suffered from aggressive competitive bidding. Operating expenses declined slightly in 1999 as a percentage of revenue due to an increased focus on sales and marketing spending as well as support costs.

CONSUMER

      Consumer revenue increased $1.6 billion, or 27 percent, in 2000 compared with the prior year and accounted for 18 percent of consolidated revenue. Consumer revenue benefited from strong international sales growth, particularly in Asia-Pacific and Latin America. Higher unit sales of desktops and portables also contributed to revenue growth. The Consumer segment continues to hold the number one worldwide consumer PC market share position (according to International Data Corporation). The "beyond the box" business, which includes Internet access, Internet traffic, printers, software, financing and warranty upgrades, increased 86 percent compared with the prior year. Consumer revenue increased $1.1 billion, or 22 percent, in 1999 compared with 1998. Revenue benefited from high unit growth driven by strong consumer demand, partially offset by a decline in average unit prices. Component costs continued to decline, which allowed Compaq to reach lower price points, thus spurring consumer demand. An increase in international sales also drove total revenue higher, particularly in Latin America and Asia-Pacific. Higher revenue from Internet access and traffic benefited the Consumer segment in 1999.

      Consumer operating income declined $92 million, or 35 percent, in 2000 compared with the prior year. The decline in operating income was primarily due to a downturn in the U.S. consumer PC market that occurred late in the fourth quarter of 2000. Higher component costs also contributed to lower operating income. Operating expenses were relatively unchanged as a percentage of revenue. Consumer operating income increased $79 million, or 43 percent, in 1999 compared with 1998. The increase in operating income was attributable to higher revenue, which resulted in higher gross margin in absolute dollars, and slightly lower operating expenses as a percentage of revenue.

CORPORATE AND UNALLOCATED SHARED EXPENSES

      The results of the business segments exclude separately managed corporate and unallocated shared expenses, which consisted primarily of general and administrative costs as well as other items not controlled by the business segments. Corporate and unallocated shared expenses declined from $1.2 billion in 1999 to $1.1 billion in 2000. Corporate and unallocated shared expenses increased $268 million in 1999 due to higher information management, acquisition integration and other general shared costs.

RESTRUCTURING AND RELATED ACTIVITIES

      During 2000, Compaq substantially completed all of the actions contemplated under the 1998 and 1999 restructuring plans. In December 2000, Compaq reversed excess reserves of $86 million for employee separations, facility closure costs and other costs related to the 1999 plan. Accrued costs under both plans at December 31, 2000 included amounts for actions that have already been taken, but for which expenditures have not yet been made.

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

      An analysis of the accrued costs and amounts charged against the provision follows:

                                                                                                       EXPENDITURES
                                                          BEGINNING                    DECEMBER 31,         AND         DECEMBER 31,
(In millions)                                              ACCRUAL     EXPENDITURES       1999          ADJUSTMENTS         2000
                                                          ---------    ------------    ------------    -------------    ------------
1999 PLAN
Employee separations ..................................   $     491    $        (68)   $        423    $        (321)   $        102
Facility closure costs ................................          96            --                96              (50)             46
Contract cancellation and other exit costs ............         200            (167)             33              (28)              5
                                                          ---------    ------------    ------------    -------------    ------------
                                                          $     787    $       (235)   $        552    $        (399)   $        153
                                                          ---------    ------------    ------------    -------------    ------------
1998 PLAN
Employee separations ..................................   $   1,131    $       (962)   $        169    $        (106)   $         63
Facility closure costs ................................         414            (184)            230             (124)            106
Relocation ............................................          99             (65)             34              (18)             16
Other exit costs ......................................         100             (83)             17              (12)              5
                                                          ---------    ------------    ------------    -------------    ------------
                                                          $   1,744    $     (1,294)   $        450    $        (260)   $        190
                                                          ---------    ------------    ------------    -------------    ------------
                                                          $   2,531    $     (1,529)   $      1,002    $        (659)   $        343
                                                          =========    ============    ============    =============    ============

      Employee separations related to the 1998 and 1999 restructuring plans were 1,100 and 4,900, respectively, during 2000. Total employee separations related to the 1998 and 1999 restructuring plans were 23,400 as of December 31, 2000.

OTHER INCOME AND EXPENSE

      Other income and expense changed from income of $1.1 billion in 1999 to a $1.7 billion expense in 2000, primarily due to a gain on sale of businesses recorded in 1999 and an investment impairment charge recorded in 2000. In August 1999, Compaq sold an 81.5 percent equity interest in AltaVista for approximately 38 million CMGI common shares, CMGI preferred shares convertible into 3.6 million CMGI common shares and a $220 million three-year note receivable. Total consideration received from CMGI was valued at $1.8 billion. After adjusting for the net assets sold and for the expenses associated with the divestiture, Compaq realized a gain of approximately $1.2 billion ($670 million, net of tax). Compaq recorded a $1.8 billion ($1.1 billion, net of tax) impairment charge during 2000 for certain equity investments, principally Compaq's CMGI investment, that were judged to have experienced an other than temporary decline in value. Excluding the investment impairment charge noted above, net investment income was $188 million ($122 million, net of tax) in 2000 compared with $67 million ($44 million, net of tax) in 1999.

PURCHASED IN-PROCESS TECHNOLOGY

      As previously reported, upon consummation of the Digital acquisition in June 1998, Compaq expensed approximately $3.2 billion of purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present values. If these projects are not successfully developed, Compaq's revenue and profitability may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Compaq is continually monitoring its development projects and as expected in the normal course of product development, certain projects have experienced delays and other projects are being evaluated due to changes in strategic direction and market conditions.

LIQUIDITY AND CAPITAL RESOURCES

      Compaq's cash and cash equivalents decreased to $2.6 billion at December 31, 2000, from $2.7 billion at December 31, 1999. The decrease resulted primarily from $1.2 billion used in investing activities, offset in part by $565 million and $298 million provided by operating activities and financing activities, respectively.

      Net cash of $565 million provided by operating activities consisted primarily of net income adjusted for non-cash items of $3.1 billion, offset by $3.0 billion used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from an increase in receivables and other assets as well as cash payments for restructuring activities, partially offset by an increase in other current liabilities. Days sales outstanding were 53 days and 52 days for 2000 and 1999, respectively. From time to time, Compaq may sell accounts receivable when it is economically beneficial. Accounts receivable sold were $328 million and $238 million at December 31, 2000 and 1999, respectively. Inventory turns were 14.4 and 14.8 in 2000 and 1999, respectively.

      Net cash of $1.2 billion used in investing activities resulted primarily from the following items. Compaq paid cash of $370 million for the acquisition of Inacom. Compaq also used cash of $1.1 billion for capital expenditures, net of disposals. Cash of $364 million was used in other investing activities. These items were partially offset by a $636 million decrease in short-term investments.

      Cash provided by financing activities of $298 million consisted primarily of increases in long-term debt and short-term borrowings of $575 million and $258 million, respectively, partially offset by common stock transactions of $365 million and dividends paid to stockholders of $170 million.

      Estimated future uses of cash in 2001 include capital expenditures for land, buildings and equipment of approximately $1.0 billion, purchases of equipment to be leased to third parties of approximately $475 million and approximately $630 million for the repurchase of Compaq common shares.

      Compaq also plans to use available liquidity to develop the purchased in-process technology related to the Digital acquisition into commercially viable products. At December 31, 2000, the estimated costs to be incurred to develop the purchased in-process technology into commercially viable products totaled approximately $1.4 billion in the aggregate through the year 2004 ($430 million in 2001, $420 million in 2002, $380 million in 2003 and $200 million in
2004).

      Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq has a $2.2 billion revolving credit facility that expires in September 2001 and a $3.0 billion revolving credit facility that expires in October 2002. The facilities bear interest at LIBOR plus 0.625 percent and LIBOR plus 0.325 percent, respectively. Both of these facilities were unused at December 31, 2000 and 1999. Compaq also operates two short-term commercial paper programs: a $1.5 billion program in the name of Compaq Computer Corporation and a $1.0 billion program in the name of Compaq Financial Services Corporation ("CFS"). Both programs are supported by the $3.0 billion credit facility. Outstanding commercial paper reduces available borrowings under this credit facility. At December 31, 2000, Compaq had $418 million and $218 million in commercial paper outstanding under the Compaq and CFS programs, respectively, with a weighted average interest rate of 7.5 percent. The carrying amounts of the borrowings under the commercial paper programs approximate their fair value. Additionally, Compaq maintains various uncommitted lines of credit, which totaled approximately $275 million at December 31, 2000. There were no outstanding borrowings against these lines at December 31, 2000 and 1999. Compaq believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon its needs and market conditions.

      Compaq filed a $2.0 billion shelf registration statement for debt securities with the Securities and Exchange Commission during the second quarter of 2000. In August 2000, Compaq placed under the registration statement $300 million of unsecured 7.65 percent notes that mature on August 1, 2005, and $275 million of unsecured 7.45 percent notes that mature on August 1, 2002 (collectively, the "Notes"), unless previously redeemed. Interest will be paid on the Notes on February 1 and August 1 of each year, beginning on February 1, 2001. The fair value of the Notes approximates carrying value. The financing is for general corporate purposes (including investments in CFS and other subsidiaries), capital expenditures, and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes). Compaq has the capacity to issue an additional $1.4 billion of debt securities under the shelf registration statement.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      Compaq participates in a highly volatile industry that is characterized by intense industry-wide competition. Industry participants confront aggressive pricing practices by competitors, continually changing customer demand patterns and rapid technological developments. The following cautionary statements discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this Annual Report.

      COMPONENT SHORTAGES COULD CURTAIL PRODUCTION. From time to time, supply for key components in Compaq's products lags behind worldwide demand. In the event that supply of a key material component is delayed or curtailed, Compaq's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Compaq attempts to mitigate the risks of component shortages by working closely with key suppliers on product plans, coordinated product introductions, purchases on the spot market and selected strategic purchases.

      DELAYS IN IMPLEMENTATION OF CHANGES IN DELIVERY MODELS COULD NEGATIVELY AFFECT FINANCIAL RESULTS. Compaq sells directly to end users in all market sectors, but the largest proportion of direct sales is in large enterprise accounts. Products in Commercial Personal Computing are sold primarily through third-party resellers while products in Consumer are sold principally through retail outlets. As compared to Compaq, many Compaq competitors sell a higher percentage of their personal computer products directly to end user customers. Direct sales may afford such competitors an advantage that will allow them to price products lower than Compaq's products are priced or to compete on terms of service that Compaq cannot match. Compaq has established a variety of programs designed to achieve similar operational capabilities by simplifying its product-set and pricing model, re-engineering the channel delivery model and more rapidly expanding e-commerce capabilities for large, medium and small businesses.

      COMPETITIVE ENVIRONMENT PLACES PRESSURE ON REVENUE, GROSS MARGINS AND MARKET SHARE. Competition remains intense in the information technology industry with a large number of competitors vying for customers and market share, domestically and internationally. Competition creates an aggressive pricing environment, which continues to put pressure on revenue, gross margins and market share, which is particularly acute during market slowdowns.

      UNANTICIPATED DELAYS IN PRODUCT SCHEDULES COULD AFFECT PRODUCT DEMAND. The process of developing new high-technology products and services is complex and often uncertain. Successful product transitions and deployment of new products requires accurate predictions of the product development schedule as well as volumes, product mix, customer demand and configuration. Compaq may also anticipate demand and perceived market acceptance that differs from the product's realizable customer demand and revenue stream. Further, in the face of intense competition in the industry, any delay in a new product rollout could decrease any advantage Compaq may have to be the first to market. A failure on the part of Compaq to carry out a product rollout in the time frame anticipated and in the quantities appropriately matching current customer demand could directly affect the future demand for the product and the profitability of Compaq's operations.

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

      CHANGES IN THE SERVICES BUSINESS COULD ADVERSELY AFFECT EARNINGS. Compaq's Global Services business has traditionally provided services that included the design and implementation of high-end proprietary systems. If the trend for design and implementation of systems continues to move from proprietary environments to industry standard products, Compaq will need to continue and accelerate retraining its services personnel to compete in the new environment. There can be no assurance that Compaq will be able to successfully continue training, attracting and retaining the necessary personnel to achieve this transition as Compaq adapts its service practices to changing conditions.

      COMPETITION FOR TALENTED EMPLOYEES COULD HAMPER BUSINESS OPERATIONS. Compaq, like all technology companies, must compete for talented employees in a market where the demand for such individuals exceeds the number of qualified candidates. As a result, Compaq's human resources organization focuses significant efforts on attracting and retaining individuals in key technology positions internationally. These efforts have generated positive results in terms of both reducing attrition rates and filling openings created by prior employee losses. Declining stock market prices, however, make retention more difficult as prior equity grants contain less value and key employees pursue equity opportunities elsewhere. Should Compaq experience a substantial loss of talent or an inability to attract talent for key openings, particularly in critical markets, the resulting talent gaps could impact Compaq's ability to meet its business objectives.

       CREDIT RISKS COULD INCREASE IF FINANCIAL CONDITION OF RESELLERS OR EQUIPMENT LESSEES ERODES. Much of Compaq's revenue results from selling products through distributors and resellers. Compaq continually monitors and manages the credit it extends to distributors and resellers and attempts to limit credit risks by utilizing risk transfer arrangements and obtaining security interests. The industry's trend from indirect sales models to direct sales models may reduce the market opportunities for the number of distributors or resellers in the market. Compaq's business could be adversely affected in the event that the financial condition of its distributors and resellers erodes. Upon the financial failure of a distributor or reseller, Compaq could experience disruptions in distribution as well as a loss associated with the unsecured portion of any outstanding accounts receivable. Additionally, through its wholly owned subsidiary, CFS, Compaq provides information technology leasing and financing solutions to customers. As a consequence, Compaq is exposed to the risk that lessees will be unable to make required lease payments and to the risk that leased equipment will be worth less upon its return to Compaq than was estimated at lease inception. While Compaq believes that its allowances for credit losses are adequate and that its estimates of the residual value of leased equipment are reasonable, there can be no assurance that such allowances will cover actual losses or that estimated residual values will be realized.

      DELAYS IN NEW SYSTEMS IMPLEMENTATION COULD HAMPER OPERATIONAL EFFICIENCY. Compaq continues to focus on increasing the effectiveness and efficiency of its business and information management processes to increase customer satisfaction, improve productivity and lower costs. In 2001, Compaq is focusing on improvements required to support more direct sales and changes in manufacturing supply chain operations. Efforts to improve systems infrastructure and increase system security could be hampered by the need to balance increased operational efficiency against budgetary constraints. Delays in implementing further improvements could adversely affect inventory levels, cash and related profitability.

      QUARTERLY SALES CYCLE MAKES PLANNING AND OPERATIONAL EFFICIENCIES DIFFICULT. Compaq, like other computer companies, generally sells more products in the third month of each quarter than in the first and second months. This sales pattern places pressure on manufacturing and logistics systems based on internal forecasts and may adversely affect Compaq's ability to predict its financial results accurately. In addition, to rationalize manufacturing utilization, Compaq may build products early in the quarter in anticipation of demand late in the quarter. Developments late in a quarter, such as lower-than-anticipated product demand, a systems failure, or component pricing movements, can adversely impact inventory levels, cash and related profitability in a manner that is disproportionate to the number of days in the quarter affected.

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

      DOING BUSINESS IN CERTAIN LOCATIONS CREATES ADDITIONAL RISKS. Manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas such as Asia-Pacific, Latin America and other emerging markets, subject Compaq to a number of economic and other risks, such as financial instability among resellers in these regions and the volatility of economic conditions in countries that are dependent on exports from the U.S. and European markets. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular Asia-Pacific and Latin America, when compared with U.S. and European markets. Compaq is also subject to any political and financial instability in the countries in which it operates, including inflation, recession, currency devaluation and interest rate fluctuations. Compaq continues to monitor its business operations in these regions and takes various measures to manage risks in these areas.

      EXPENSE CONSTRAINTS COULD IMPEDE OPERATIONS. Compaq is focused on bringing its operational expense to appropriate levels for each of its businesses while simultaneously implementing extensive new programs. The significant risks associated with these actions include the failure to expend sufficient revenue generating advertising and marketing funds, unanticipated consequences of reductions in personnel devoted to ongoing programs, and the failure to meet operating expense targets by not matching commitments in new programs to reductions in ongoing programs.

      INCOME TAXES. Compaq anticipates an effective tax rate of 30 percent for 2001. Compaq's manufacturing entity in Singapore is subject to a tax holiday that is not expected to extend beyond 2001. Compaq's tax rate has historically been heavily dependent upon the proportion of earnings derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the United States. If Compaq's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary for prior years require significant adjustment due to audits or regulatory changes, Compaq's overall tax rate could increase.

      At December 31, 2000, Compaq had a deferred tax asset of $379 million related to net operating loss carryforwards which, if not utilized, will generally expire between 2001 and 2020 and credit carryforwards of approximately $1.1 billion, which, if not utilized, will generally expire between 2001 and 2014. Compaq had a valuation allowance of $434 million as of December 31, 2000 against the net operating loss and credit carryforwards. Compaq has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event Compaq were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

      CURRENCY FLUCTUATIONS. Compaq's risks associated with currency fluctuations are discussed in Item 7A below.

ITEM 7A.  MARKET RISKS

      Compaq is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other. Compaq attempts to reduce these risks by utilizing derivatives and other financial instruments.

      Compaq uses market valuations and value-at-risk valuation methods to assess the market risk of its financial instruments and derivative portfolios. It uses software by RiskMetrics to estimate the value-at-risk of its financial instruments and derivative portfolios based on estimates of volatility and correlation of market factors drawn from RiskMetrics data sets for the dates calculated. RiskMetrics defines loss as a reduction in the value of a portfolio in the event of adverse market conditions, using a predetermined confidence interval, over a specified period of time. Compaq included all fixed income investments, interest rate swaps, and foreign exchange contracts in the value-at-risk calculation. See Note 1 and Note 13 in the Notes to the Consolidated Financial Statements for further information regarding these instruments. The holding period for these instruments varies from one day to nine months, with the exception of instruments held by CFS which have holding periods up to four years. The measured value-at-risk from holding derivative and other financial instruments, using a 95 percent confidence level and assuming normal market conditions during the years ended December 31, 2000 and 1999, was immaterial.

      The value of the U.S. dollar affects Compaq's financial results. Changes in exchange rates may positively or negatively affect Compaq's revenues, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. Compaq engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Compaq primarily uses forward exchange contracts to hedge those assets and liabilities that impact the income statement when remeasured according to accounting principles generally accepted in the United States. For some markets, Compaq has determined that ongoing hedging of non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. Compaq purchases foreign currency option contracts from time to time as well as short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated revenues of Compaq's international marketing subsidiaries, with the exception of certain subsidiaries that reside in countries in which such activity would not be cost effective or local regulations preclude this type of activity. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of Compaq's hedging programs include accuracy of sales forecasts, volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by Compaq are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although Compaq maintains these programs to reduce the impact of changes in currency exchange rates, Compaq's revenues or costs are adversely affected when the U.S. dollar sustains a strengthening position against currencies in which Compaq sells products and services or a weakening exchange rate against currencies in which Compaq incurs costs.

      Changes in interest rates affect interest income earned on Compaq's cash equivalents and short-term investments, and interest expense on short-term borrowings. Compaq does not enter into derivative transactions related to its cash, cash equivalents or short-term investments. Compaq does periodically enter into interest rate swap transactions for the purpose of hedging existing or anticipated liabilities. All interest rate swaps entered into by Compaq are for the sole purpose of hedging existing or anticipated interest rate sensitive positions, not for speculation.

      Compaq is exposed to equity price risks on the marketable portion of investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within Compaq's strategic focus. Compaq does not attempt to reduce or eliminate its market exposure on these securities. As of December 31, 2000, the fair value of Compaq's available-for-sale investments was $461 million. A 20 percent adverse change in equity prices would result in an approximate $92 million decrease in the fair value of Compaq's available-for-sale securities as of December 31, 2000.

      Because of the foregoing factors (Factors That May Affect Future Results and Market Risks), as well as other variables affecting Compaq's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                      PAGE
Consolidated Financial Statements:
   Audit Reports                                                       24
   Consolidated Balance Sheet at December 31, 2000 and 1999            26
   Consolidated  Statement  of Income for each of the three years
      in the period ended December 31, 2000                            27
   Consolidated  Statement  of Cash  Flows  for each of the three
      years in the period ended December 31, 2000                      28
   Consolidated  Statement  of  Stockholders'  Equity for each of
      the three years in the period ended December 31, 2000            30
   Notes to Consolidated Financial Statements                          31

Financial Statement Schedule:
   Audit Reports                                                       57
   For each of the three years in the period ended December 31, 2000
   Schedule II: Valuation and Qualifying Accounts                      59


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of Compaq Computer Corporation

We have audited the accompanying consolidated balance sheet of Compaq Computer Corporation as of December 31, 2000, and the related consolidated statement of income, stockholders' equity, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compaq Computer Corporation at December 31, 2000, and the consolidated results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for certain product shipments.



                                                     /s/ Ernst and Young LLP
Houston, Texas
January 23, 2001

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Compaq Computer Corporation

In our opinion, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income, of cash flows and of stockholders' equity for each of the two years in the period ended December 31, 1999 present fairly, in all material respects, the financial position, results of operations and cash flows of Compaq Computer Corporation and its subsidiaries at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Compaq Computer Corporation for any period subsequent to December 31, 1999.


/s/ PricewaterhouseCoopers LLP
Houston, Texas
January 25, 2000

                           COMPAQ COMPUTER CORPORATION
                           CONSOLIDATED BALANCE SHEET

December 31 (In millions, except par value)                                  2000        1999
                                                                           --------    --------
ASSETS
Current assets:
   Cash and cash equivalents ...........................................   $  2,569    $  2,666
   Short-term investments ..............................................       --           636
   Trade accounts receivable, net ......................................      6,715       5,622
   Leases and other accounts receivable ................................      1,677       1,063
   Inventories .........................................................      2,161       2,008
   Other assets ........................................................      1,989       1,854
                                                                           --------    --------
       Total current assets ............................................     15,111      13,849

Property, plant and equipment, net .....................................      3,431       3,249
Other assets, net ......................................................      6,314      10,179
                                                                           --------    --------
                                                                           $ 24,856    $ 27,277
                                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings ...............................................   $    711    $    453
   Accounts payable ....................................................      4,233       4,380
   Deferred income .....................................................      1,089         972
   Other liabilities ...................................................      5,516       6,033
                                                                           --------    --------
       Total current liabilities .......................................     11,549      11,838
                                                                           --------    --------

Long-term debt .........................................................        575        --
                                                                           --------    --------
Postretirement and other postemployment benefits .......................        652         605
                                                                           --------    --------
Commitments and contingencies
                                                                           --------    --------
Stockholders' equity:
   Preferred stock, $.01 par value
       Shares authorized: 10 million shares; shares issued: none .......       --          --
   Common stock and capital in excess of $.01 par value
       Shares authorized: 3 billion
       Shares issued:  2000 - 1,742 million; 1999 - 1,715 million ......      8,039       7,627
   Retained earnings ...................................................      5,347       4,948
   Accumulated other comprehensive income ..............................         27       2,919
   Treasury stock (shares:  2000 - 53 million; 1999 - 21 million) ......     (1,333)       (660)
                                                                           --------    --------
       Total stockholders' equity ......................................     12,080      14,834
                                                                           --------    --------
                                                                           $ 24,856    $ 27,277
                                                                           ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

Year ended December 31 (In millions, except per share amounts)       2000        1999        1998
                                                                   --------    --------    --------
Revenue:
    Products ...................................................   $ 35,667    $ 31,902    $ 27,372
    Services ...................................................      6,716       6,623       3,797
                                                                   --------    --------    --------
        Total revenue ..........................................     42,383      38,525      31,169
                                                                   --------    --------    --------
Cost of sales:
    Products ...................................................     27,624      25,263      21,383
    Services ...................................................      4,793       4,535       2,597
                                                                   --------    --------    --------
        Total cost of sales ....................................     32,417      29,798      23,980
                                                                   --------    --------    --------
Selling, general and administrative expense ....................      6,044       6,341       4,978
Research and development .......................................      1,469       1,660       1,353
Restructuring and related activities ...........................        (86)        868         393
Purchased in-process technology ................................       --          --         3,196
Other (income) expense, net ....................................      1,664      (1,076)        (69)
                                                                   --------    --------    --------
                                                                      9,091       7,793       9,851
                                                                   --------    --------    --------
Income (loss) before income taxes ..............................        875         934      (2,662)
Provision for income taxes .....................................        280         365          81
                                                                   --------    --------    --------
Income (loss) before cumulative effect of accounting change ....        595         569      (2,743)

Cumulative effect of accounting change, net of tax .............        (26)       --          --
                                                                   --------    --------    --------
Net income (loss) ..............................................   $    569    $    569    $ (2,743)
                                                                   ========    ========    ========
Earnings (loss) per common share:
Basic:
    Before cumulative effect of accounting change ..............   $   0.35    $   0.35    $  (1.71)
    Cumulative effect of accounting change, net of tax .........      (0.02)       --          --
                                                                   --------    --------    --------
                                                                   $   0.33    $   0.35    $  (1.71)
                                                                   ========    ========    ========
Diluted:
    Before cumulative effect of accounting change ..............   $   0.34    $   0.34    $  (1.71)
    Cumulative effect of accounting change, net of tax .........      (0.01)       --          --
                                                                   --------    --------    --------
                                                                   $   0.33    $   0.34    $  (1.71)
                                                                   ========    ========    ========
Shares used in computing earnings (loss) per common share:
    Basic ......................................................      1,702       1,693       1,608
                                                                   ========    ========    ========
    Diluted ....................................................      1,742       1,735       1,608
                                                                   ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31 (In millions)                                           2000        1999        1998
                                                                             --------    --------    --------
Cash flows from operating activities:
     Net income (loss) ...................................................   $    569    $    569    $ (2,743)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation and amortization .................................      1,407       1,402         893
             Investment impairment .......................................      1,756        --          --
             Gain on sale of businesses ..................................       --        (1,182)       --
           Restructuring and related activities ..........................        (86)        868         393
           Purchased in-process technology ...............................       --          --         3,196
           Deferred income taxes and other ...............................        (26)         21         (53)
           Changes in assets and liabilities, net of effects of
             acquired and divested businesses:
              Receivables ................................................     (1,920)        185      (1,736)
              Inventories ................................................        (72)        (97)        857
              Accounts payable ...........................................       (228)        135         589
              Other assets and liabilities ...............................       (835)       (598)       (518)
                                                                             --------    --------    --------
                  Net cash provided by operating activities ..............        565       1,303         878
                                                                             --------    --------    --------
Cash flows from investing activities:
      Capital expenditures, net ..........................................     (1,133)     (1,185)       (600)
      (Increase) decrease in short-term investments ......................        636        (636)        344
      Acquisition of businesses, net of cash acquired ....................       (370)       (517)     (1,413)
      Other investing activities, net ....................................       (364)       (131)       (798)
                                                                             --------    --------    --------
                  Net cash used in investing activities ..................     (1,231)     (2,469)     (2,467)
                                                                             --------    --------    --------
Cash flows from financing activities:
      Increase in short-term borrowings ..................................        258         453        --
      Issuance (repayment) of long-term debt .............................        575        --          (788)
      Common stock transactions, net .....................................       (365)        (93)         23
      Dividends to stockholders ..........................................       (170)       (136)        (95)
      Payments to retire Digital preferred stock .........................       --          (400)       --
      Other financing activities .........................................       --          --           (18)
                                                                             --------    --------    --------
                  Net cash provided by (used in) financing activities ....        298        (176)       (878)
                                                                             --------    --------    --------
Effect of exchange rate changes on cash and cash equivalents .............        271         (83)        140
                                                                             --------    --------    --------
                  Net decrease in cash and cash equivalents ..............        (97)     (1,425)     (2,327)
Cash and cash equivalents at the beginning of the year ...................      2,666       4,091       6,418
                                                                             --------    --------    --------
Cash and cash equivalents at the end of the year .........................   $  2,569    $  2,666    $  4,091
                                                                             ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL CASH FLOW INFORMATION
Year ended December 31 (In millions)         2000          1999          1998
                                           --------      --------      --------
Interest paid ........................     $    288      $    152      $    175
Income taxes paid ....................     $    488      $    415      $    259

ACQUISITION OF BUSINESSES
Fair value of:
      Assets acquired ................     $    499      $    811      $ 16,124
      Liabilities assumed ............         (129)         (201)       (7,109)
      Stock issued ...................         --            --          (4,284)
      Options issued .................         --             (60)         (249)
                                           --------      --------      --------
Cash paid ............................          370           550         4,482
Less: Cash acquired ..................         --             (33)       (3,069)
                                           --------      --------      --------
Net cash paid for acquisitions .......     $    370      $    517      $  1,413
                                           ========      ========      ========
SALE OF BUSINESSES
Fair value of:
      Equity proceeds ................     $   --        $  1,597      $   --
      Note receivable ................         --             204          --
      Cash received ..................         --              70          --
                                           --------      --------      --------
                                               --           1,871          --
Less: Basis in net assets sold .......         --            (689)         --
                                           --------      --------      --------
Gain on sale of businesses ...........     $   --        $  1,182      $   --
                                           ========      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                            COMMON STOCK
                                                      ------------------------              ACCUMULATED
                                                                 PAR VALUE AND                 OTHER                      TOTAL
                                                      NUMBER OF   CAPITAL IN    RETAINED   COMPREHENSIVE   TREASURY    STOCKHOLDERS'
(In millions)                                          SHARES    EXCESS OF PAR  EARNINGS   INCOME (LOSS)    STOCK         EQUITY
                                                      ---------  -------------  --------   -------------   --------    -------------
Beginning balance, December 31, 1997 ..............       1,519  $       2,096  $  7,351   $         (18)  $   --     $       9,429
Comprehensive income:
   Net loss .......................................                               (2,743)                                    (2,743)
   Foreign currency translation adjustment ........                                                   20                         20
   Minimum pension liability adjustment ...........                                                  (38)                       (38)
                                                                                                                      -------------
Total comprehensive loss ..........................                                                                          (2,761)
                                                                                                                      -------------
   Issuance pursuant to stock option plans ........          36            407                                                  407
   Issuance pursuant to acquisitions ..............         141          4,533                                                4,533
   Stock option tax benefits and other ............           2            234                                                  234
   Cash dividends .................................                                 (107)                                      (107)
   Repurchase treasury stock, at cost .............                                                            (384)           (384)
                                                      ---------  -------------  --------   -------------   --------   -------------
Ending balance, December 31, 1998 .................       1,698  $       7,270  $  4,501   $         (36)  $   (384)  $      11,351
Comprehensive income:
   Net income .....................................                                  569                                        569
   Changes in unrealized gains and losses on
     investments, net of reclassifications ........                                                2,978                      2,978
   Foreign currency translation adjustment ........                                                  (26)                       (26)
   Minimum pension liability adjustment ...........                                                    3                          3
                                                                                                                      -------------
Total comprehensive income ........................                                                                           3,524
                                                                                                                      -------------
   Issuance pursuant to stock option plans ........          17            183                                                  183
   Issuance pursuant to acquisitions ..............                         32                                                   32
   Stock option tax benefits ......................                        142                                                  142
   Gain on redemption of Digital preferred stock ..                                   22                                         22
   Cash dividends .................................                                 (144)                                      (144)
   Repurchase of treasury stock, at cost ..........                                                            (276)           (276)
                                                      ---------  -------------  --------   -------------   --------   -------------
Ending balance, December 31, 1999 .................       1,715  $       7,627  $  4,948   $       2,919   $   (660)  $      14,834
Comprehensive income:
   Net income .....................................                                  569                                        569
   Changes in unrealized gains and losses on
     investments, net of reclassifications ........                                               (2,904)                    (2,904)
   Foreign currency translation adjustment ........                                                  (12)                       (12)
   Minimum pension liability adjustment ...........                                                   24                         24
                                                                                                                      -------------
Total comprehensive loss ..........................                                                                          (2,323)
                                                                                                                      -------------
   Issuance pursuant to stock plans ...............          27            308                                                  308
   Stock option tax benefits ......................                        104                                                  104
   Cash dividends .................................                                 (170)                                      (170)
   Repurchase of treasury stock, at cost ..........                                                            (673)           (673)
                                                      ---------  -------------  --------   -------------   --------   -------------
Ending balance, December 31, 2000 .................       1,742          8,039  $  5,347   $          27   $ (1,333)  $      12,080
                                                      =========  =============  ========   =============   ========   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS. Founded in 1982, Compaq Computer Corporation ("Compaq") is a leading global provider of enterprise technology and solutions. Compaq designs, develops, manufacturers and markets hardware, software, solutions and services, including industry-leading enterprise computing solutions, fault-tolerant business-critical solutions, communication products, and desktop and portable personal computers that are sold in more than 200 countries.

      Compaq completed the acquisition of Digital Equipment Corporation ("Digital"), Shopping.Com ("SDC") and Zip2 Corp. ("Zip2") and purchased certain assets and liabilities of InaCom Corp. ("Inacom") in June 1998, February 1999, April 1999 and February 2000, respectively. These acquisitions were accounted for as purchases. In August 1999, Compaq sold a majority interest in SDC, Zip2 and the AltaVista Company, a business acquired in the Digital acquisition (collectively "AltaVista") to CMGI, Inc. ("CMGI"). Accordingly, Compaq's consolidated financial statements included the results of operations from the respective dates of acquisition through divestiture or December 31, 2000, as applicable.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Compaq and its controlled subsidiaries. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

LONG-LIVED ASSETS. Property, plant and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of the buildings (ten to thirty years) and by applying the straight-line or accelerated methods over the estimated useful lives of machinery and equipment (two to ten years). Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease. Compaq performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

LONG-TERM INVESTMENTS. Compaq holds minority equity investments in companies having operations or technology in areas within Compaq's strategic focus. Certain of the investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other than temporary are reported in other income and expense.

INTANGIBLE ASSETS. Intangible assets primarily relate to the value of the installed customer base, proven research and development, and trademarks of companies acquired, as well as capitalized software and goodwill. The cost of the installed customer base, proven research and development, trademarks, capitalized software and goodwill is amortized on a straight-line basis over the estimated lives of fifteen years, five years, five years, up to three years and up to ten years, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

REVENUE RECOGNITION. Compaq recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped. Provision is made at the time the related revenue is recognized for estimated product returns, price protection and other offerings which may occur under programs Compaq has with its customers. Compaq provides for the estimated cost of product warranties upon shipment. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Revenue from fixed price, long-term contracts is generally recognized over the contract term using the percentage of completion method, based on the achievement of external milestones. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in trade accounts receivable. Billings in excess of revenue recognized on service contracts are recorded as deferred income until revenue recognition criteria are met. Revenue earned from services is recognized ratably over the contractual period or as the services are performed. Shipping and handling costs are included in cost of goods sold.

FINANCING TRANSACTIONS. Compaq offers customer financing to assist customers in their acquisition of Compaq's products through its leasing subsidiary, Compaq Financial Services Corporation ("CFS"). At the time a financing transaction is consummated, which qualifies as either a sales-type or direct financing lease, Compaq records the total lease receivable net of unearned income and the estimated residual value of the equipment. The non-current portion of lease receivables and the residual value, net of unearned income, are included in long-term other assets. Unearned income is recognized as finance income using the interest method over the term of the lease. Leases not qualifying as either sales-type or direct financing leases are accounted for as operating leases. The underlying equipment is depreciated on a straight-line basis over the initial term of the operating lease to its estimated residual value.

ADVERTISING COSTS. Advertising costs are charged to operations when incurred. Advertising expenses for 2000, 1999 and 1998 were $370 million, $385 million and $336 million, respectively.

FOREIGN CURRENCY. Compaq's foreign subsidiaries predominately have the U.S. dollar designated as their functional currency. Financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. Remeasurement gains and losses are included in other income and expense. Certain foreign subsidiaries designate the local currency as their functional currency and related cumulative translation adjustments are included as a component of accumulated other comprehensive income.

INCOME TAXES. Compaq accounts for income taxes under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Compaq records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

EARNINGS PER COMMON SHARE. Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Incremental shares of 40 million and 42 million in 2000 and 1999, respectively, were used in the calculation of diluted earnings per common share. Diluted loss per common share for 1998 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of 60 million common share equivalents would have been antidilutive. Stock options to purchase 107 million, 66 million and 13 million shares of common stock in 2000, 1999 and 1998, respectively, were outstanding but not included in the computation of diluted earnings (loss) per common share because the option exercise price was greater than the average market price of the common shares. For the year ended December 31, 1999, net income used in the calculation of earnings per common share was adjusted to include a $22 million gain on redemption of Digital preferred stock.

STOCK-BASED COMPENSATION. Compaq measures compensation expense for its stock-based employee compensation plans using the intrinsic value method, and has provided in Note 8 the pro forma disclosure of the effect on net income
(loss) and earnings (loss) per common share as if the fair value based method had been applied in measuring compensation expense.

COMPREHENSIVE INCOME (LOSS). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. Compaq's other comprehensive income (loss) is composed of unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and adjustments made to recognize additional minimum liabilities associated with Compaq's defined benefit pension plans. Amounts relating to realized investment gains and losses and investment impairment charges are reclassified from other comprehensive income as they are included in net income.

SEGMENT DATA. Compaq reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of Compaq's reportable operating segments. Compaq also discloses information about products and services, geographical areas and major customers.

RECENT PRONOUNCEMENTS. Effective January 1, 2001, Compaq adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended ("FAS 133"). This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The impact of the adoption will be based on factors such as specific derivative and hedging activities, market conditions and contractual arrangements at the date of adoption. The effect of the adoption will not have a significant impact on Compaq's financial position or results of operations in 2001.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. ACCOUNTING CHANGE

      Effective January 1, 2000, Compaq adopted Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, as amended ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. Compaq's adoption of SAB 101 resulted in a change in method of accounting for certain revenue product shipments. The cumulative effect of this accounting change was $38 million ($26 million, net of tax). The accounting change did not have a material effect on revenue and quarterly earnings during 2000. Compaq has restated its results for the first three quarters of the year ended December 31, 2000, as reflected in the Selected Quarterly Financial Data on page 50. Pro forma results for prior years are not disclosed due to immateriality.

NOTE 3. ACQUISITIONS AND DIVESTITURES

      In February 2000, Compaq acquired certain configuration and distribution assets of Inacom, a provider of information technology services and products, for approximately $370 million in cash and the assumption of certain related liabilities. This acquisition was accounted for as a purchase. The estimated purchase price was allocated to the assets acquired and liabilities assumed, including goodwill of $230 million which is being amortized on a straight-line basis over a period of ten years. Pro forma statements of operations reflecting this acquisition are not shown as such disclosure is not material.

      In August 1999, Compaq sold an 81.5 percent equity interest in AltaVista for approximately 38 million CMGI common shares, CMGI preferred shares convertible into 3.6 million CMGI common shares and a $220 million three-year note receivable. In October 1999, CMGI converted the CMGI preferred shares held by Compaq into 3.6 million CMGI common shares. The CMGI common shares acquired by Compaq in this transaction carry certain restrictions whereby Compaq may not sell more than 50 percent (20.8 million) of such shares prior to August 2001. Total consideration received from CMGI was valued at $1.8 billion. After adjusting for the net assets sold and for the expenses associated with the divestiture, Compaq realized a gain of approximately $1.2 billion ($670 million, net of tax). Compaq accounts for its minority investments in CMGI and AltaVista under the cost method. All CMGI share information reflects CMGI's two-for-one stock split, effective January 2000.

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

      In June 1998, Compaq consummated its acquisition of Digital for an aggregate purchase price of $9.1 billion. The purchase price consisted of approximately $4.5 billion in cash, the issuance of approximately 141 million shares of Compaq common stock valued at approximately $4.3 billion and the issuance of approximately 25 million options to purchase Compaq common stock valued at approximately $249 million. This acquisition was accounted for as a purchase. The unaudited consolidated pro forma information for 1998 as if Compaq and Digital had been combined as of the beginning of 1998 included revenue and net income of $36.4 billion and $275 million, respectively, and basic and diluted earnings per common share of $0.16 each.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

      Compaq's trade accounts receivable are reported net of allowance for doubtful accounts of $211 million and $222 million at December 31, 2000 and 1999, respectively. Other current assets include deferred tax assets of $1.7 billion and $1.5 billion at December 31, 2000 and 1999, respectively. The net investment in lease receivables consisted of the following:

December 31 (In millions)                                 2000           1999
                                                        -------         -------
Minimum lease payment receivable ...............        $ 1,868         $ 1,160
Unguaranteed residual values ...................            122              59
Initial direct costs ...........................             21              12
Allowance ......................................            (27)            (12)
Unearned income ................................           (217)           (118)
                                                        -------         -------
                                                        $ 1,767         $ 1,101
                                                        =======         =======

      Contractual maturities of Compaq's lease receivables at December 31, 2000 were $866 million in 2001, $601 million in 2002, $328 million in 2003, $66 million in 2004 and $7 million in 2005. Compaq also leases its products to customers under operating leases. Minimum future rentals under operating leases at December 31, 2000 were $426 million in 2001, $244 million in 2002 and $48 million in 2003.

      Inventories consisted of the following:

December 31 (In millions)                               2000           1999
                                                       ------         ------
Raw material .............................             $  540         $  448
Work-in-progress .........................                298            394
Finished goods ...........................              1,323          1,166
                                                       ------         ------
                                                       $2,161         $2,008
                                                       ======         ======

      Property, plant and equipment consisted of the following:

December 31 (In millions)                                   2000         1999
                                                          --------     --------
Land .................................................    $    342     $    342
Buildings and leasehold improvements .................       1,493        1,572
Machinery and equipment ..............................       3,786        3,095
Equipment leased to third parties ....................       1,166          741
Construction-in-process ..............................         261          301
                                                          --------     --------
                                                             7,048        6,051
Less: Accumulated depreciation .......................      (3,617)      (2,802)
                                                          --------     --------
                                                          $  3,431     $  3,249
                                                          ========     ========

      Depreciation expense totaled $1.1 billion, $839 million and $606 million in 2000, 1999 and 1998, respectively. Accumulated depreciation related to equipment leased to third parties was $422 million and $224 million at December 31, 2000 and 1999, respectively.

      Other non-current assets consisted of the following:

December 31 (In millions)                               2000           1999
                                                      --------       --------
Investments ..................................        $    864       $  6,617
Intangible assets ............................           2,637          2,351
Deferred income taxes ........................           1,604            342
Other assets .................................           2,032          1,442
                                                      --------       --------
                                                         7,137         10,752
Less: Accumulated amortization ...............            (823)          (573)
                                                      --------       --------
                                                      $  6,314       $ 10,179
                                                      ========       ========

      Amortization expense related to intangible assets totaled $313 million, $563 million and $287 million in 2000, 1999 and 1998, respectively. The cost basis and fair value of Compaq's available-for-sale securities at December 31, 2000 was $350 million and $461 million, respectively. Gross unrealized gains and gross unrealized losses related to these investments at December 31, 2000 were $132 million ($86 million, net of tax) and $21 million ($14 million, net of tax), respectively. At December 31, 1999, the cost basis and fair value of available-for-sale securities was $857 million and $5.4 billion, respectively, and the cumulative unrealized gain was $4.6 billion ($3.0 billion, net of tax). Compaq made cash purchases of investments of approximately $480 million and $89 million during 2000 and 1999, respectively.

      Other current liabilities consisted of the following:

December 31 (In millions)                                     2000        1999
                                                            --------    --------
Salaries, wages and related items ......................    $    922    $    644
Accrued restructuring costs ............................         343       1,002
Income taxes payable ...................................         769         992
Accrued warranties .....................................         938         937
Other accrued liabilities ..............................       2,544       2,458
                                                            --------    --------
                                                            $  5,516    $  6,033
                                                            ========    ========

NOTE 5. BORROWINGS

      Compaq has a $2.2 billion revolving credit facility that expires in September 2001 and a $3.0 billion revolving credit facility that expires in October 2002. The facilities bear interest at LIBOR plus 0.625 percent and LIBOR plus 0.325 percent, respectively. Fees associated with these facilities are immaterial. Both of these facilities were unused at December 31, 2000 and 1999. Compaq also operates two short-term commercial paper programs: a $1.5 billion program in the name of Compaq Computer Corporation and a $1.0 billion program in the name of CFS. Both programs are supported by the $3.0 billion credit facility. Outstanding commercial paper reduces available borrowings under this credit facility. At December 31, 2000, Compaq had $418 million and $218 million in commercial paper outstanding under the Compaq and CFS programs, respectively, with a weighted average interest rate of 7.5 percent. The carrying amounts of the borrowings under the commercial paper program approximate their fair value. Additionally, Compaq maintains various uncommitted lines of credit, which totaled approximately $275 million at December 31, 2000. There were no outstanding borrowings against these lines at December 31, 2000 and 1999.

      Compaq filed a $2.0 billion shelf registration statement for debt securities with the Securities and Exchange Commission during the second quarter of 2000. In August 2000, Compaq placed under the registration statement $300 million of unsecured 7.65 percent notes that mature on August 1, 2005, and $275 million of unsecured 7.45 percent notes that mature on August 1, 2002 (collectively, the "Notes"), unless previously redeemed. Interest will be paid on the Notes on February 1 and August 1 of each year, beginning on February 1, 2001. The fair value of the Notes approximates carrying value. The financing is for general corporate purposes (including investments in CFS and other subsidiaries), capital expenditures and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes). Compaq has the capacity to issue an additional $1.4 billion of debt securities under the shelf registration statement.

NOTE 6. OTHER INCOME AND EXPENSE

      Other (income) expense consisted of the following:

Year ended December 31 (In millions)             2000        1999        1998
                                               --------    --------    --------
Investment (income) loss, net ..............   $  1,568    $    (67)   $     (9)
Gain on sale of businesses .................       --        (1,182)       --
Interest and dividend income ...............       (276)       (196)       (287)
Interest expense ...........................        273         211         166
Currency losses, net .......................         75         136          16
Other, net .................................         24          22          45
                                               --------    --------    --------
                                               $  1,664    $ (1,076)   $    (69)
                                               ========    ========    ========

      Net investment loss in 2000 included a $1.8 billion ($1.1 billion, net of tax) impairment charge for certain equity investments judged to have experienced an other than temporary decline in value, a $252 million ($164 million, net of tax) realized gain on the sale of available-for-sale securities and a $77 million loss from investments accounted for under the equity method. Net investment income in 1999 included a $126 million ($82 million, net of tax) realized gain on the sale of available-for-sale securities and a $52 million loss from investments accounted for under the equity method. Proceeds associated with the sale of available-for-sale securities were $264 million and $149 million in 2000 and 1999, respectively.


NOTE 7. PROVISION FOR INCOME TAXES

      The components of income (loss) before provision for income taxes were as follows:

Year ended December 31 (In millions)        2000          1999           1998
                                          --------      --------       --------
Domestic ...........................      $    200      $     94       $ (4,782)
Foreign ............................           675           840          2,120
                                          --------      --------       --------
                                          $    875      $    934       $ (2,662)
                                          ========      ========       ========

      The provisions for income taxes charged to operations were as follows:

Year ended December 31 (In millions)             2000        1999        1998
                                               --------    --------    --------
Current tax expense (benefit)
  U.S. federal .............................   $    (91)   $      1    $    (92)
  State and local ..........................          5          11          (9)
  Foreign ..................................        353         460         312
                                               --------    --------    --------
     Total current .........................        267         472         211
                                               --------    --------    --------
Deferred tax expense (benefit)
  U.S. federal .............................        (91)         47        (429)
  State and local ..........................         (2)         43         (11)
  Foreign ..................................        106        (197)        310
                                               --------    --------    --------
     Total deferred ........................         13        (107)       (130)
                                               --------    --------    --------
     Total provision .......................   $    280    $    365    $     81
                                               ========    ========    ========


      The reasons for the differences between income tax expense and amounts calculated using the U.S. statutory rate of 35 percent were as follows:

Year ended December 31 (In millions)             2000        1999        1998
                                               --------    --------    --------
Tax expense (benefit) at U.S. statutory rate.  $    306    $    327    $   (932)
Foreign tax effect, net .....................      --           (31)        (40)
Non-deductible purchased in-process
technology ..................................      --          --         1,119
Release of valuation allowance ..............      --          --           (77)
Disposition of businesses ...................      --            77        --
Recovery of operating subsidiary stock basis.       (61)       --          --
Other, net ..................................        35          (8)         11
                                               --------    --------    --------
                                               $    280    $    365    $     81
                                               ========    ========    ========

      Compaq's 2000 effective tax rate was primarily affected by the recovery of tax basis in the stock of Microcom, Inc., a former operating subsidiary which was acquired in 1997. In addition, Compaq decreased the level of activity of its Singaporean manufacturing subsidiary which, when considered with other foreign effects, reduced the beneficial foreign tax effect as had occurred in previous years.

      The Singapore tax holiday for manufacturing operations will continue through August 2001 and could be extended through August 2004 if cumulative investment levels and other conditions are maintained. Compaq ceased utilization of a portion of its Singaporean manufacturing subsidiary's production capacity during 2000. Consequently, the profitability of this facility has decreased significantly resulting in a corresponding decrease in the impact of the tax holiday on Compaq's effective tax rate during 2000.

      Compaq's 1999 effective tax rate was primarily affected by benefits from its Singaporean manufacturing subsidiary's tax holiday and by incremental taxes resulting from the disposition of AltaVista. In connection with the 1998 acquisition of Digital, Compaq recorded non-recurring, non-tax-deductible charges for purchased in-process technology of approximately $3.2 billion.

      Compaq has determined that the undistributed earnings of certain foreign subsidiaries will be permanently reinvested. As a result of these determinations, no incremental tax is reflected for the earnings of Compaq's Singaporean manufacturing subsidiary or for the earnings of certain other foreign subsidiaries. These earnings would become subject to incremental foreign withholding, federal and state income tax if they were actually or deemed to be remitted to the U.S. Compaq estimates an additional tax provision of approximately $2.1 billion would be required if the full amount of approximately $6.2 billion in accumulated earnings were actually or deemed distributed to the U.S.

      Compaq recorded a gross deferred tax asset of approximately $2.8 billion in conjunction with the acquisition of Digital in 1998. This gross deferred tax asset was reduced by a valuation allowance of $562 million, resulting in a net increase in the deferred tax asset of approximately $2.2 billion in 1998. The valuation allowance consisted principally of pre-acquisition tax loss carryforwards and credit carryforwards incurred by Digital which management has determined are more likely than not to expire unused. The valuation allowance was reduced by $95 million during 2000 and $152 million during 1999 as a result of tax loss and credit carryforward expirations.

      During 1998, Compaq recorded $65 million of other tax loss and credit carryforwards for which a full valuation allowance was provided due to uncertainty surrounding their realizability. In addition, the valuation allowance was reduced by $77 million to reflect Tandem Computers Incorporated ("Tandem") credit carryforwards which, as a result of the liquidation of the U.S. Tandem parent company at the close of 1998, are now believed more likely than not to be realized. This reduction in the valuation allowance resulted in a tax benefit in the 1998 deferred income tax provision.

      Deferred tax assets (liabilities) were as follows:

 December 31 (In millions)                                   2000        1999
                                                           --------    --------

 Loss carryforwards ....................................   $    379    $  1,230
 Credit carryforwards ..................................      1,109         960
 Accrued liabilities ...................................        748         655
 Tax versus financial reporting year-end ...............        446        --
 Capitalized research and development costs ............        349         449
 Receivable allowances and related reserves ............        278         380
 Inventory adjustments .................................        347         341
 Other .................................................        514         273
                                                           --------    --------
     Gross deferred tax assets .........................      4,170       4,288
                                                           --------    --------
 Equity investments ....................................        (46)     (1,604)
 Intangible assets .....................................       (333)       (382)
 Other .................................................        (87)        (27)
                                                           --------    --------
     Gross deferred tax liabilities ....................       (466)     (2,013)
                                                           --------    --------
 Deferred tax asset valuation allowance ................       (434)       (529)
                                                           --------    --------
                                                           $  3,270    $  1,746
                                                           ========    ========

      Tax loss carryforwards will generally expire between 2001 and 2020. Credit carryforwards will generally expire between 2001 and 2014. U.S. tax laws limit the annual utilization of tax loss and credit carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

NOTE 8. EMPLOYEE STOCK PLANS

      Compaq maintains various stock plans for its employees. Options to employees are generally granted at the fair market value of the common stock at the date of grant and generally vest over two to five years. Options granted to employees under Compaq's stock option plans must be exercised no later than ten years from the date of grant. The vesting period and option life for grants to employees are at the discretion of the Board of Directors (the "Board").

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

      Compaq had approximately 2 million shares of restricted stock outstanding at December 31, 2000. Compaq records unearned compensation equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the vesting period.

      At December 31, 2000, there were 336 million shares of common stock reserved for issuance under all of Compaq's stock option plans. For all plans, options of 107 million, 101 million and 88 million shares were exercisable at December 31, 2000, 1999 and 1998 with a weighted average exercise price of $20.16, $16.13 and $11.76, respectively. There were 31 million, 123 million and 217 million shares available for grant under the plans at December 31, 2000, 1999 and 1998, respectively.

      The following table summarizes stock option activity for each of the three years ended December 31:

                                                          SHARES                                 WEIGHTED AVERAGE
                                                        IN MILLIONS        PRICE PER SHARE       PRICE PER SHARE
                                                        -----------     --------------------     ----------------
  OPTIONS OUTSTANDING, DECEMBER 31, 1997.............           171                                   $   13.63
      Options granted in the acquisition of Digital..            25     $  5.94  -   $ 39.23              22.23
      Options granted................................            13     $ 14.44  -   $ 42.00              33.35
      Options lapsed or canceled.....................           (16)                                      21.84
      Options exercised..............................           (36)    $  1.30  -   $ 39.23              11.39
                                                        -----------                              ----------------
  OPTIONS OUTSTANDING, DECEMBER 31, 1998.............           157                                       16.37
      Options granted................................           118     $  3.36  -   $ 47.63              31.42
      Options lapsed or canceled.....................           (24)                                      28.18
      Options exercised..............................           (17)    $  1.30  -   $ 39.23               9.66
                                                        -----------                              ----------------
  OPTIONS OUTSTANDING, DECEMBER 31, 1999.............           234                                       23.37
      Options granted................................           119     $ 15.04  -   $ 34.08              22.74
      Options lapsed or canceled.....................           (30)                                      29.99
      Options exercised..............................           (23)    $  1.58  -   $ 31.25              10.40
                                                        -----------                              ----------------
  OPTIONS OUTSTANDING, DECEMBER 31, 2000.............           300                                   $   23.45
                                                        ===========                              ----------------

      The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2000:

                             OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                    ---------------------------------------     -----------------------
                                     WEIGHTED     WEIGHTED                     WEIGHTED
                                     AVERAGE       AVERAGE                     AVERAGE
   RANGES OF           SHARES       REMAINING     EXERCISE        SHARES       EXERCISE
EXERCISE PRICES     IN MILLIONS   LIFE IN YEARS     PRICE       IN MILLIONS     PRICE
----------------    -----------   -------------   ---------     -----------    --------
     under $5.00          15            1.8       $    3.20          15        $   3.20
   5.01 to 10.00          20            3.7            8.82          20            8.82
  10.01 to 15.00           8            4.3           12.40           8           12.36
  15.01 to 20.00          77            9.0           17.67          13           16.22
  20.01 to 25.00          20            7.5           23.25          10           23.27
  25.01 to 30.00         122            8.7           26.54          22           26.61
     over $30.00          38            7.1           43.34          19           42.34
                    -----------   -------------   ---------     -----------    --------
                         300            7.7       $   23.45         107        $  20.16
                    ===========   =============   =========     ===========    ========

      In April 1999, Compaq's stockholders approved the Compaq Computer Corporation Employee Stock Purchase Plan (the "ESPP") which became effective in April 2000. Most employees are eligible to participate. Employees who choose to participate are granted an option to purchase common stock at 85 percent of market value on the first or last day of the six month purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 25 million shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. During 2000, employees purchased approximately 2 million shares for approximately $61 million under the ESPP. At December 31, 2000, there were approximately 23 million shares available for future purchases under the ESPP.

      The weighted average fair value per share of options granted during 2000, 1999 and 1998 was $11.80, $13.22 and $12.95, respectively. The weighted average fair value per share of options granted under the ESPP during 2000 was $8.62. The fair value for these options was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                    STOCK OPTIONS                ESPP
                                           --------------------------------    --------
  Year ended December 31                     2000        1999        1998        2000
                                           --------    --------    --------    --------
Expected option life (in years) ........          6           5           5          .5
Risk-free interest rate ................        5.0%        5.5%        4.6%        6.3%
Volatility .............................       49.7%       39.8%       33.5%       55.9%
Dividend yield .........................        0.4%        0.3%        0.2%        0.4%

      The table that follows summarizes the pro forma effect on net income
(loss) in the year presented if the fair values of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The following pro forma effect on net income (loss) for the years presented is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Year ended December 31 (In millions, except per share amounts)             2000       1999       1998
                                                                         --------   --------   --------
Income (loss) before income taxes:
    As reported ......................................................   $    875   $    934   $ (2,662)
    Pro forma ........................................................        293        623     (2,832)

Net income (loss):
    As reported ......................................................        569        569     (2,743)
    Pro forma ........................................................        191        367     (2,854)

Diluted earnings (loss) per share:
    As reported ......................................................       0.33       0.34      (1.71)
    Pro forma ........................................................       0.11       0.23      (1.77)

NOTE 9. STOCKHOLDERS' EQUITY

      On December 29, 2000, the Board approved a cash dividend of $0.025 per share of common stock, or approximately $43 million, to stockholders of record as of December 31, 2000 to be paid in 2001. Total dividends declared in 2000, 1999 and 1998 were $170 million ($0.10 per share), $144 million ($0.085 per share) and $107 million ($0.065 per share), respectively.

      During 1998, a systematic common stock repurchase program was authorized by the Board and implemented by Compaq. Compaq repurchased approximately 10 million shares during 2000, for a cost of approximately $303 million under this program. The program was implemented to reduce the dilutive impact of common shares issued under Compaq's equity incentive plans. On December 1, 2000, the Board authorized a new program for the repurchase of up to $1 billion of Compaq common shares. The systematic repurchase program initiated in 1998 has been suspended while this new program is in effect. During 2000, total shares repurchased to date under the new plan were 22 million, for a cost of approximately $370 million. Compaq accounts for treasury stock using the cost method.

      In April 1999, Compaq redeemed the four million outstanding shares of the Digital Series A 8-7/8 percent Cumulative Preferred Stock, par value $1.00 per share. The redemption price was $400 million, plus accrued and unpaid dividends of $9 million. Compaq realized a gain of $22 million on the redemption that was recorded directly to retained earnings.

NOTE 10. PENSION AND OTHER BENEFIT PROGRAMS

      Compaq sponsors a number of defined benefit and other postretirement employee benefit plans ("OPEB Plans") that were acquired in the Digital acquisition. Benefits under the defined benefit pension plans are generally based on pay and service. In the U.S., the defined benefit plan is a cash balance plan, under which the benefit is usually paid as a lump sum.

        Compaq recorded an additional minimum liability as of December 31, 2000 and 1999 totaling $33 million and $78 million, respectively, for plans where the accumulated benefit obligation exceeded the fair market value of assets.

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for which the accumulated benefit obligations exceed plan assets approximated $401 million, $324 million and $154 million, respectively, for the year ended December 31, 2000, and $353 million, $332 million and $161 million for the year ended December 31, 1999. The measurement dates of the plans were October 31, 2000 and 1999.

      Information regarding Compaq's defined benefit and OPEB Plans was as follows:

                                                                     YEAR ENDED DECEMBER 31, 2000    YEAR ENDED DECEMBER 31, 1999
                                                                     ----------------------------    ----------------------------
                                                                      DEFINED BENEFIT      OPEB       DEFINED BENEFIT      OPEB
                                                                       PENSION PLANS       PLANS       PENSION PLANS       PLANS
                                                                     ------------------   -------    ------------------   -------
(In millions, except assumptions)                                      U.S.    FOREIGN      (1)       U.S.     FOREIGN      (1)
                                                                     -------   --------   -------    -------   --------   -------
Change in benefit obligation
  Benefit obligation at beginning of year .........................  $ 2,085   $  1,728   $   344    $ 2,203   $  1,831   $   335
  Service cost ....................................................       40         66         6         41         65        10
  Interest cost ...................................................      147         94        25        140         96        24
                                                                        (127)       144       (11)       (99)       (37)        5
  Curtailment (gain) loss .........................................     --           (7)     --           13        (55)       (7)
  Benefits paid ...................................................     (204)       (70)      (30)      (213)      (120)      (27)
  Currency loss ...................................................     --         (172)       (1)      --         (101)       (1)
  Other ...........................................................     --          (16)        5       --           49         5
                                                                     -------   --------   -------    -------   --------   -------
    Projected benefit obligation at end of year ...................    1,941      1,767       338      2,085      1,728       344
                                                                     -------   --------   -------    -------   --------   -------
Change in plan assets
  Fair value of plan assets at beginning of year ..................    2,371      1,827      --        2,198      1,813      --
  Actual return on plan assets ....................................      174        233      --          381        209      --
  Benefits paid ...................................................     (204)       (70)      (30)      (213)      (120)      (26)
  Currency loss ...................................................     --         (161)     --         --         (114)     --
  Other ...........................................................        3          5        30          5         39        26
                                                                     -------   --------   -------    -------   --------   -------
     Fair value of plan assets at end of year .....................    2,344      1,834      --        2,371      1,827      --
                                                                     -------   --------   -------    -------   --------   -------
Funded status .....................................................      403         67      (338)       286         99      (344)
Unrecognized net actuarial (gain) loss ............................     (179)        82       (22)       (94)       124       (11)
Unrecognized prior service cost ...................................     --           50         3       --           45         4
                                                                     -------   --------   -------    -------   --------   -------
  Prepaid (accrued) benefit cost ..................................      224        199      (357)       192        268      (351)
  Contributions after measurement date ............................     --            8      --         --            5      --
                                                                     -------   --------   -------    -------   --------   -------
     Prepaid (accrued) benefit cost ...............................  $   224   $    207   $  (357)   $   192   $    273   $  (351)
                                                                     =======   ========   =======    =======   ========   =======
Amounts included in the Consolidated Balance Sheet are composed of:
  Prepaid benefit cost ............................................  $   230   $    344   $  --      $   199   $    377       $--
  Accrued benefit liability .......................................       (6)      (170)     (357)        (8)      (182)     (351)
  Other assets ....................................................     --           22      --         --           44      --
  Accumulated other comprehensive income ..........................     --           11      --            1         34      --
                                                                     -------   --------   -------    -------   --------   -------
    Net amount recognized .........................................  $   224   $    207   $  (357)   $   192   $    273   $  (351)
                                                                     -------   --------   -------    -------   --------   -------
Weighted average assumptions as of October 31
  Discount rate ...................................................     8.00%      5.75%     8.00%      7.50%      5.75%     7.50%
  Expected return on plan assets ..................................     9.00%      7.35%      N/A       9.00%      7.50%      N/A
  Rate of compensation increase ...................................     4.50%      3.60%      N/A       4.50%      3.30%      N/A
  Health care cost trend rate, current year .......................      N/A        N/A      5.50%       N/A        N/A      5.50%
  Health care cost trend rate, ultimate year ......................      N/A        N/A      5.00%       N/A        N/A      5.00%
  Trend rate decreases to the ultimate rate in the
   year ...........................................................      N/A        N/A      2001        N/A        N/A      2001

Components of net periodic benefit cost
  Service cost ....................................................  $    40   $     66   $     6    $    41   $     65   $    10
  Interest cost ...................................................      147         94        25        140         96        24
  Expected return on plan assets ..................................     (199)      (125)     --         (191)      (138)     --
  Settlement/curtailment gain .....................................      (17)        (3)     --           (9)        (4)       (7)
  Other ...........................................................     --            9         1        --           3        (1)
                                                                     -------   --------   -------    -------   --------   -------
    Net periodic pension cost .....................................  $   (29)  $     41   $    32    $   (19)  $     22   $    26
                                                                     =======   ========   =======    =======   ========   =======

(1) The OPEB Plans are consolidated to include both U.S. and foreign results. Foreign results are immaterial for separate disclosure.

      Assumed healthcare cost trend rates could have an effect on the amounts reported for the healthcare plans. A one-percentage point increase in rates would result in an increase of $3 million in the total service and interest costs components and a $34 million increase in the postretirement benefit obligation. Conversely, a one-percentage point decrease in rates would result in a decrease of $3 million in total service and interest costs and a $29 million decrease in the postretirement benefit obligation.

      Compaq has defined contribution plans under which Compaq makes matching contributions based on employee contributions. These plans are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code of 1986. Contributions are invested at the direction of the employee in one or more funds, including a fund that consists of common stock of Compaq. Amounts charged to expense were $138 million, $121 million and $98 million in 2000, 1999 and 1998, respectively.

      Compaq has an incentive compensation plan for the majority of its employees. Payments under the plan are based on a uniform percentage of employees' base pay as determined by a matrix using financial performance as defined by the plan and customer satisfaction results. Payments are made semiannually. Amounts charged to expense were $106 million, $26 million and $68 million in 2000, 1999 and 1998, respectively.

NOTE 11. RESTRUCTURING AND RELATED ACTIVITIES

      During 2000, Compaq substantially completed all of the actions contemplated under the 1998 and 1999 restructuring plans. In December 2000, Compaq reversed excess reserves of $86 million for employee separations, facility closure costs and other costs related to the 1999 plan. Accrued costs under both plans at December 31, 2000 include amounts for actions that have already been taken, but for which expenditures have not yet been made.

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

      An analysis of accrued costs and amounts charged against the provision follows:

                                                            BEGINNING                  DECEMBER 31,    EXPENDITURES     DECEMBER 31,
 (In millions)                                               ACCRUAL    EXPENDITURES      1999        AND ADJUSTMENTS      2000
                                                            ---------   ------------   ------------   ---------------   ------------
 1999 PLAN
 Employee separations ....................................  $     491   $        (68)  $        423   $          (321)  $        102
 Facility closure costs ..................................         96           --               96               (50)            46
 Contract cancellation and other exit costs ..............        200           (167)            33               (28)             5
                                                            ---------   ------------   ------------   ---------------   ------------
                                                            $     787   $       (235)  $        552   $          (399)  $        153
                                                            ---------   ------------   ------------   ---------------   ------------
 1998 PLAN
 Employee separations ....................................  $   1,131   $       (962)  $        169   $          (106)  $         63
 Facility closure costs ..................................        414           (184)           230              (124)           106
 Relocation ..............................................         99            (65)            34               (18)            16
 Other exit costs ........................................        100            (83)            17               (12)             5
                                                            ---------   ------------   ------------   ---------------   ------------
                                                            $   1,744   $     (1,294)  $        450   $          (260)  $        190
                                                            ---------   ------------   ------------   ---------------   ------------
                                                            $   2,531   $     (1,529)  $      1,002   $          (659)  $        343
                                                            =========   ============   ============   ===============   ============

      Employee separations related to the 1998 and 1999 restructuring plans were 1,100 and 4,900, respectively, during 2000. Total employee separations related to the 1998 and 1999 restructuring plans were 23,400 as of December 31, 2000.

NOTE 12. SEGMENT DATA

      During 2000, Compaq realigned the operations of its Enterprise Solutions and Services segment, which resulted in the formation of two reportable segments: Enterprise Computing and Compaq Global Services. Compaq's other two reportable segments, Commercial Personal Computing and Consumer, were unaffected by the realignment. Enterprise Computing designs, develops, manufactures and markets advanced computing and telecommunication products, including business-critical servers, industry-standard servers and storage products. Compaq Global Services delivers worldwide infrastructure and solution design implementation, management and support services through Professional and Customer Services. Commercial Personal Computing delivers standards-based computing emphasizing Internet access through workstations, desktops, portables, monitors, Internet access devices and life-cycle management products. The Consumer segment targets home users with Internet-ready desktops and portables, printers and related products, as well as Internet access and e-services. Business activities that do not qualify for separate segment reporting are aggregated in Other. Financial data for prior periods has been restated to conform to the current presentation.

      The accounting policies of the segments are the same as those used in the preparation of Compaq's consolidated financial statements. Compaq evaluates the performance of its operating segments based on segment operating income, which includes sales and marketing expenses, research and development costs and other overhead charges directly attributable to the operating segment. Certain expenses which are managed outside of the operating segments are excluded. These consist primarily of corporate and unallocated shared expenses, other income and expense items, and other non-recurring charges such as purchased in-process technology and restructuring and related activities. Corporate and unallocated shared expenses consist primarily of indirect information management expenses, certain costs related to business integration and other general and administrative expenses that are separately managed. Gains and losses associated with sale of businesses and investments are excluded from segment operating income. Compaq does not include inter-segment transfers for management reporting purposes. Asset information by operating segment is not reported since Compaq does not identify assets by segment.

      Summary financial data by operating segment was as follows:
Year ended December 31 (In millions)          2000         1999          1998
                                            --------     --------      --------
ENTERPRISE COMPUTING
        Revenue .......................     $ 14,316     $ 12,974      $ 10,498
        Operating income ..............        2,140        1,201           948
COMPAQ GLOBAL SERVICES
        Revenue .......................        6,993        7,162         3,990
        Operating income ..............          944        1,148           776
COMMERCIAL PERSONAL COMPUTING
        Revenue .......................       13,136       12,185        11,846
        Operating income (loss) .......          289         (448)          (46)
CONSUMER
        Revenue .......................        7,586        5,994         4,932
        Operating income ..............          170          262           183
OTHER
        Revenue .......................          352          210           (97)
        Operating income (loss) .......           27         (281)         (115)
CONSOLIDATED SEGMENT TOTALS
        Revenue .......................     $ 42,383     $ 38,525      $ 31,169
        Operating income ..............     $  3,570     $  1,882      $  1,746

      A reconciliation of Compaq's consolidated segment operating income to consolidated income (loss) before income taxes follows:

Year ended December 31 (In millions)               2000       1999       1998
                                                 --------   --------   --------
Consolidated segment operating income .........  $  3,570   $  1,882   $  1,746
Corporate and unallocated shared expenses .....    (1,117)    (1,156)      (888)
Restructuring and related activities ..........        86       (868)      (393)
Purchased in-process technology ...............      --         --       (3,196)
Other income (expense), net ...................    (1,664)     1,076         69
                                                 --------   --------   --------
Income (loss) before income taxes .............  $    875   $    934   $ (2,662)
                                                 ========   ========   ========

           Geographic revenue and long-lived assets related to operations as of and for the years ended December 31, were as follows:

(In millions)                                         2000      1999      1998
                                                    --------  --------  --------
  Revenue:
      United States ..............................  $ 18,966  $ 17,351  $ 13,981
      Europe, Middle East and Africa .............    14,178    14,420    11,929
      Other ......................................     9,239     6,754     5,259
                                                    --------  --------  --------
                                                    $ 42,383  $ 38,525  $ 31,169
                                                    ========  ========  ========
  Long-lived assets:
      United States ..............................  $  2,229  $  2,332  $  2,166
      Other ......................................     1,202       917       736
                                                    --------  --------  --------
                                                    $  3,431  $  3,249  $  2,902
                                                    ========  ========  ========

NOTE 13. COMMITMENTS, CONTINGENCIES, FINANCIAL INSTRUMENTS AND FACTORS THAT MAY AFFECT FUTURE OPERATIONS

DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

      Compaq primarily utilizes forward contracts and purchased foreign currency options to reduce its exposure to potentially adverse changes in foreign currency exchange rates and simple interest rate swaps to reduce exposure to interest rate volatility. Compaq does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative financial instruments.

      Compaq's program to reduce currency exposure associated with the net monetary assets of Compaq's international subsidiaries includes agreements to exchange various foreign currencies for U.S. dollars. At December 31, 2000 and 1999, such forward contracts to sell foreign currencies, net of forward contracts to purchase foreign currencies aggregated $4.2 billion and $2.6 billion, respectively. Generally, gains and losses associated with currency rate changes on these forward contracts are recorded currently to income and are reflected in accounts receivable or other current liabilities in Compaq's consolidated balance sheet, while the interest element is recognized over the life of each contract. The amount recorded in the consolidated balance sheet approximates the fair value of such contracts at December 31, 2000 and 1999. The maturity dates of the forward contracts which were outstanding at December 31, 2000 ranged from three days to nine months, except for CFS which had forward contracts with maturity dates up to three years.

      Compaq frequently utilizes forward contracts to protect Compaq from the effects of currency fluctuations on anticipated but not firmly committed sales which are expected to occur within a three-month period. These forward contracts generally do not extend beyond the end of any quarter or year. Any gains or losses and the interest element on these forward contracts are recognized as a component of sales during each quarter. In prior years, Compaq hedged a portion of its anticipated but not firmly committed sales of its international marketing subsidiaries using purchased foreign currency options. Realized and unrealized gains and the net premiums on these options are deferred and recognized as a component of revenue in the same period that the related sales occur. Option contracts aggregating $660 million were outstanding at December 31, 1999, related to hedges of sales for the first half of the year. The unrealized gains deferred on these contracts were not material.

      Compaq does periodically enter into interest rate swap transactions for the purpose of hedging interest rate exposure on existing or anticipated liabilities. All interest rate swaps entered into by Compaq are for the sole purpose of hedging existing or anticipated interest rate sensitive positions, and not for speculation. At December 31, 1999, Compaq had entered into interest rate swaps with a notional value of $250 million with maturity dates of up to nine months. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap transactions as an adjustment to interest expense.

      In the event of a failure to honor one of these forward or swap contracts by one of the banks with which Compaq has contracted, management believes any loss, which could be material, would be limited to the exchange rate differential from the time the contract was made until the time it was compensated. In the case of a default by a counterparty to an interest rate swap transaction, management believes any loss would be limited to the interest rate differential between market rates and the rates contractually set in the swap contract. To the extent Compaq has option contracts outstanding, the amount of any loss resulting from a breach of contract would be limited to the amount of premiums paid for the options and the unrealized gain, if any, related to such contracts.

      Compaq enters into various other types of financial instruments in the normal course of business. Fair values for certain financial instruments are based on quoted market prices. For other financial instruments, fair values are based on the appropriate pricing models using current market information. The amounts ultimately realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments. Carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities reflected in the December 31, 2000 and 1999 consolidated balance sheet approximate fair value at these dates.

CONCENTRATION OF CREDIT RISK

      Compaq's cash, cash equivalents, short-term investments and accounts receivable are subject to potential credit risk. Compaq's cash management and investment policies restrict investments to low risk, highly liquid securities and Compaq performs ongoing evaluations of the relative credit standing of the financial institutions with which it deals.

      Compaq distributes products primarily through third-party resellers and as a result, maintains individually significant accounts receivable balances from various major resellers. If the financial condition and operations of these resellers deteriorate, Compaq's operating results could be adversely affected. One such reseller, Ingram Micro, Inc., accounted for approximately 14 percent of consolidated revenue in 2000 and 11 percent of accounts receivable as of December 31, 2000, predominately in the Commercial Personal Computing segment. In 1999, Ingram Micro accounted for approximately 11 percent of consolidated revenue and 8 percent of accounts receivable at December 31, 1999. During these periods, no other customer of Compaq accounted for 10 percent or more of consolidated revenue. In 2000, Compaq's two largest resellers represented approximately 21 percent of consolidated revenue and 15 percent of accounts receivable at December 31, 2000. In 1999, Compaq's four largest resellers represented approximately 22 percent of consolidated revenue and 12 percent of accounts receivable at December 31, 1999. Compaq generally has experienced longer accounts receivable cycles in its emerging markets, in particular Asia-Pacific and Latin America, when compared to its U.S. and European markets. In the event that accounts receivable cycles in these developing markets lengthen further or one or more of Compaq's larger resellers in these regions fails, Compaq's operating results could be adversely affected.

CONTINGENCIES

      Certain of Compaq's resellers finance a portion of their inventories through third-party finance companies. Under the terms of the financing arrangements, Compaq may be required, in limited circumstances, to repurchase certain products from the finance companies. Additionally, Compaq has on occasion guaranteed a portion of certain resellers' outstanding balances with third-party finance companies and financial institutions. Guarantees under these and other arrangements were not significant at December 31, 2000 or 1999.

      In January 2001, Compaq exercised an option to sell an investment in a limited liability corporation accounted for under the equity method. Once the sale of the investment closes and proceeds are received, Compaq expects to record a gain.

FACTORS THAT MAY AFFECT FUTURE OPERATIONS

      Compaq participates in a highly volatile industry that is characterized by intense industry-wide competition for market share. Industry participants confront aggressive pricing practices, continually changing customer demand patterns and rapid technological developments. Compaq's operating results could be adversely affected should Compaq be unable to successfully anticipate customer demand accurately, manage its product transitions, inventory levels and manufacturing processes efficiently, distribute its products quickly in response to customer demand, differentiate its products from those of its competitors or compete successfully in the markets for its new products.

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

      Compaq and certain of its current and former officers and directors are named in two consolidated class action lawsuits pending in the United States District Court for the Southern District of Texas, Houston Division. One lawsuit was filed in 1998 and the other in 1999. The 1998 litigation consolidates five class action lawsuits, brought by persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998. It asserts claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Allegations in the 1998 lawsuit include the claim that the defendants withheld information and made misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock and further alleges that certain of the individual defendants sold Compaq common stock at the inflated prices. The 1999 litigation also consolidates a number of class action lawsuits. The litigation is brought on behalf of purchasers of Compaq common stock between January 27, 1999 and April 9, 1999. It asserts claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; Section 20(a) of the Exchange Act; and Sections 11 and 15 of the Securities Act. Allegations in the 1999 litigation include the claim that certain defendants and Compaq issued a series of materially false and misleading statements concerning Compaq's prospects in 1999 in order to inflate the market price of Compaq's common stock and further alleges that certain of the individual defendants sold Compaq common stock at the inflated prices. Lead counsels for the plaintiffs have been appointed in both the 1998 and 1999 litigation. The plaintiffs seek monetary damages, interest, costs and expenses in both the 1998 and 1999 litigation. In the 1998 litigation, the court entered an order granting class certification on July 18, 2000. Compaq has appealed class certification and is awaiting a decision. Discovery has been stayed by order of the appellate court pending their decision on the class certification appeal. On December 12, 2000, the judge in the 1999 litigation dismissed the consolidated amended complaint after finding that it failed to comply with pleading requirements under the law. The plaintiffs filed a second amended complaint on January 31, 2001, which Compaq will move to dismiss. Compaq is vigorously defending both lawsuits.

      Several purported class action lawsuits were filed against Digital during 1994 alleging violations of the Federal Securities laws arising from alleged misrepresentations and omissions in connection with Digital's issuance and sale of Series A 87/8 percent Cumulative Preferred Stock and Digital's financial results for the quarter ended April 2, 1994. During 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants' motion to dismiss all three cases in their entirety. On May 7, 1996, the United States Court of Appeals for the First Circuit affirmed in part and reversed in part the dismissal of two of the cases, and remanded for further proceedings. The parties are proceeding with discovery.

      Compaq is vigorously defending consumer class action lawsuits alleging various defects in computers sold by Compaq. These lawsuits are pending in Texas, North Carolina, Illinois, California, Colorado and Washington. A class has been certified in the North Carolina case. All of these cases are in the discovery stage. Three of these class actions (Thurmond v. Compaq, LaPray v. Compaq, and Sprung v. Compaq) are part of a series of similar lawsuits filed against other major computer manufacturers, involving claims that the computer industry sold computers with allegedly defective floppy disk controllers. Thurmond is pending in federal district court in Beaumont, Texas; LaPray in Texas state court in Beaumont; Sprung in Colorado federal district court. No class has been certified in any of these cases although a hearing on class certification has been scheduled in the Thurmond case for March 19, 2001. Compaq is also providing information to the federal government and state attorneys general in California and Illinois in response to inquiries regarding floppy disk controllers in computers sold to government entities.

      Non-current other assets as of December 31, 2000 included approximately $97 million ($22 million, net of reserve) owed to Compaq in connection with the sale of products. Compaq believes such amounts were misdirected by its customers to Inacom, which was acting as an agent for Compaq in connection with such sales. Compaq believes that such funds were improperly applied to reduce Inacom's indebtedness to its lenders. Inacom filed for bankruptcy on June 16, 2000 in the District of Delaware Bankruptcy Court. Compaq is seeking to realize the full value of these receivables in an adversary proceeding filed October 20, 2000 against Inacom, Deutsche Bank, A.G. and other Inacom lenders. In the same proceeding, Inacom has sued Compaq for approximately $41 million that Compaq is holding as a setoff against the $97 million. Compaq has recorded a reserve of $75 million related to this asset.

LEASE COMMITMENTS

      Compaq leases certain manufacturing and office facilities and equipment under noncancelable operating leases with terms from one to thirty years. Rent expense for 2000, 1999 and 1998 was $347 million, $283 million and $205 million, respectively.

      Compaq's minimum rental commitments under noncancelable operating leases at December 31, 2000 were approximately $235 million in 2001, $184 million in 2002, $136 million in 2003, $98 million in 2004, $69 million in 2005 and $376 million thereafter.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

      The table below sets forth selected unaudited financial data for each quarter of the last two years.

(In millions, except per share amounts)                                   1ST         2ND         3RD        4TH
                                                                       QUARTER(1)  QUARTER(1)   QUARTER(1)  QUARTER
                                                                       ----------  ----------   ----------  --------
2000
Revenue .............................................................  $    9,505  $   10,135   $   11,217  $ 11,526
Gross margin ........................................................       2,184       2,388        2,683     2,711
Income (loss) before cumulative effect of accounting change(2) ......         322         388          557      (672)
       Basic earnings (loss) per common share(3) ....................  $     0.19  $     0.23   $     0.32  $  (0.39)
       Diluted earnings (loss) per common share(3) ..................  $     0.19  $     0.22   $     0.31  $  (0.39)
Net income (loss) ...................................................         296         388          557      (672)
       Basic earnings (loss) per common share(3) ....................  $     0.17  $     0.23   $     0.32  $  (0.39)
       Diluted earnings (loss) per common share(3) ..................  $     0.17  $     0.22   $     0.31  $  (0.39)

1999
Revenue .............................................................  $    9,419  $    9,420   $    9,208  $ 10,478
Gross margin ........................................................       2,327       1,936        2,136     2,328
Net income (loss)(4) ................................................         281        (184)         140       332
Earnings (loss) per common share(3)
   Basic ............................................................  $     0.17  $    (0.10)  $     0.08  $   0.20
   Diluted ..........................................................  $     0.16  $    (0.10)  $     0.08  $   0.19

------------

(1) Effective January 1, 2000, Compaq adopted Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, as amended. Compaq has restated its results for the first three quarters of the year ended December 31, 2000.

(2) Includes a $1.7 billion charge for impairment of investments in the fourth quarter of 2000.

(3) Earnings (loss) per common share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

(4) Includes a $1.2 billion gain on the sale of a business and an $868 million charge for restructuring and related charges to realign Compaq's organization, reduce infrastructure and overhead, and eliminate excess and duplicative facilities occurring in the third quarter of 1999.

PART III

ITEMS 10 TO 13 INCLUSIVE.

      These items have been omitted in accordance with the general instructions to Form 10-K Annual Report. The Registrant will file with the Securities and Exchange Commission (the "Commission") in March 2001, pursuant to Regulation 14A, a definitive proxy statement that will involve the election of directors. The information required by these items will be included in such proxy statement and are incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) The following documents are filed as a part of this report:

   1.     Financial Statements:
            Audit Reports
            Consolidated Balance Sheet at December 31, 2000 and 1999 Consolidated Statement of Income for each of the three years in the period ended December 31, 2000
            Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2000
            Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 31, 2000
            Notes to Consolidated Financial Statements

            Financial Statement Schedule:
              Audit Reports
              For each of the three years in the period ended December 31, 2000
              Schedule II:  Valuation and Qualifying Accounts

            All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

   2.     Exhibits.

            Exhibits identified in parentheses below, on file with the Commission are incorporated by reference as exhibits.

     EXHIBIT
       NO.                            DESCRIPTION OF EXHIBITS
     -------                          -----------------------

       3.1 Restated Certificate of Amendment (Exhibit 3.1 to Form 10-K for the year ended December 31, 1997).

       3.2 By-laws (Exhibit No. 3.2 to Form 10-Q for the quarter ended September 30, 1997).

       10.1 1985 Stock Option Plan (Exhibit 10.3 to Form 10-K for the year ended December 31, 1991, Commission File No. 1-09026).*

       10.2 1985 Executive and Key Employees Stock Option Plan, as amended (Exhibit 10.3 to 1989 Second Quarter Form 10-Q, Commission File No. 1-09026).*

       10.3 1985 Nonqualified Stock Option Plan, as amended (Exhibit 10.4 to 1989 Second Quarter Form 10-Q, Commission File No. 1-09026).*

       10.4 Forms of Stock Option Agreements relating to Exhibits 10.1 through 10.3 (Exhibit 10.6 to Form 10-K for the year ended December 31, 1987, Commission File No. 1-09026).*

       10.5 1989 Equity Incentive Plan, as amended (Exhibit 10.6 to 1997 Form 10-K).*

       10.6 Form of Stock Option Notice relating to Exhibit 10.5, as amended (Exhibit 10.7 to 1996 Form 10-K).*

       10.7 1995 Equity Incentive Plan, as amended (Exhibit 10.8 to 1997 Form 10-K).*

       10.8 Form of Stock Option Notice relating to Exhibit 10.7, as amended (Exhibit 10.9 to 1996 Form 10-K).*

       10.9 Bonus Incentive Plan (Exhibit 10.11 to Form 10-K for the year ended December 31, 1995).*

       10.10 Stock Option Plan for Non-Employee Directors, as amended (Exhibit 10.11 to 1997 Form 10-K).*

       10.11 Forms of Stock Option Notice relating to Exhibit 10.10 (Exhibit 10.9 to 1996 Form 10-K).*

       10.12 Form of letter agreement between Compaq and its executive officers (Exhibit 10.16 to 1991 Form 10-K, Commission File No. 1-09026).*

       10.13      Deferred Compensation and Supplemental Savings Plan (Exhibit
                  4.1 to Registration Statement No. 333-42375 on Form S-8).*

       10.14 First Amendment to Deferred Compensation and Supplemental Savings Plan (Exhibit 4.2 to Registration Statement No. 333-42375 on Form S-8).*

       10.15 1998 Stock Option Plan (Exhibit 10.20 to Form 10-Q for the quarter ended March 31, 1998).*

       10.16 Form of Nonqualified Stock Option Agreement for Member of the Office of the Chief Executive Officer between Compaq and each of Benjamin M. Rosen, Robert Ted Enloe III and Frank P. Doyle (Exhibit 10.17 to 1999 Form 10-K).*

       10.17 U.S. $1,000,000,000 Revolving Credit Agreement (364-Day) dated as of October 1, 1999 among Compaq Computer Corporation, Bank of America, N.A., as Sole Administrative Agent, The Chase Manhattan Bank and Citibank, N.A., as Syndication Agents, and The Banks party thereto, arranged by Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (Exhibit 10.18 to Form 10-Q for the quarter ended September 30, 1999).

       10.18 $3,000,000,000 Credit Agreement dated as of September 22, 1997, among Compaq Computer Corporation, the banks signatory thereto and Bank of America National Trust and Savings Association, as Administrative Agent (Exhibit 10.19 to 1997 Form 10-K).

       10.19 Amendment No. 1 to $3,000,000,000 Credit Agreement dated as of October 2, 1998, among Compaq Computer Corporation, the banks signatory thereto and Bank of America National Trust and Savings Association, as Administrative Agent (Exhibit 10.22 to Form 10-Q for the quarter ended September 30, 1998).

       10.20 $5,000,000 Promissory Note dated July 22, 1999, between Michael D. Capellas and Compaq Computer Corporation (Exhibit
                  10.23 to 1999 Form 10-K).

       10.21 Asset Purchase Agreement dated as of January 4, 2000 between Compaq Computer Corporation, ITY Corp. and InaCom Corp. with Exhibits (Exhibit 10.25 to 1999 Form 10-K).

       10.22 First Amendment to the Asset Purchase Agreement dated as of February 16, 2000 between Compaq Computer Corporation, ITY Corp. and InaCom Corp. with Exhibits (Exhibit 10.26 to 1999 Form 10-K).

       10.23 Revolving Credit Facility Commitment Letter dated February 16, 2000 between Compaq Computer Corporation, ITY Corp. and InaCom Corp. (Exhibit 10.27 to 1999 Form 10-K).

       10.24 Services, Supply and Sales Agreement dated February 16, 2000 between Compaq

                  Computer Corporation, ITY Corp. and InaCom Corp. (Exhibit
                  10.28 to 1999 Form 10-K).

       10.25 Service Level Agreement dated February 16, 2000 between Compaq Computer Corporation, ITY Corp. and InaCom Corp. (Exhibit
                  10.29 to 1999 Form 10-K).

       10.26 Indenture dated May 2, 2000 between Compaq Computer Corporation and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Registration Statement of Compaq Computer Corporation on Form S-3 (Reg. No. 333-36750)). (Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).

       10.27 Designation of Terms of Compaq Computer Corporation 7.45% Global Note due August 1, 2002 and 7.65% Global Note due August 1, 2005. (Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2000).

       10.28 Form of Compaq Computer Corporation 7.45% global Note Due August 1, 2002. (Exhibit 4.3 to Form 10-Q for the quarter ended September 30, 2000).

       10.29 Form of Compaq Computer Corporation 7.65% Global Note Due August 1, 2005. (Exhibit 4.4 to Form 10-Q for the quarter ended September 30, 2000).

       10.30 $2,200,000,000 Revolving Credit Agreement (364-Day) dated as of September 29, 2000, among Compaq Computer Corporation, The Chase Manhattan Bank, as sole Administrative Agent, Bank of America National Association, as Syndication Agent, CitiBank, N.A., and Bank One, N.A., as Documentation Agents, and the other banks party thereto. (Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2000).

       10.31 Retention Agreement dated September 8, 2000 between Compaq Computer Corporation and Michael J. Larson. (Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2000).*

       10.32 Employment Agreement effective as of October 20, 2000, between Compaq Computer Corporation and Michael D. Capellas.*

       10.33      Form of Executive Officers Severance Agreement.*

       10.34      Form of Restricted Stock Grant Notice - 1989 Equity Incentive
                  Plan*

       21         Subsidiaries.

       23.1       Consent of Ernst & Young LLP, independent auditors

       23.2       Consent of PricewaterhouseCoopers LLP, independent accountants

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

            (ii) Report on Form 8-K dated December 4, 2000, containing Compaq's news release dated December 1, 2000, announcing the Board of Directors authorization of the company repurchasing up to $1 billion of Compaq common shares.

            (iii) Report on Form 8-K dated December 13, 2000, containing
                  Compaq's news release dated December 12, 2000, reporting that revenue and earnings for its fourth quarter ending December 31, 2000, would be below market expectations.

            (iv) Report on Form 8-K dated January 24, 2001, containing Compaq's news release dated January 23, 2001, reporting revenue of $11.5 billion for the fourth quarter ended December 31, 2000, an increase of 10 percent year-over-year, or 19 percent in constant currency.

            (v) Report on Form 8-K dated January 24, 2001, stating that on January 23, 2001, Compaq posted to its website its "Business Outlook and Discussion of Financial Results, Fourth Quarter 2000," to supplement the information in the release of its financial results for the quarter ended December 31, 2000.

            (vi) Report on Form 8-K dated January 26, 2001, announcing the appointment of Sanford M. Litvack to its Board of Directors.

Compaq, the Compaq logo, Aero, AlphaServer, Deskpro, NonStop, Himalaya, Presario, ProLiant, and StorageWorks Registered in U.S. Patent and Trademark Office. Alpha, iPAQ, OpenVMS, SANworks, TaskSmart, and Tru64 are trademarks of Compaq Information Technologies Group, L.P. in the U.S. and other countries. Microsoft, Outlook, Windows, Windows NT are trademarks of Microsoft Corporation in the U.S. and other countries. Intel, Celeron, Pentium, SpeedStep, and Itanium are trademarks of Intel Corporation in the U.S. and other countries. UNIX is a trademark of The Open Group in the U.S. and other countries. All other product names mentioned herein may be trademarks or registered trademarks of their respective companies.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of February, 2001.

                                          COMPAQ COMPUTER CORPORATION


                                          By:      /S/  MICHAEL D. CAPELLAS
                                               Michael D. Capellas, Chairman and
                                                    Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           SIGNATURE                      TITLE                    DATE

                                 Chairman and                   February 9, 2001
/S/ MICHAEL D. CAPELLAS          Chief Executive Officer
   (Michael D. Capellas)        (principal executive officer)

                                 Senior Vice President,         February 9, 2001
/S/ JESSE J. GREENE, JR.         Finance and Administration,
   (Jesse J. Greene, Jr.)        and Chief Financial Officer
                                (principal financial officer and
                                 principal accounting officer)

/S/ LAWRENCE T. BABBIO, JR.      Director                       February 9, 2001
   (Lawrence T. Babbio, Jr.)

/S/ JUDITH L. CRAVEN             Director                       February 9, 2001
   (Judith L. Craven)

/S/ ROBERT TED ENLOE III         Director                       February 9, 2001
   (Robert Ted Enloe, III)

/S/ GEORGE H. HEILMEIER          Director                       February 9, 2001
   (George H. Heilmeier)

/S/ PETER N. LARSON              Director                       February 9, 2001
   (Peter N. Larson)

/S/ KENNETH L. LAY               Director                       February 9, 2001
   (Kenneth L. Lay)

/S/ SANFORD M. LITVACK           Director                       February 9, 2001
   (Sanford M. Litvack)

/S/ THOMAS J. PERKINS            Director                       February 9, 2001
   (Thomas J. Perkins)

/S/ KENNETH ROMAN                Director                       February 9, 2001
   (Kenneth Roman)

/S/ LUCILLE S. SALHANY           Director                       February 9, 2001
   (Lucille S. Salhany)

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of Compaq Computer Corporation

We have audited the consolidated financial statements of Compaq Computer Corporation as of December 31, 2000 and for the year then ended and have issued our report thereon dated January 23, 2001 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedule as of December 31, 2000 and for the year then ended listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                      /s/ Ernst & Young LLP

Houston, Texas
January 23, 2001

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Compaq Computer Corporation

Our audits of the consolidated financial statements referred to in our report dated January 25, 2000 appearing in this Annual Report on Form 10-K of Compaq Computer Corporation also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K as of December 31, 1999 and 1998 and for each of the two years in the period ended December 31, 1999. In our opinion, the financial statement schedule as of December 31, 1999 and 1998 and for each of the two years in the period ended December 31, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We have not audited the consolidated financial statements or financial statement schedule of Compaq Computer Corporation for any period subsequent to December 31, 1999.



/s/ PricewaterhouseCoopers LLP
Houston, Texas
January 25, 2000

                                                                    SCHEDULE II

                           COMPAQ COMPUTER CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31 (In millions)                    2000     1999     1998
                                                       ------   ------   ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance, beginning of period ........................  $  222   $  318   $  243
Additions due to acquisition ........................    --       --        114
Additions charged to expense ........................      82       43       61
Deductions (Accounts receivable write-offs) .........     (93)    (139)    (100)
                                                       ------   ------   ------
Balance, end of period ..............................  $  211   $  222   $  318
                                                       ======   ======   ======