Form 10-Q
period 2001-03-31
COMPAQ COMPUTER CORP
filed 2001-04-25
CIK 714154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

Yes [X]   No [   ]

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of March 31, 2001, was approximately 1.7 billion.

COMPAQ COMPUTER CORPORATION

FORM 10-Q
Three Months Ended March 31, 2001

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 6.	Exhibits and Reports on Form 8-K	22
	Signatures	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPAQ COMPUTER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
(In millions, except par value)	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$2,642	$2,569

Trade accounts receivable, net	5,873	6,715

Leases and other accounts receivable	1,913	1,677

Inventories	2,023	2,161

Other assets	2,034	1,989

Total current assets	14,485	15,111

Property, plant and equipment, net	3,453	3,431

Other assets, net	5,939	6,314

Total assets	$23,877	$24,856

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$650	$711

Accounts payable	3,845	4,233

Deferred income	1,193	1,089

Other liabilities	5,008	5,516

Total current liabilities	10,696	11,549

Long-term debt	575	575

Postretirement and other postemployment benefits	647	652

Commitments and contingencies Stockholders’ equity:

Preferred stock, $.01 par value

Shares authorized: 10 million; shares issued: none	—	—

Common stock and capital in excess of $.01 par value

Shares authorized: 3 billion Shares issued: March 31, 2001 — 1,746 million December 31, 2000 — 1,742 million	8,085	8,039

Retained earnings	5,383	5,347

Accumulated other comprehensive income (loss)	(88)	27

Treasury stock (shares: March 31, 2001 — 59 million December 31, 2000 — 53 million)	(1,421)	(1,333)

Total stockholders’ equity	11,959	12,080

Total liabilities and stockholders’ equity	$23,877	$24,856

See accompanying notes to interim condensed consolidated financial statements.

COMPAQ COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three months ended March 31,

(In millions, except per share amounts)	2001	2000

Revenue:

Products	$7,496	$7,812

Services	1,701	1,693

Total revenue	9,197	9,505

Cost of sales:

Products	5,893	6,108

Services	1,212	1,213

Total cost of sales	7,105	7,321

Selling, general and administrative	1,438	1,401

Research and development	364	356

Restructuring and related charges	249	—

Other (income) expense, net	(70)	(46)

	1,981	1,711

Income before income taxes	111	473

Provision for income taxes	33	151

Income before cumulative effect of accounting change	78	322

Cumulative effect of accounting change, net of tax	—	(26)

Net income	$78	$296

Earnings per common share:

Basic:

Before cumulative effect of accounting change	$0.05	$0.19

Cumulative effect of accounting change, net of tax	—	(0.02)

	$0.05	$0.17

Diluted:

Before cumulative effect of accounting change	$0.05	$0.19

Cumulative effect of accounting change, net of tax	—	(0.02)

	$0.05	$0.17

Shares used in computing earnings per common share:

Basic	1,685	1,697

Diluted	1,712	1,740

See accompanying notes to interim condensed consolidated financial statements.

COMPAQ COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended March 31,

(In millions)	2001	2000

Cash flows from operating activities:

Net income	$78	$296

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	388	320

Restructuring and related charges	249	—

Deferred income taxes and other	(25)	(4)

Changes in assets and liabilities, net of effects of acquired businesses	(191)	(1,182)

Net cash provided by (used in) operating activities	499	(570)

Cash flows from investing activities:
Capital expenditures, net	(370)	(252)
Proceeds from sale of investments	228	101
Decrease in short-term investments	—	636
Acquisitions of businesses, net of cash acquired	—	(370)
Other investing activities, net	(116)	(156)

Net cash used in investing activities	(258)	(41)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	(61)	1,099

Common stock transactions, net	(55)	6

Dividends to stockholders	(42)	(42)

Net cash provided by (used in) financing activities	(158)	1,063

Effect of exchange rate changes on cash and cash equivalents	(10)	57

Net increase in cash and cash equivalents	73	509

Cash and cash equivalents at beginning of period	2,569	2,666

Cash and cash equivalents at end of period	$2,642	$3,175

Supplemental Cash Flow Information

	Three months ended March 31,

	2001	2000

Acquisitions of businesses
Fair value of:
Assets acquired	$—	$471

Liabilities assumed	—	(95)
Options issued	—	(6)
Cash paid	$—	$370

See accompanying notes to interim condensed consolidated financial statements.

COMPAQ COMPUTER CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

      The accompanying interim condensed consolidated financial statements of Compaq Computer Corporation (“Compaq”) as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 have been prepared on substantially the same basis as Compaq’s annual consolidated financial statements and should be read in conjunction with Compaq’s Annual Report on Form 10-K for the year ended December 31, 2000. The interim condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year.

      Compaq purchased certain assets and liabilities of InaCom Corp. (“Inacom”) in February 2000. This transaction was accounted for as a purchase. Compaq’s interim condensed consolidated financial statements include the results of operations from the respective date of acquisition through March 31, 2001.

Note 2 — Accounting Changes

      Effective January 1, 2001, Compaq adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Under FAS 133, all derivatives must be recognized as assets or liabilities and measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of this statement did not have a significant impact on Compaq’s financial position or results of operations.

      Effective January 1, 2000, Compaq adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended (“SAB 101”), issued by the Securities and Exchange Commission in December 1999. Compaq’s adoption of SAB 101 resulted in a change in method of accounting for certain revenue product shipments. The cumulative effect of this accounting change was $38 million ($26 million, net of tax). The accounting change did not have a material effect on revenue or quarterly earnings during 2000. Compaq has restated its results for the three month period ended March 31, 2000.

Note 3 — Acquisitions

      In February 2000, Compaq acquired certain configuration and distribution assets of Inacom, a provider of information technology services and products, for approximately $370 million in cash and the assumption of certain related liabilities. The acquisition was accounted for as a purchase. The estimated purchase price was allocated to the assets acquired and liabilities assumed, including goodwill of $230 million.

Note 4 — Restructuring and Related Charges

      In March 2001, Compaq’s management approved a restructuring plan to realign its organization and reduce operating costs. Compaq combined its commercial and consumer personal computer operations into a single Access business to capitalize on technical similarities between the two groups, derive greater internal operating efficiencies and simplify product offerings. Compaq is also implementing significant changes in supply chain operations designed to lower order cycle time, reduce channel inventory and improve account and order management. Accordingly, Compaq plans to reduce associated employee positions by approximately 4,500 worldwide. Of the positions being eliminated, approximately 2,500 will result from the closure of certain manufacturing facilities and the consolidation of the commercial and consumer operations. The balance will come largely from administrative functions.

      Restructuring and related charges of $249 million were expensed during the quarter ended March 31, 2001. These charges were comprised of $173 million related to employee separations, $64 million of related asset impairment charges and $12 million for other exit costs. Employee separation benefits include severance, medical and other benefits. Compaq expects to substantially complete the initiatives contemplated in its restructuring plan by December 31, 2001.

Note 5 — Certain Balance Sheet Components

      Raw materials, work in progress and finished goods were $520 million, $255 million and $1.2 billion, respectively, at March 31, 2001 and $540 million, $298 million and $1.3 billion, respectively, at December 31, 2000.

      Accumulated depreciation was $3.8 billion and $3.6 billion at March 31, 2001 and December 31, 2000, respectively.

      At March 31, 2001 and December 31, 2000, Compaq held $594 million and $864 million of equity investments, respectively, included in other non-current assets. As of March 31, 2001, the cost basis and fair value of Compaq’s available-for-sale securities were approximately $351 million and $260 million, respectively. Gross unrealized gains and gross unrealized losses related to these investments were $63 million and $154 million, respectively at March 31, 2001.

      In May 2000, Compaq filed a shelf registration statement for debt securities with the Securities Exchange Commission to register $2.0 billion of debt securities. In August 2000, Compaq placed under its effective registration statement $300 million of unsecured 7.65 percent notes that mature on August 1, 2005, and $275 million of unsecured 7.45 percent notes that mature on August 1, 2002 (collectively, the “Notes”), unless previously redeemed. Interest is payable on the Notes on February 1 and August 1 of each year. The fair value of the Notes approximates carrying value. In February 2001, Compaq established under the registration statement a $1.4 billion medium term notes program for issuance of debt securities due nine months or more from date of issue. Currently, no medium-term notes have been sold under this shelf registration statement. The net proceeds from the sale of these debt securities will be used for general corporate purposes (including investments in Compaq Financial Services Corporation and other subsidiaries), capital expenditures and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes).

      On January 26, 2001, the Board of Directors of Compaq approved a cash dividend of $0.025 per share of common stock, or approximately $42 million, to stockholders of record as of March 31, 2001, payable on April 20, 2001. On February 22, 2000, the Board of Directors of Compaq approved a cash dividend of $0.025 per share of common stock, or approximately $42 million, to stockholders of record as of March 31, 2000, paid on April 20, 2000.

Note 6 — Financial Instruments

      Compaq manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of Compaq’s foreign currency hedging activities is to manage the volatility associated with foreign currency revenues and other assets and liabilities created in the normal course of business. Principal currencies hedged include the Euro, Japanese yen and British pound. Compaq primarily utilizes forward exchange contracts to protect against exposure related to those assets and liabilities that impact the income statement when remeasured according to accounting principles generally accepted in the United States.

      Compaq also utilizes purchased forward exchange contracts which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales. Gains and losses on these instruments are recorded in OCI until the underlying transaction is recognized in earnings. The favorable earnings impact of $84 million for the period ended March 31, 2001 is reported in net revenues to match the underlying transactions being hedged. No cash flow hedges were discontinued during the quarter ended March 31, 2001.

Note 7 — Comprehensive Income (Loss)

      The components of comprehensive income (loss), net of tax, are listed below:

	Three months ended March 31,

(In millions)	2001	2000

Net income	$78	$296

Other comprehensive income (loss):

Foreign currency translations	6	1

Unrealized gains on cash flow hedges	14	—

Unrealized gains (losses) on investments	(135)	55

Comprehensive income (loss)	$(37)	$352

Note 8 — Other Income and Expense

      Other (income) and expense consisted of the following:

	Three months ended March 31,

(In millions)	2001	2000

Interest and dividend income	$(110)	$(46)

Investment income, net	(75)	(68)

Interest expense	62	57

Currency losses, net	41	6

Other expense, net	12	5

	$(70)	$(46)

      Other income and expense included investment income of $75 million, net of unrelated investment impairment charges, and interest income of $61 million resulting primarily from the sale of an investment in a limited liability corporation.

Note 9 — Earnings per Common Share

      Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Stock options to purchase 175 million and 44 million shares of common stock for the three month periods ended March 31, 2001 and 2000, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares.

Note 10 — Segment Data

      First quarter 2001 segment results reflected changes made in the organization of Compaq’s business segments and its expense allocation methodology. Compaq has combined commercial personal computing with consumer to form the Access business. In addition, the results of Compaq’s financing business, which were previously reflected in the Other segment category, were included in the Compaq Global Services segment in the first quarter of 2001. Further, Compaq allocated certain shared expenses, such as information management, facilities and marketing costs, to the segments during the first quarter of 2001. Financial data for prior periods has been restated to conform to the current presentation. Exhibit 99 includes additional prior period restated segment data.

      Summary financial data by business segment follows:

	Three months ended March 31,

(In millions)	2001	2000

Enterprise Computing

Revenue	$2,908	$2,953

Operating income	132	262

Access

Revenue	4,374	4,704

Operating income (loss)	(82)	15

Compaq Global Services

Revenue	1,935	1,863

Operating income	254	212

Segment Eliminations and Other

Revenue	(20)	(15)

Operating income	20	3

Consolidated Segment Totals

Revenue	$9,197	$9,505

Operating income	$324	$492

      A reconciliation of Compaq’s consolidated segment operating income to consolidated income before income taxes follows:

	Three months ended March 31,

(In millions)	2001	2000

Consolidated segment operating income	$324	$492

Unallocated corporate expenses	(34)	(65)

Restructuring and related charges	(249)	—

Other income (expense), net	70	46

Income before income taxes	$111	$473

Note 11 — Commitments and Contingencies

Litigation

      Compaq is subject to legal proceedings and claims that arise in the ordinary course of business. Compaq does not believe that the outcome of any of those matters will have a material adverse effect on Compaq’s consolidated financial position, operating results or cash flows.

      Compaq and certain of its current and former officers and directors are named in two consolidated class action lawsuits pending in the United States District Court for the Southern District of Texas, Houston Division (“USDC — Houston”). One lawsuit was filed in 1998 and the other in 1999. The 1998 litigation consolidates five class action lawsuits, brought by persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998. It asserts claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Allegations in the 1998 lawsuit include the claim that the defendants withheld information and made misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq’s common stock and further alleges that certain of the individual defendants sold Compaq common stock at the inflated prices. The 1999 litigation also consolidates a number of class action lawsuits. The litigation is brought on behalf of purchasers of Compaq common stock between January 27, 1999 and April 9, 1999. It asserts claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; Section 20(a) of the Exchange Act; and Sections 11 and 15 of the Securities Act. Allegations in the 1999 litigation include the claim that certain defendants and Compaq issued a series of materially false and misleading statements concerning Compaq’s prospects in 1999 in order to inflate the market price of Compaq’s common stock and further alleges that certain of the individual defendants sold Compaq common stock at the inflated prices. Lead counsels for the plaintiffs have been appointed in both the 1998 and 1999 litigation. The plaintiffs seek monetary damages, interest, costs and expenses in both the 1998 and 1999 litigation. In the 1998 litigation, the USDC — Houston entered an order granting class certification on July 18, 2000. Compaq has appealed class certification and the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit Appellate Court”) will hear arguments in June 2001. Discovery has been stayed by order of the Fifth Circuit Appellate Court pending their decision on the class certification appeal. On December 12, 2000, the USDC — Houston judge in the 1999 litigation dismissed the consolidated amended complaint after finding that it failed to comply with pleading requirements under the law. The plaintiffs filed a second amended complaint on January 31, 2001. Compaq moved to dismiss the second amended complaint on March 6, 2001 and is awaiting a ruling from the USDC — Houston. Compaq is vigorously defending both lawsuits.

      Several purported class action lawsuits were filed against Digital during 1994 alleging violations of the Federal Securities laws arising from alleged misrepresentations and omissions in connection with

Digital’s issuance and sale of Series A 87/8 percent Cumulative Preferred Stock and Digital’s financial results for the quarter ended April 2, 1994. During 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts (“USDC — Massachusetts”). On August 8, 1995, the USDC — Massachusetts granted the defendants’ motion to dismiss all three cases in their entirety. On May 7, 1996, the United States Court of Appeals for the First Circuit affirmed in part and reversed in part the dismissal of two of the cases, and remanded for further proceedings. Compaq recently agreed to settle the two remaining class actions for approximately $5 million. This settlement has been preliminarily approved by the USDC — Massachusetts. Final approval is subject to a fairness hearing, which will be held on June 18, 2001.

      Compaq is vigorously defending consumer class action lawsuits alleging various defects in computers sold by Compaq. These lawsuits are pending in Texas, North Carolina, Illinois, California, Colorado and Washington. A class has been certified in the North Carolina case. All of these cases are in the discovery stage. Three of these class actions (Thurmond v. Compaq, LaPray v. Compaq, and Sprung v. Compaq) are part of a series of similar lawsuits filed against other major computer manufacturers, involving claims that the computer industry sold computers with allegedly defective floppy disk controllers. Thurmond is pending in the United States District Court for the Eastern District of Texas in Beaumont, Texas; LaPray in the District Court of Jefferson County, Texas, 60th Judicial District in Beaumont; Sprung in the United States District Court for the District of Colorado (“USDC — Colorado”). On March 2, 2001, the judge in Thurmond granted summary judgment in Compaq’s favor on plaintiffs’ Federal claims, holding that plaintiffs had failed to prove the requisite amount of damages. The judge also refused to exercise jurisdiction over plaintiffs’ remaining state law claims, which plaintiffs are now pursuing in the LaPray action, where a class certification hearing will be held in June 2001. The Sprung case has been stayed while the USDC — Colorado considers Compaq’s motion to dismiss. Compaq continues to provide information to the Federal government and state attorneys general in California and Illinois in response to inquiries regarding floppy disk controllers in computers sold to government entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Founded in 1982, Compaq Computer Corporation (“Compaq”) is a leading global provider of enterprise technology and solutions. Compaq designs, develops, manufactures and markets hardware, software, solutions and services, including industry-leading enterprise computing solutions, fault-tolerant business-critical solutions, communication products, and desktop and portable personal computers that are sold in more than 200 countries.

      The following discussion should be read in conjunction with the interim condensed consolidated financial statements presented in Item 1.

Results of Operations

      Compaq purchased certain assets and liabilities of InaCom Corp. (“Inacom”) in February 2000. This transaction was accounted for as a purchase. Accordingly, Compaq’s interim condensed consolidated financial statements include the results of operations from the date of acquisition through March 31, 2001.

      First quarter 2001 segment results reflected changes made in the organization of Compaq’s business segments and its expense allocation methodology. Compaq has combined commercial personal computing with consumer to form the Access business. In addition, the results of Compaq’s financing business, which were previously reflected in the Other segment category, were included in the Compaq Global Services segment in the first quarter of 2001. Further, Compaq allocated certain shared expenses, such as information management, facilities and marketing costs, to the segments during the first quarter of 2001. Financial data for prior periods has been restated to conform to the current presentation. Exhibit 99 includes additional prior period restated segment data.

      Summary financial data by business segment follows:

	Three months ended March 31,

(In millions)	2001	2000

Enterprise Computing
Revenue	$2,908	$2,953

Operating income	132	262

Access
Revenue	4,374	4,704

Operating income (loss)	(82)	15

Compaq Global Services
Revenue	1,935	1,863

Operating income	254	212

Segment Eliminations and Other
Revenue	(20)	(15)

Operating income	20	3

Consolidated Segment Totals
Revenue	$9,197	$9,505

Operating income	$324	$492

      A reconciliation of Compaq’s consolidated segment operating income to consolidated income before income taxes follows:

	Three months ended March 31,

(In millions)	2001	2000

Consolidated segment operating income	$324	$492

Unallocated corporate expenses	(34)	(65)

Restructuring and related charges	(249)	—

Other income (expense), net	70	46

Income before income taxes	$111	$473

Overview

      Compaq reported first quarter consolidated revenue of $9.2 billion, a decrease of 3 percent compared with the first quarter of 2000, or an increase of 1 percent adjusted for the effects of currency. Lower revenue in Access and Enterprise Computing was partially offset by higher revenue in Compaq Global Services. The decline in consolidated revenue resulted primarily from a slowing economy in the United States. Revenue outside the United States accounted for 61 percent of revenue during the quarter and grew 17 percent adjusted for the effects of currency.

      Consolidated gross margin of $2.1 billion declined 0.2 percentage points to 22.7 percent of revenue for the quarter ended March 31, 2001 compared with the first quarter of 2000. Higher margins in Compaq Global Services were offset by lower margins in Access and Enterprise Computing.

      Consolidated operating expense was relatively unchanged at $1.8 billion for the first quarter of 2000 and 2001. Compared with the fourth quarter of 2000, operating expense (excluding special items) declined $169 million, or 9 percent, as Compaq began substantial actions to reduce structural costs in response to a declining market in the United States.

      For the first quarter of 2001, Compaq’s net income (excluding special items) was $200 million, or $0.12 per diluted common share, compared with $252 million, or $0.14 per diluted common share in the prior year quarter. On a reported basis, Compaq’s consolidated net income was $78 million, or $0.05 per diluted common share, for the first quarter of 2001, compared with $296 million, or $0.17 per diluted common share, in the prior year quarter.

      Special items in the first quarter of 2001 included a restructuring charge of $249 million, net investment income of $75 million and related tax effects, while special items in the first quarter of 2000 included net investment income of $68 million and related tax effect.

Enterprise Computing

      Enterprise Computing designs, develops, manufactures and markets advanced computing and telecommunication products, including business-critical servers, industry-standard servers and storage products.

Revenue

      Enterprise Computing revenue decreased $45 million, or 2 percent, compared with the first quarter of 2000 and represented 32 percent of consolidated revenue during the quarter. Revenue benefited from strong growth in external storage and enterprise software sales resulting from continued

customer acceptance of Storage Area Networks. Total storage capacity shipped was approximately 18,000 terabytes during the quarter, an increase of 38 percent over the prior year quarter. Such growth was offset primarily by lower revenue from industry standard servers as the economic slowdown in the United States led to lower technology spending and a competitive pricing environment. In international markets, Enterprise Computing revenue grew 29 percent adjusted for the effects of currency compared with the prior year quarter.

Operating Income

      Enterprise Computing operating income decreased $130 million, or 50 percent, in the first quarter of 2001 as compared with the corresponding period in 2000. A favorable shift in mix to higher margin enterprise storage products was more than offset by an aggressive pricing environment for industry standard servers in the United States. Operating expense increased due to technology investments and higher market development costs.

Access

      The Access business delivers products and solutions targeting the convergence of business and home-user computing for the Internet-connected world.

Revenue

      Access revenue decreased $330 million, or 7 percent, compared with the first quarter of 2000 and represented 48 percent of consolidated revenue during the quarter. While revenue grew modestly in commercial products, consumer products revenue declined significantly due to weakness in the United States market and a shift in spending toward PC related devices. Access revenue outside the United States grew 15 percent adjusted for the effects of currency compared with the prior year quarter.

Operating Income

      The Access business incurred an operating loss of $82 million during the quarter compared with operating income of $15 million in the first quarter of 2000. The operating loss was primarily driven by an aggressive pricing environment and weakness in the United States market as noted above. While these factors contributed to a loss in the consumer business, the commercial business generated an operating profit, continuing to benefit from its improved business model.

Compaq Global Services

      Compaq Global Services delivers worldwide infrastructure and solution design implementation, management and support services, as well as leasing and asset management services.

Revenue

      Compaq Global Services revenue increased $72 million, or 4 percent, compared with the first quarter of 2000 and represented 21 percent of consolidated revenue. Adjusted for the effects of currency, revenue increased 9 percent compared with the first quarter of 2000. Compaq Global Services revenue benefited from growth in Windows 2000 and Exchange 2000 deployment businesses. Growth in Compaq’s FutureSourcing™ practice also contributed to higher revenue as more companies outsource to reduce costs during the current economic downturn in the United States. In addition, revenue benefited from increased service attach rates, driven by strong Compaq ProLiant™ server and storage product attachment, and strong growth in leasing revenue.

Operating Income

      Compaq Global Services operating income increased $42 million, or 20 percent, during the quarter compared with the first quarter of 2000. Operating income in this segment remained strong at 13 percent of revenue compared with 11 percent in the prior year quarter. Improved results from Compaq’s professional services organization drove higher profitability in this segment due to higher revenue chargeability and management’s continued focus on improving results in this business. Intense efforts to reduce operating costs also contributed to higher operating income.

Unallocated Corporate Expenses

      The results of the business segments exclude separately managed unallocated corporate expenses, which are comprised primarily of general and administrative costs as well as other items not controlled by the business segments. Unallocated corporate expenses decreased from $65 million in the first quarter of 2000 to $34 million in the first quarter of 2001.

Restructuring and Related Charges

      In March 2001, Compaq’s management approved a restructuring plan to realign its organization and reduce operating costs. Compaq combined its commercial and consumer personal computer operations into a single Access business to capitalize on technical similarities between the two groups, derive greater internal operating efficiencies and simplify product offerings. Compaq is also implementing significant changes in supply chain operations designed to lower order cycle time, reduce channel inventory and improve account and order management. Accordingly, Compaq plans to reduce associated employee positions by approximately 4,500 worldwide. Of the positions being eliminated, approximately 2,500 will result from the closure of certain manufacturing facilities and the consolidation of the commercial and consumer operations. The balance will come largely from administrative functions.

      Restructuring and related charges of $249 million were expensed during the quarter ended March 31, 2001. These charges were comprised of $173 million related to employee separations, $64 million of related asset impairment charges and $12 million for other exit costs. Employee separation benefits include severance, medical and other benefits.

      Compaq expects to substantially complete the initiatives contemplated in its restructuring plan by December 31, 2001. Upon conclusion of its restructuring initiatives, Compaq expects to achieve annualized savings of approximately $500 million in cost of sales and operating expenses. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

Liquidity and Capital Resources

      Compaq’s cash and cash equivalents increased $73 million to $2.6 billion at March 31, 2001. The increase resulted primarily from $499 million provided by operating activities, offset in part by $258 million used in investing activities and $158 million used in financing activities.

      Net cash of $499 million provided by operating activities consisted primarily of net income adjusted for non-cash items of $690 million, offset by $191 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from a decrease in current liabilities, partially offset by a decrease in receivables. Days sales outstanding were 59 days in the current quarter compared with 53 days in the fourth quarter of 2000. Inventory turns were 13.9 in the first quarter of 2001 compared with 16.3 in the fourth quarter of 2000.

      Net cash of $258 million used in investing activities consisted of $370 million used for net capital expenditures and $116 million used in other investing activities, partially offset by proceeds received from the sale of investments of $228 million.

      Cash used in financing activities of $158 million consisted primarily of a decrease in short-term borrowings of $61 million, net common stock transactions of $55 million and dividends paid to stockholders of $42 million.

      Estimated future uses of cash in 2001 include capital expenditures for land, buildings and equipment of approximately $700 million, purchases of equipment to be leased to third parties of approximately $400 million. Compaq has approximately $550 million remaining under the $1.0 billion program for the repurchase of Compaq common shares authorized by the Board of Directors in December 2000.

      Compaq also plans to use available liquidity to develop the purchased in-process technology related to the Digital acquisition into commercially viable products. At March 31, 2001, the estimated costs to be incurred to develop the purchased in-process technology into commercially viable products totaled approximately $1.4 billion in the aggregate through the year 2004 ($350 million in 2001, $460 million in 2002, $370 million in 2003 and $230 million in 2004).

      Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq has a $2.2 billion revolving credit facility that expires in September 2001 and a $3.0 billion revolving credit facility that expires in October 2002. The facilities bear interest at LIBOR plus 0.625 percent and LIBOR plus 0.325 percent, respectively. Both of these facilities were unused at March 31, 2001. Compaq also operates two short-term commercial paper programs: a $3.7 billion program in the name of Compaq Computer Corporation and a $1.0 billion program in the name of Compaq Financial Services Corporation (“CFS”). Both programs are supported by the $3.0 billion and $2.2 billion credit facilities. Outstanding commercial paper reduces available borrowings under these credit facilities. At March 31, 2001, Compaq had $303 million and $277 million in commercial paper outstanding under the Compaq and CFS programs, respectively, with a weighted average interest rate of 6.4 percent. The carrying amounts of the borrowings under the commercial paper programs approximate their fair value. Additionally, Compaq maintains various uncommitted lines of credit, which totaled approximately $550 million at March 31, 2001. There were no outstanding borrowings against these lines at March 31, 2001. Compaq believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon its needs and market conditions.

      In May 2000, Compaq filed a shelf registration statement for debt securities with the Securities Exchange Commission to register $2.0 billion of debt securities. In August 2000, Compaq placed under its effective the registration statement $300 million of unsecured 7.65 percent notes that mature on August 1, 2005, and $275 million of unsecured 7.45 percent notes that mature on August 1, 2002 (collectively, the “Notes”), unless previously redeemed. Interest is payable on the Notes on February 1 and August 1 of each year. The fair value of the Notes approximates carrying value. In February 2001, Compaq established under the registration statement a $1.4 billion medium-term notes program for issuance of debt securities due nine months or more from date of issue. Currently, no medium-term notes have been sold under this shelf registration statement. The net proceeds from the sale of these debt securities will be used for general corporate purposes (including investments in CFS and other subsidiaries), capital expenditures and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes).

Factors That May Affect Financial Condition and Future Results

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

      Deteriorating market conditions could impact revenues and growth rate. During the first quarter of 2001 the United States information technology market weakened, particularly in the consumer sector. Continued softness in the United States market and the likelihood that it will have some impact on demand in other regions could impact the purchasing decisions of Compaq's potential and existing customer base, resulting in lower demand for products and services. It is possible that Compaq's revenues in the United States could be negatively impacted by these weakening market conditions.

      Competitive environment places pressure on revenue, gross margins and market share. Competition remains intense in the information technology industry with a large number of competitors vying for customers and market share, domestically and internationally. These competitive factors could spur more aggressive pricing tactics due to the recent softness in the information technology industry, which continues to put pressure on revenue, gross margins and market share. In the second quarter of 2001, Compaq intends to be more aggressive with pricing and programs to drive demand generation in core markets and to reduce reseller inventories. While Compaq anticipates that its profitability will rebound strongly in the second half, its ability to restore gross margin to the levels achieved in the first quarter of 2001 is subject to general market conditions and the other risks described in this report.

      Restructuring activity and expense constraints could impede operations and divert focus. Compaq undertook a number of restructuring activities to realign its organization and reduce operating costs. Compaq is focused on bringing its operational expense to appropriate levels for each of its businesses while simultaneously restructuring its commercial personal computing and consumer business businesses and implementing extensive new company-wide programs. The significant risks associated with these actions include the unanticipated consequences of reductions in personnel devoted to ongoing programs, delays in implementation of anticipated reductions in work force in highly regulated locations in a number of countries in Europe, customer confusion about Compaq’s future products and services, adverse impact on employee morale and retention and the failure to meet operating expense targets by not matching commitments in new programs to reductions in ongoing programs.

      Delays in implementation of changes in various delivery models could negatively affect financial results. Compaq uses a variety of delivery models to sell its broad array of products and services. Compaq sells directly to end users in all market sectors, but the largest proportion of direct sales is in large enterprise accounts. Computing products are sold to the commercial market primarily through third-party resellers while consumer personal computing products are sold principally through retail outlets. Compaq has established a variety of programs designed to achieve improved operational capabilities for all of its delivery models by simplifying its product-set and pricing model, re-engineering the channel delivery model and more rapidly expanding e-commerce capabilities for large, medium and small businesses. Should Compaq not be successful in implementing the most advantageous delivery model for its products and services, profitability could be adversely affected.

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

      Credit risks could increase if financial condition of resellers or equipment lessees erodes. Much of Compaq’s revenue results from selling products through distributors and resellers. Compaq continually monitors and manages the credit it extends to distributors and resellers and attempts to limit credit risks by utilizing risk transfer arrangements and obtaining security interests. Compaq’s business could be adversely affected in the event that the financial condition of its distributors and resellers erodes. Upon the financial failure of a distributor or reseller, Compaq could experience disruptions in distribution as well as a loss associated with the unsecured portion of any outstanding accounts receivable. Additionally, through its wholly owned subsidiary, CFS, Compaq provides information technology leasing and financing solutions to customers. As a consequence, Compaq is exposed to the risk that lessees will be unable to make required lease payments and to the risk that leased equipment will be worth less upon its return to Compaq than was estimated at lease inception. While Compaq believes that its allowances for credit losses are adequate and that its estimates of the residual value of leased equipment are reasonable, there can be no assurance that such allowances will cover actual losses or that estimated residual values will be realized.

      Quarterly sales cycle makes planning and operational efficiencies difficult. Compaq, like other technology companies, generally sells more products in the third month of each quarter than in the first and second months. This sales pattern places pressure on manufacturing and logistics systems based on internal forecasts and may adversely affect Compaq’s ability to predict its financial results accurately. In addition, to rationalize manufacturing utilization, Compaq may build products early in the quarter in anticipation of demand late in the quarter. Developments late in a quarter, such as lower-than-anticipated product demand, a systems failure, or component pricing movements, can adversely impact inventory levels, cash and related profitability in a manner that is disproportionate to the number of days in the quarter affected.

      Minority investments could adversely affect earnings. Compaq holds minority interests in companies having operations or technology in areas within Compaq’s strategic focus. Certain investments are in publicly traded companies whose share prices are highly volatile. The market value of certain of these investments at the end of the first quarter of 2001 was less than the carrying value of such investments. The continuation of these valuations, further adverse changes in market conditions or poor operating results of underlying investments could result in Compaq incurring losses or an inability to recover the carrying value of its investments.

      Doing business in certain locations creates additional risks. Manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas such as Asia-Pacific, Latin America and other emerging markets, subject Compaq to a number of economic and other risks, such as financial instability among resellers in these regions and the volatility of economic conditions in countries that are dependent on exports from the United States and European markets. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular Asia-Pacific and Latin America, when compared with United States and European markets. Compaq is also subject to any political and financial instability in the countries in which it operates, including inflation, recession, currency devaluation and interest rate fluctuations. Compaq continues to monitor its business operations in these regions and takes various measures to manage risks in these areas.

      New form factors introduce uncertainty into the market. The increasing reliance on the Internet is creating new dynamics in the technology industry. As businesses and consumers turn to the Internet, speed and connectivity may become more critical than stand-alone power for client devices. Compaq is introducing a new generation of Internet devices built around simple form factors, customized functions and wireless mobility. Compaq’s products will compete for customer acceptance and market share against those of other computer companies as well as consumer electronics and telecommunications companies. Hardware products, which are Compaq’s traditional area of strength, may become less important than service offerings in attracting and retaining customers. In addition, as new form factors are adopted, sales of traditional personal computers may decline.

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

      Changes in the services business could adversely affect earnings. Compaq’s Global Services business has traditionally provided services that included the design and implementation of high-end proprietary systems. If the trend for design and implementation of systems continues to move from proprietary environments to industry standard products, Compaq will need to continue and accelerate retraining its services personnel to compete in the new environment. There can be no assurance that Compaq will be able to successfully continue training, attracting and retaining the necessary personnel to achieve this transition as Compaq adapts its service practices to changing conditions.

      Delays in new systems implementation could hamper operational efficiency. Compaq continues to focus on increasing the effectiveness and efficiency of its business and information management processes to increase customer satisfaction, improve productivity and lower costs. In 2001, Compaq is focusing on improvements required to support more direct sales and changes in manufacturing supply chain operations. Efforts to improve systems infrastructure and increase system security could be hampered by the need to balance increased operational efficiency against budgetary constraints. Delays in implementing further improvements could adversely affect plans to improve inventory levels, cash and related profitability.

      Income taxes. Compaq anticipates an effective tax rate of 30 percent for 2001. Compaq’s manufacturing entity in Singapore is subject to a tax holiday that is not expected to extend beyond 2001. Compaq’s tax rate has historically been heavily dependent upon the proportion of earnings derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the United States. If Compaq’s intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary for prior years requires significant adjustment due to audits or regulatory changes, Compaq’s overall tax rate could increase.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Compaq is exposed to market risks, which include changes in currency exchange rates as measured against the U.S. dollar and each other, changes in United States and international interest rates as well as changes in equity security prices. Compaq attempts to reduce certain of these risks by utilizing derivatives and other financial instruments.

      Compaq uses market valuations and value-at-risk valuation methods to assess the market risk of its financial instruments and derivative portfolios. It uses software by RiskMetrics to estimate the value-at-risk of its financial instruments and derivative portfolios based on estimates of volatility and correlation of market factors drawn from RiskMetrics data sets for the dates calculated. RiskMetrics defines loss as a reduction in the value of a portfolio in the event of adverse market conditions, using a predetermined confidence interval, over a specified period of time. Compaq’s model uses a variance/covariance method for a holding period of one day with a 95-percent confidence level.

Foreign Currency Risk

      The value of the U.S. dollar affects Compaq’s financial results. Changes in exchange rates may positively or negatively affect Compaq’s revenues, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. Compaq engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Principal currencies hedged include the Euro, Japanese yen and British pound. Compaq primarily uses forward exchange contracts to hedge those assets and liabilities that impact the income statement when remeasured according to accounting principles generally accepted in the United States. For some markets, Compaq has determined that ongoing hedging of non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. Compaq purchases foreign currency option contracts from time to time as well as forward exchange contracts to protect against currency exchange risks associated with the anticipated revenues of Compaq’s international marketing subsidiaries, with the exception of certain subsidiaries that reside in countries in which such activity would not be cost effective or local regulations preclude this type of activity. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of Compaq’s hedging programs include accuracy of sales forecasts, volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by Compaq are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although Compaq maintains these programs to reduce the impact of changes in currency exchange rates, Compaq’s revenues or costs are adversely affected when the U.S. dollar sustains a strengthening position against currencies in which Compaq sells products and services or a weakening exchange rate against currencies in which Compaq incurs costs.

      Based on Compaq’s foreign currency exchange instruments outstanding at March 31, 2001, Compaq estimates a maximum potential one-day loss in fair value of approximately $38 million. Compaq included all foreign exchange contracts in the value-at-risk calculation. The holding period for these instruments varies from one day to nine months, with the exception of instruments held by CFS which have holding periods up to four years.

Interest Rate Risk

      Changes in interest rates affect interest income earned on Compaq’s cash equivalents and short-term investments, interest expense on short-term borrowings, and the fair value of Compaq’s debt and investment portfolios. Compaq does not enter into derivative transactions related to its cash, cash equivalents or short-term investments. Compaq does periodically enter into interest rate swap transactions for the purpose of hedging existing or anticipated liabilities. All interest rate swaps entered into by Compaq are for the sole purpose of hedging existing or anticipated interest rate sensitive positions, not for speculation.

      Based on Compaq’s debt and investment portfolios outstanding at March 31, 2001, Compaq estimates a maximum potential one-day loss in fair value of $1 million. Compaq included all fixed income investments, interest rate swaps, commercial paper and long-term debt obligations in the value-at-risk calculation in the value-at-risk calculation. The holding period for these instruments varies from one day to five years.

Equity Price Risk

      Compaq is exposed to equity price risks on the marketable portion of investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within Compaq’s strategic focus. Compaq does not attempt to reduce or eliminate its market exposure on these securities. As of March 31, 2001, the fair value of Compaq’s available-for-sale securities was $260 million. A 20 percent adverse change in equity prices would result in an approximate $52 million decrease in the fair value of Compaq’s available-for-sale securities as of March 31, 2001.

      Because of the foregoing factors (Factors That May Affect Financial Condition and Future Results and Market Risk), as well as other variables affecting Compaq’s operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      See Note 11 to unaudited interim condensed consolidated financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No. 99	Description Restated Segment Data

(b) Reports on Form 8-K

(i)	Report on Form 8-K dated February 15, 2001, announcing Compaq’s filing with the Securities and Exchange Commission of a Prospectus Supplement, dated February 14, 2001, to the Prospectus, dated June 16, 2000, in connection with the offering on a continuing basis for up to an aggregate of $1.425 million in principal amount of medium-term notes.

(ii)	Report on Form 8-K dated March 16, 2001, containing two Compaq news releases, each dated March 15, 2001, announcing (a) the merging of its commercial personal computing and consumer operations into a new Access business group, workforce reductions, anticipated restructuring charges and lowering its earnings outlook for its first quarter ending March 31, 2001 and (b) the appointments of Jeff Clarke, as Senior Vice President and Chief Financial Officer, Jesse J. Greene, Jr., as Senior Vice President of Strategic Planning, and Mike Larson, as Senior Vice President of the Access business, as executives of Compaq Computer Corporation, respectively.

(iii)	Report on Form 8-K dated April 24, 2001, announcing its earnings release for the first quarter of 2001, certain initiatives to be taken in the second quarter, including additional reductions in structural costs, permanent inventory reductions and aggressive pricing and reporting that revenue and earnings for its second quarter will be below market expectations.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPAQ COMPUTER CORPORATION

/s/ JEFF CLARKE

Jeff Clarke Senior Vice President, Finance and Administration and Chief Financial Officer (as authorized officer and as principal financial officer)

April 25, 2001

EXHIBIT INDEX

EXHIBIT NUMBER 99	DESCRIPTION Restated Segment Data