Form 10-Q
period 2001-06-30
COMPAQ COMPUTER CORP
filed 2001-07-26
CIK 714154

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



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

                                 Yes [X] No [ ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of June 30, 2001, was approximately 1.7 billion.

                           COMPAQ COMPUTER CORPORATION
                                    FORM 10-Q
                    THREE AND SIX MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS




                                                  PART I

Item 1.   Financial Statements                                                                        3

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations      12

Item 3.   Quantitative and Qualitative Disclosures About Market Risks                                21


                                                  PART II

Item 1.   Legal Proceedings                                                                          23

Item 2.   Changes in Securities and Use of Proceeds                                                  23

Item 4.   Submission of Matters to a Vote of Security Holders                                        24

Item 5.   Other Information                                                                          25

Item 6.   Exhibits and Reports on Form 8-K                                                           25

          Signatures                                                                                 26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           COMPAQ COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   JUNE 30,     DECEMBER 31,
(In millions, except par value)                                      2001           2000
                                                                  ----------    ------------
                                                                  (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                      $    3,829    $      2,569
   Trade accounts receivable, net                                      5,104           6,715
   Leases and other accounts receivable                                1,858           1,677
   Inventories                                                         1,731           2,161
   Other assets                                                        2,148           1,989
                                                                  ----------    ------------
       Total current assets                                           14,670          15,111

Property, plant and equipment, net                                     3,300           3,431
Other assets, net                                                      6,019           6,314
                                                                  ----------    ------------
           Total assets                                           $   23,989    $     24,856
                                                                  ==========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                          $    1,209    $        711
   Accounts payable                                                    3,434           4,233
   Deferred income                                                     1,249           1,089
   Other liabilities                                                   4,835           5,516
                                                                  ----------    ------------
       Total current liabilities                                      10,727          11,549
                                                                  ----------    ------------

Long-term debt                                                           875             575
                                                                  ----------    ------------
Postretirement and other postemployment benefits                         645             652
                                                                  ----------    ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value
       Shares authorized: 10 million; shares issued: none                 --              --
   Common stock and capital in excess of $.01 par value
       Shares authorized: 3 billion
       Shares issued:  June 30, 2001 - 1,753 million
            December 31, 2000 - 1,742 million                          8,196           8,039
   Retained earnings                                                   5,062           5,347
   Accumulated other comprehensive income (loss)                         (95)             27
   Treasury stock (shares: June 30, 2001 - 59 million
            December 31, 2000 - 53 million)                           (1,421)         (1,333)
                                                                  ----------    ------------
       Total stockholders' equity                                     11,742          12,080
                                                                  ----------    ------------
           Total liabilities and stockholders' equity             $   23,989    $     24,856
                                                                  ==========    ============

 See accompanying notes to interim condensed consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------   ----------------------------
(In millions, except per share amounts)                            2001              2000         2001              2000
                                                                ----------        ----------   ----------        ----------
Revenue:
    Products                                                    $    6,720        $    8,499   $   14,216        $   16,311
    Services                                                         1,733             1,636        3,434             3,329
                                                                ----------        ----------   ----------        ----------
        Total revenue                                                8,453            10,135       17,650            19,640
                                                                ----------        ----------   ----------        ----------

Cost of sales:
    Products                                                         5,401             6,586       11,294            12,694
    Services                                                         1,234             1,161        2,446             2,374
                                                                ----------        ----------   ----------        ----------
        Total cost of sales                                          6,635             7,747       13,740            15,068
                                                                ----------        ----------   ----------        ----------


Selling, general and administrative                                  1,348             1,466        2,786             2,867
Research and development                                               352               354          716               710
Restructuring and related charges                                      493                --          742                --
Other (income) expense, net                                             23                (3)         (47)              (49)
                                                                ----------        ----------   ----------        ----------
                                                                     2,216             1,817        4,197             3,528
                                                                ----------        ----------   ----------        ----------

Income (loss) before income taxes                                     (398)              571         (287)            1,044
Provision (benefit) for income taxes                                  (119)              183          (86)              334
                                                                ----------        ----------   ----------        ----------
Income (loss) before cumulative effect of accounting change           (279)              388         (201)              710
Cumulative effect of accounting change, net of tax                      --                --           --               (26)
                                                                ----------        ----------   ----------        ----------

Net income (loss)                                               $     (279)       $      388   $     (201)       $      684
                                                                ==========        ==========   ==========        ==========


Earnings (loss) per common share:
Basic:
    Before cumulative effect of accounting change               $    (0.17)       $     0.23   $    (0.12)       $     0.42
    Cumulative effect of accounting change, net of tax                  --                --           --             (0.02)
                                                                ----------        ----------   ----------        ----------
                                                                $    (0.17)       $     0.23   $    (0.12)       $     0.40
                                                                ==========        ==========   ==========        ==========
Diluted:
    Before cumulative effect of accounting change               $    (0.17)       $     0.22   $    (0.12)       $     0.41
    Cumulative effect of accounting change, net of tax                  --                --           --             (0.02)
                                                                ----------        ----------   ----------        ----------
                                                                $    (0.17)       $     0.22   $    (0.12)       $     0.39
                                                                ==========        ==========   ==========        ==========

Shares used in computing earnings (loss) per common share:
    Basic                                                            1,688             1,722        1,687             1,699
                                                                ==========        ==========   ==========        ==========
    Diluted                                                          1,688             1,760        1,687             1,739
                                                                ==========        ==========   ==========        ==========


 See accompanying notes to interim condensed consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------
(In millions)                                                                    2001           2000
                                                                              ----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                        $     (201)    $      684
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                             704            688
           Restructuring and related charges                                         742             --
           Deferred income taxes and other                                          (125)           106
           Changes in operating assets and liabilities, net of
              effects of acquired businesses                                         (37)        (1,909)
                                                                              ----------     ----------
                  Net cash provided by (used in) operating activities              1,083           (431)
                                                                              ----------     ----------

Cash flows from investing activities:
     Capital expenditures, net                                                      (570)          (502)
     Proceeds from sale of investments                                               295            156
     Purchases of investments                                                        (75)          (314)
     Decrease in short-term investments                                               --            636
     Acquisitions of businesses, net of cash acquired                                 --           (370)
     Other, net                                                                     (107)           (37)
                                                                              ----------     ----------
                  Net cash used in investing activities                             (457)          (431)
                                                                              ----------     ----------

Cash flows from financing activities:
       Increase in short-term borrowings                                             498            658
       Increase in long-term borrowings                                              300             --
     Issuance of common stock for stock options                                      138            177
     Treasury stock purchases                                                        (88)          (146)
     Dividends to stockholders                                                       (84)           (85)
                                                                              ----------     ----------
                  Net cash provided by financing activities                          764            604
                                                                              ----------     ----------

Effect of exchange rate changes on cash and cash equivalents                        (130)           163
                                                                              ----------     ----------
                  Net increase (decrease) in cash and cash equivalents             1,260            (95)
                                                                              ----------     ----------

Cash and cash equivalents at beginning of period                                   2,569          2,666
                                                                              ----------     ----------

Cash and cash equivalents at end of period                                    $    3,829     $    2,571
                                                                              ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION

Acquisitions of businesses:

Fair value of:
   Assets acquired                                                            $       --     $      499
   Liabilities assumed                                                                --           (129)
                                                                              ----------     ----------
Cash paid                                                                     $       --     $      370
                                                                              ==========     ==========


 See accompanying notes to interim condensed consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying interim condensed consolidated financial statements of Compaq Computer Corporation ("Compaq") as of June 30, 2001 and December 31, 2000 and for the three and six month periods ended June 30, 2001 and 2000, respectively, have been prepared on substantially the same basis as Compaq's annual consolidated financial statements and should be read in conjunction with Compaq's Annual Report on Form 10-K for the year ended December 31, 2000. The interim condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year.

          Compaq purchased certain assets and liabilities of InaCom Corp. ("Inacom") in February 2000. This transaction was accounted for as a purchase. Compaq's interim condensed consolidated financial statements include the results of operations from the date of acquisition through June 30, 2001.

NOTE 2 - RECENT PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Compaq is required to adopt FAS 142 effective January 1, 2002. Compaq is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

NOTE 3 - ACCOUNTING CHANGES

         Effective January 1, 2001, Compaq adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("FAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Under FAS 133, all derivatives must be recognized as assets or liabilities and measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of this statement did not have a significant impact on Compaq's results of operations or financial position.

         Effective January 1, 2000, Compaq adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. Compaq's adoption of SAB 101 resulted in a change in method of accounting for certain revenue product shipments. The cumulative effect of this accounting change was $38 million ($26 million, net of tax). The accounting change did not have a material effect on revenue or quarterly earnings during 2000. Compaq has restated its results for the three and six month periods ended June 30, 2000.

 NOTE 4 - ACQUISITIONS

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

NOTE 5 - RESTRUCTURING AND RELATED CHARGES

         In March 2001 and June 2001, Compaq's management approved restructuring plans to realign its organization and reduce operating costs. Compaq combined its commercial and consumer personal computer operations into a single Access business. Compaq is also implementing significant changes in its business model and supply chain operations. These actions are designed to simplify product offerings, derive greater internal operating efficiencies, lower order cycle time, reduce channel inventory and improve account and order management. In addition, Compaq plans to consolidate certain functions within the global business units and reduce administrative functions. Accordingly, Compaq plans to reduce associated employee positions by approximately 4,500 and 4,000 worldwide in connection with the first and second quarter plans, respectively.

         Restructuring and related charges of $249 million and $493 million were expensed during the first and second quarter of 2001, respectively. The first quarter charge was comprised of $173 million related to employee separations, $64 million of related asset impairment charges and $12 million for other exit costs. The second quarter charge was comprised of $303 million related to employee separations, $138 million of related asset impairment charges, $40 million for facility closure costs and $12 million for other exit costs. Employee separation benefits under each plan include severance, medical and other benefits. Employee separations related to the first quarter plan were 3,600 as of June 30, 2001. Compaq expects to substantially complete the initiatives contemplated under both restructuring plans by December 31, 2001.

         There were no amounts charged against the second quarter restructuring plan as of June 30, 2001. Components of accrued restructuring costs and amounts charged against the first quarter plan as of June 30, 2001 were as follows:

                                    BEGINNING                   JUNE 30,
(In millions)                        ACCRUAL     EXPENDITURES     2001
                                   -----------   ------------   --------
Employee separations               $       173   $        (30)  $    143
Other exit costs                            12             --         12
                                   -----------   ------------   --------
                                   $       185   $        (30)  $    155
                                   ===========   ============   ========

         The accrual at June 30, 2001 includes amounts related to future cash payments to employees separated prior to June 30, 2001.

NOTE 6 - CERTAIN BALANCE SHEET COMPONENTS

         Raw materials, work in progress and finished goods were $432 million, $233 million and $1.1 billion, respectively, at June 30, 2001 and $540 million, $298 million and $1.3 billion, respectively, at December 31, 2000.

         Accumulated depreciation was $4.0 billion and $3.6 billion at June 30, 2001, and December 31, 2000, respectively.

         At June 30, 2001 and December 31, 2000, Compaq held $561 and $864 million of equity investments, respectively, included in other non-current assets. As of June 30, 2001, the cost basis and fair value of Compaq's available-for-sale securities were approximately $329 million and $245 million, respectively. Gross unrealized gains and gross unrealized losses related to these investments were $53 million and $137 million, respectively at June 30, 2001.

         In May 2000, Compaq filed a shelf registration statement with the Securities and Exchange Commission to register $2.0 billion of debt securities. Compaq had the following debt securities outstanding under its effective registration statement as of June 30, 2001:

          DATE              AMOUNT          INTEREST RATE           INTEREST PAYABLE              MATURITY DATE
     ----------------    --------------     --------------    -----------------------------    ---------------------
       August 2000       $300 million           7.65%           February 1 and August 1           August 1, 2005
       August 2000       $275 million           7.45%           February 1 and August 1           August 1, 2002

         In February 2001, Compaq established under its effective registration statement a $1.4 billion medium-term notes program for issuance of debt securities due nine months or more from date of issue. Compaq had the following debt securities outstanding under its medium-term notes program as of June 30, 2001:

          DATE              AMOUNT          INTEREST RATE           INTEREST PAYABLE              MATURITY DATE
     ----------------   ---------------     --------------    -----------------------------    ---------------------
        May 2001         $300 million           6.2%             May 15 and November 15            May 15, 2003

         The net proceeds from the sale of these senior unsecured debt securities were used for general corporate purposes (including investments in Compaq Financial Services Corporation and other subsidiaries), capital expenditures and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes).

         On April 26, 2001, the Board of Directors of Compaq approved a cash dividend of $0.025 per share of common stock, or approximately $43 million, to stockholders of record as of June 29, 2001, payable on July 20, 2001. On April 27, 2000, the Board of Directors of Compaq approved a cash dividend of $0.025 per share of common stock, or approximately $43 million, to stockholders of record as of June 30, 2000, paid on July 20, 2000.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss), net of tax, are listed below:

                                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------    -------------------------
(In millions)                                                  2001             2000          2001           2000
                                                            ----------       ----------    ----------     ----------
Net income (loss)                                           $     (279)      $      388    $     (201)    $     710
Other comprehensive income (loss):
     Unrecognized gains (losses) on cash flow hedges                (3)              --            11            --
     Foreign currency translations                                 (10)               1            (4)            2
     Unrealized gains (losses) on investments                        6           (2,283)         (129)       (2,338)
                                                            ----------       ----------    ----------    ----------
Comprehensive income (loss)                                 $     (286)      $   (1,894)   $     (323)   $   (1,626)
                                                            ==========       ==========    ==========    ==========

NOTE 8 - OTHER INCOME AND EXPENSE

         Other (income) and expense consisted of the following:


                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                   ----------------------------   ----------------------------
(In millions)                         2001              2000         2001              2000
                                   ----------        ----------   ----------        ----------
Interest and dividend income       $      (45)       $      (46)  $     (155)       $      (92)
Investment income, net                     (1)              (38)         (76)             (106)
Interest expense                           61                73          123               130
Currency losses, net                        2                21           43                27
Other, net                                  6               (13)          18                (8)
                                   ----------        ----------   ----------        ----------
                                   $       23        $       (3)  $      (47)       $      (49)
                                   ==========        ==========   ==========        ==========

         Other income and expense for the six months ended June 30, 2001 included investment income of $76 million, net of unrelated investment impairment charges, and interest income of $61 million resulting primarily from the sale of an investment in a limited liability corporation.

NOTE 9 - EARNINGS PER COMMON SHARE

         Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Diluted loss per common share for the three and six month periods ended June 30, 2001 is based only on the weighted average number of common shares outstanding during the periods, as the inclusion of 17 million and 13 million common share equivalents, respectively, would have been antidilutive. Incremental shares of 38 million and 40 million were used in the calculation of diluted earnings per share for the three and six month periods ended June 30, 2000, respectively.

         Stock options to purchase 230 million and 111 million shares of common stock for the three month periods and 171 million and 60 million shares of common stock for the six month periods ended June 30, 2001 and 2000, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares.

NOTE 10 - SEGMENT DATA

         During the first quarter of 2001, Compaq combined Commercial Personal Computing with Consumer to form the Access business, and realigned its financing business within the Compaq Global Services segment. Further, Compaq allocated certain shared expenses to the segments during 2001. Financial data for prior periods has been restated to conform to the current presentation.

         Summary financial data by business segment follows:

                                           THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                           ---------------------------        -------------------------
(In millions)                                2001               2000            2001             2000
                                           --------           --------        --------         --------
Enterprise Computing
        Revenue                            $  2,711           $  3,441        $  5,619         $  6,394
        Operating income                         74                383             206              645
Access
        Revenue                               3,824              4,905           8,198            9,609
        Operating income (loss)                (155)                44            (237)              59
Compaq Global Services
        Revenue                               1,943              1,819           3,878            3,682
        Operating income                        271                214             525              426
Segment Eliminations and Other
        Revenue                                 (25)               (30)            (45)             (45)
        Operating loss                          (23)                (9)             (3)              (6)
Consolidated Segment Totals
        Revenue                            $  8,453           $ 10,135        $ 17,650         $ 19,640
        Operating income                   $    167           $    632        $    491         $  1,124

         A reconciliation of Compaq's consolidated segment operating income to consolidated income (loss) before income taxes follows:

                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------    -------------------------
(In millions)                                       2001             2000          2001           2000
                                                 ----------       ----------    ----------     ----------
Consolidated segment operating income            $      167       $      632    $      491     $    1,124
Unallocated corporate expenses                          (49)             (64)          (83)          (129)
Restructuring and related charges                      (493)              --          (742)            --
Other income (expense), net                             (23)               3            47             49
                                                 ----------       ----------    ----------     ----------
Income (loss) before income taxes                $     (398)      $      571    $     (287)    $    1,044
                                                 ==========       ==========    ==========     ==========


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

         Compaq is subject to legal proceedings and claims that arise in the ordinary course of business. Compaq does not believe that the outcome of any of those matters will have a material adverse effect on Compaq's consolidated financial position, operating results or cash flows.

         Compaq and certain of its current and former officers and directors are named in two consolidated class action lawsuits pending in the United States District Court for the Southern District of Texas, Houston Division ("USDC - Houston"). One lawsuit was filed in 1998 and the other in 1999. The 1998 litigation consolidates five class action lawsuits, brought by persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998. It asserts claims under Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Allegations in the 1998 lawsuit include the claim that the defendants withheld information and made misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock and further alleges that certain of the individual defendants sold Compaq common stock at the inflated prices. The 1999 litigation also consolidates a number of class action lawsuits. The litigation is brought on behalf of purchasers of Compaq common stock between January 27, 1999 and April 9, 1999. It asserts claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; Section 20(a) of the Exchange Act; and Sections 11 and 15 of the Securities Act of 1933 ("Securities Act"). Allegations in the 1999 litigation include the claim that certain defendants and Compaq issued a series of materially false and misleading statements concerning Compaq's prospects in 1999 in order to inflate the market price of Compaq's common stock and further alleges that certain of the individual defendants sold Compaq common stock at the inflated prices. Lead counsels for the plaintiffs have been appointed in both the 1998 and 1999 litigation. The plaintiffs seek monetary damages, interest, costs and expenses in both the 1998 and 1999 litigation. In the 1998 litigation, the USDC - Houston entered an order granting class certification on July 18, 2000. Compaq has appealed class certification to the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit Appellate Court"). Oral argument on this appeal was heard on June 4, 2001. Discovery has been stayed by order of the Fifth Circuit Appellate Court pending its decision on the class certification appeal. On December 12, 2000, the USDC - Houston judge in the 1999 litigation dismissed the consolidated amended complaint after finding that it failed to comply with pleading requirements under the law. The plaintiffs filed a second amended complaint on January 31, 2001. Compaq moved to dismiss the second amended complaint on March 6, 2001 and is awaiting a ruling from the USDC - Houston. Compaq is vigorously defending both lawsuits.

         Several purported class action lawsuits were filed against Digital during 1994 alleging violations of the Federal securities laws arising from alleged misrepresentations and omissions in connection with Digital's issuance and sale of Series A 8 7/8 percent Cumulative Preferred Stock and Digital's financial results for the quarter ended April 2, 1994. During 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts ("USDC
- Massachusetts"). Compaq settled all remaining class action lawsuits relating to this matter for approximately $5 million on July 11, 2001.

         Compaq is vigorously defending several consumer class action lawsuits alleging certain defects in its computers. One set of five related cases, involving claims in North Carolina, Illinois, Texas, Washington and California state courts with respect to certain desktop computers sold in 1996 and 1997, is in the process of being resolved. A Texas court has preliminarily approved a proposed settlement agreement under which Compaq will offer some combination of cash, coupons and software updates to qualifying class members. If approved, Compaq believes that this settlement will not have a material adverse effect on Compaq's consolidated financial position or its results of operations. Two other consumer class action lawsuits, (LaPray v. Compaq and Sprung v. Compaq) are part of a series of similar lawsuits filed against other major computer manufacturers, involving claims that the computer industry sold computers with allegedly defective floppy disk controllers. LaPray is pending in the District Court of Jefferson County, Texas, 60th Judicial District in Beaumont ("State District Court - Beaumont") while Sprung is pending in the United States District Court for the District of Colorado ("USDC - Colorado"). A class certification hearing was held in LaPray on June 8, 2001. The State District Court - Beaumont entered an order granting class certification on July 23, 2001. Compaq will appeal the class certification order. The Sprung case has been stayed while the USDC - Colorado considers Compaq's motion to dismiss. Compaq continues to provide information to the Federal government and state attorneys general in California and Illinois in response to inquiries regarding floppy disk controllers in computers sold to government entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Founded in 1982, Compaq Computer Corporation ("Compaq") is a leading global provider of enterprise technology and solutions. Compaq designs, develops, manufactures and markets hardware, software, solutions and services, including industry-leading enterprise storage and computing solutions, fault-tolerant business-critical solutions, communication products, and desktop and portable personal computers that are sold in more than 200 countries.

         The following discussion should be read in conjunction with the interim condensed consolidated financial statements presented in Item 1.

RESULTS OF OPERATIONS

         Compaq purchased certain assets and liabilities of InaCom Corp. ("Inacom") in February 2000. This transaction was accounted for as a purchase. Accordingly, Compaq's interim condensed consolidated financial statements include the results of operations from the date of acquisition through June 30, 2001.

         Summary financial data by business segment follows:

                                            THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                            ---------------------------     -------------------------
(In millions)                                  2001             2000           2001           2000
                                            ----------       ----------     ----------     ----------
Enterprise Computing
        Revenue                             $    2,711       $    3,441     $    5,619     $    6,394
        Operating income                            74              383            206            645
Access
        Revenue                                  3,824            4,905          8,198          9,609
        Operating income (loss)                   (155)              44           (237)            59
Compaq Global Services
        Revenue                                  1,943            1,819          3,878          3,682
        Operating income                           271              214            525            426
Segment Eliminations and Other
        Revenue                                    (25)             (30)           (45)           (45)
        Operating loss                             (23)              (9)            (3)            (6)
Consolidated Segment Totals
        Revenue                             $    8,453       $   10,135     $   17,650     $   19,640
        Operating income                    $      167       $      632     $      491     $    1,124

         A reconciliation of Compaq's consolidated segment operating income to consolidated income (loss) before income taxes follows:


                                            THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                            ---------------------------     -------------------------
(In millions)                                  2001             2000           2001           2000
                                            ----------       ----------     ----------     ----------
Consolidated segment operating income       $      167       $      632     $      491     $    1,124
Unallocated corporate expenses                     (49)             (64)           (83)          (129)
Restructuring and related charges                 (493)              --           (742)            --
Other income (expense), net                        (23)               3             47             49
                                            ----------       ----------    -----------     ----------
Income (loss) before income taxes           $     (398)      $      571    $      (287)    $    1,044
                                            ==========       ==========    ===========     ==========


OVERVIEW

         Compaq reported second quarter and six month consolidated revenue of $8.5 billion and $17.7 billion, respectively, a decrease of 17 percent and 10 percent compared with the prior year periods, or a decrease of 13 percent and 6 percent, respectively, adjusted for the effects of currency. Higher revenue from Compaq Global

Services was more than offset by lower revenue from Access and Enterprise Computing. The decline in consolidated revenue resulted primarily from continued weakness in the United States economy and worsening economic conditions in Europe, as well as actions to reduce inventory levels across Compaq's supply chain.

         Consolidated gross margin of 21.5 percent of revenue ($1.8 billion) and
22.2 percent of revenue ($3.9 billion) for the three and six months ended June 30, 2001, respectively, declined by 2.1 and 1.1 percentage points from the comparable periods in 2000. Savings from improved inventory management and improved revenue mix were more than offset by weakening demand resulting in an aggressive pricing environment.

         Consolidated operating expense was $1.7 billion for the second quarter of 2001, a reduction of $120 million, or 7 percent, compared with the second quarter of 2000. On a year to date basis, operating expense decreased $75 million, or 2 percent. The decline in operating expense was driven by solid execution of the restructuring program, Compaq's intense focus on reducing its cost structure, and expense reductions associated with the decline in revenue. Second quarter operating expense represented the lowest level in the past three years.

         The effective tax rate was 30 percent for the three and six month periods ended June 30, 2001, compared with 32 percent for the three and six month periods ended June 30, 2000.

         For the second quarter of 2001, Compaq's net income (excluding special items) was $67 million, or $0.04 per diluted common share, compared with $363 million, or $0.21 per diluted common share, for the corresponding period in 2000. On a reported basis, Compaq's consolidated net loss was $279 million, or $(0.17) per diluted common share, in the second quarter of 2001, compared with consolidated net income of $388 million, or $0.22 per diluted common share, in the prior year quarter.

         For the six months ended June 30, 2001, Compaq's net income (excluding special items) was $265 million, or $0.16 per diluted common share, compared with $615 million, or $0.35 per diluted common share, for the corresponding period in 2000. On a reported basis, Compaq's consolidated net loss was $201 million, or $(0.12) per diluted common share in the first half of 2001, compared with consolidated net income of $684 million, or $0.39 per diluted common share, in the prior year period.

         The second quarter of 2001 included a restructuring charge of $493 million and related tax effect, while special items in the second quarter of 2000 included net investment income of $38 million and related tax effect.

         Special items in the first half of 2001 included restructuring charges of $742 million, net investment income of $76 million, and related tax effects, while the first half of 2000 included net investment income of $106 million and related tax effect.

ENTERPRISE COMPUTING

         Enterprise Computing designs, develops, manufactures and markets advanced computing and telecommunication products, including business-critical servers, industry-standard servers and storage products.

Revenue

         Enterprise Computing revenue decreased $730 million, or 21 percent, compared with the second quarter of 2000 and represented 32 percent of consolidated revenue during the quarter. On a year to date basis, revenue from this segment decreased $775 million, or 12 percent. Outside the United States and adjusted for the effects of currency, revenue was unchanged for the quarter and increased 14 percent for the year to date period compared with the prior year. Enterprise Computing revenue declined primarily due to continued weakness in the United States economy that spread to Europe toward the end of the second quarter. These conditions have led to intense competitive pricing pressures, resulting in lower average unit prices. Compaq took significant actions during the quarter to reduce channel inventory levels, which also contributed to lower revenue.

Operating Income

         Enterprise Computing operating income decreased $309 million, or 81 percent, in the second quarter of 2001 compared with the corresponding period in 2000. For the six months ended June 30, 2001, operating income decreased $439 million, or 68 percent, compared with the corresponding period in 2000. Lower operating income in this segment resulted from a weakening economy, pricing pressures and inventory reduction actions as discussed above.

ACCESS

         The Access business delivers products and solutions targeting the convergence of business and home-user computing for the Internet-connected world.

Revenue

         Access revenue decreased $1.1 billion, or 22 percent, compared with the second quarter of 2000 and represented 45 percent of consolidated revenue during the quarter. On a year to date basis, Access revenue decreased $1.4 billion, or 15 percent. Outside the United States and adjusted for the effects of currency, revenue declined 4 percent for the quarter and increased 5 percent for the year to date period compared with the prior year. While overall unit sales increased over the prior periods in the Access business, weakening economic conditions in the United States and Europe led to an aggressive pricing environment resulting in lower average unit prices. Lower revenue also resulted from strong actions taken by Compaq to reduce channel inventory during the quarter.

Operating Income

         The Access business incurred an operating loss of $155 million during the quarter compared with operating income of $44 million in the second quarter of 2000. For the six months ended June 30, 2001, Access incurred an operating loss of $237 million compared with operating income of $59 million for the corresponding period in 2000. The operating losses were primarily driven by weakening economic conditions and an aggressive pricing environment. In addition, operating losses resulted from falling margins in the consumer market, particularly in United States retail, where Compaq heavily discounted products to make room for newer models, and reductions in channel inventory.

COMPAQ GLOBAL SERVICES

         Compaq Global Services delivers worldwide infrastructure and solution design implementation, management and support services, as well as leasing and asset management services.

Revenue

         Compaq Global Services revenue increased $124 million, or 7 percent, compared with the second quarter of 2000 and represented 23 percent of consolidated revenue. On a year to date basis, revenue from this segment increased $196 million, or 5 percent. Adjusted for the effects of currency, revenue increased 13 percent and 11 percent for the three and six months ended June 30, 2001, respectively, compared with the corresponding periods in 2000. Compaq Global Services' broad portfolio and geographic diversification contributed to revenue growth, despite a weak economy in the United States during the quarter and year to date periods. Given current economic uncertainties, customers are focused on service and solution expenditures that reduce costs and increase productivity, resulting in growth in revenue from outsourcing and support services. Revenue also benefited from stronger service attach rates as well as higher leasing revenues due to growth in Compaq's leased asset portfolio.

Operating Income

         Compaq Global Services operating income increased $57 million, or 27 percent, in the second quarter of 2001 compared with the corresponding period in 2000. For the six months ended June 30, 2001, operating income from this segment increased $99 million, or 23 percent, compared with the corresponding period in 2000. The increase in operating income resulted primarily from higher revenue as noted above, improved profitability in Compaq's professional services organization due to strategic actions taken over the past year and lower operating costs resulting from an aggressive focus on expense management.

UNALLOCATED CORPORATE EXPENSES

         The results of the business segments exclude separately managed unallocated corporate expenses, which are comprised primarily of general and administrative costs as well as other items not controlled by the business segments. Unallocated corporate expenses decreased 23 percent from $64 million in the second quarter of 2000 to $49 million in the second quarter of 2001. On a year to date basis, unallocated corporate expenses decreased 36 percent from $129 million to $83 million. Unallocated corporate expenses declined due to improved spending discipline.

RESTRUCTURING AND RELATED CHARGES

         In March 2001 and June 2001, Compaq's management approved restructuring plans to realign its organization and reduce operating costs. Compaq combined its commercial and consumer personal computer operations into a single Access business. Compaq is also implementing significant changes in its business model and supply chain operations. These actions are designed to simplify product offerings, derive greater internal operating efficiencies, lower order cycle time, reduce channel inventory and improve account and order management. In addition, Compaq plans to consolidate certain functions within the global business units and reduce administrative functions. Accordingly, Compaq plans to reduce associated employee positions by approximately 4,500 and 4,000 worldwide in connection with the first and second quarter plans, respectively.

         Restructuring and related charges of $249 million and $493 million were expensed during the first and second quarter of 2001, respectively. The first quarter charge was comprised of $173 million related to employee separations, $64 million of related asset impairment charges and $12 million for other exit costs. The second quarter charge was comprised of $303 million related to employee separations, $138 million of related asset impairment charges, $40 million for facility closure costs and $12 million for other exit costs. Employee separation benefits under each plan include severance, medical and other benefits. Employee separations related to the first quarter plan were 3,600 as of June 30, 2001. Compaq expects to substantially complete the initiatives contemplated under both restructuring plans by December 31, 2001. Upon conclusion of its restructuring initiatives, Compaq expects to achieve annualized savings of approximately $900 million in cost of sales and operating expenses as a result of the first and second quarter restructuring actions. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

         There were no amounts charged against the second quarter restructuring plan as of June 30, 2001. Components of accrued restructuring costs and amounts charged against the first quarter plan as of June 30, 2001 were as follows:

                             BEGINNING                  JUNE 30,
(In millions)                 ACCRUAL    EXPENDITURES     2001
                             ---------   ------------   --------
Employee separations         $     173   $        (30)  $    143
Other exit costs                    12             --         12
                             ---------   ------------   --------
                             $     185   $        (30)  $    155
                             =========   ============   ========

         The accrual at June 30, 2001 includes amounts related to future cash payments to employees separated prior to June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

          Compaq's cash and cash equivalents increased $1.3 billion to $3.8 billion at June 30, 2001. The increase resulted primarily from $1.1 billion and $764 million provided by operating and financing activities, respectively, offset in part by $457 million used in investing activities.

         Net cash of $1.1 billion provided by operating activities consisted primarily of a net loss of $201 million adjusted for non-cash items of $1.3 billion, slightly offset by $37 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from a decrease in accounts payable and current liabilities, offset by a decrease in receivables and inventory. Days sales outstanding were 55 days in the current quarter compared with 53 days in the fourth quarter of 2000. Inventory turns were 15.2 in the second quarter of 2001 compared with 16.3 in the fourth quarter of 2000.

         Net cash of $457 million used in investing activities consisted of $570 million used for net capital expenditures, $75 million used for the purchase of investments and $107 million used in other investing activities, partially offset by proceeds received from the sale of investments of $295 million.

         Cash provided by financing activities of $764 million consisted primarily of increases in short-term borrowings and long-term debt of $798 million and the issuance of common stock for stock options of $138 million, partially offset by treasury stock purchases of $88 million and dividends paid to stockholders of $84 million.

         Estimated future uses of cash in 2001 include capital expenditures for land, buildings and equipment of approximately $400 million, purchases of equipment to be leased to third parties of approximately $275 million and funding for potential strategic acquisitions. Compaq has approximately $550 million remaining under the $1.0 billion program for the repurchase of Compaq common shares authorized by the Board of Directors in December 2000.

         Compaq also plans to use available liquidity to develop the purchased in-process technology related to the Digital acquisition into commercially viable products. At June 30, 2001, the estimated costs to be incurred to develop the purchased in-process technology into commercially viable products totaled approximately $790 million in the aggregate through the year 2004 ($230 million in 2001, $350 million in 2002, $150 million in 2003 and $60 million in 2004).

         Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq has a $2.2 billion revolving credit facility that expires in September 2001 and a $3.0 billion revolving credit facility that expires in October 2002. The facilities bear interest at LIBOR plus 0.625 percent and LIBOR plus 0.325 percent, respectively. Both of these facilities were unused at June 30, 2001. Compaq also operates two short-term commercial paper programs: a $3.7 billion program in the name of Compaq Computer Corporation and a $1.0 billion program in the name of Compaq Financial Services Corporation ("CFS"). Both programs are supported by the $3.0 billion and $2.2 billion credit facilities. Outstanding commercial paper reduces available borrowings under these credit facilities. At June 30, 2001, Compaq had $905 million and $241 million in commercial paper outstanding under the Compaq and CFS programs, respectively, with a weighted average interest rate of 4.2 percent. The carrying amounts of the borrowings under the commercial paper programs approximate their fair value. Additionally, Compaq maintains various uncommitted lines of credit, which totaled approximately $675 million at June 30, 2001. There were no outstanding borrowings against these lines at June 30, 2001. Compaq believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon its needs and market conditions.

         In May 2000, Compaq filed a shelf registration statement with the Securities and Exchange Commission to register $2.0 billion of debt securities. Compaq had the following debt securities outstanding under its effective registration statement as of June 30, 2001:

          DATE              AMOUNT          INTEREST RATE           INTEREST PAYABLE              MATURITY DATE
     ----------------    --------------     --------------    -----------------------------    ---------------------
       August 2000       $300 million           7.65%           February 1 and August 1           August 1, 2005
       August 2000       $275 million           7.45%           February 1 and August 1           August 1, 2002

         In February 2001, Compaq established under its effective registration statement a $1.4 billion medium-term notes program for issuance of debt securities due nine months or more from date of issue. Compaq had the following debt securities outstanding under its medium-term notes program as of June 30, 2001:

          DATE              AMOUNT          INTEREST RATE           INTEREST PAYABLE              MATURITY DATE
     ----------------   ---------------     --------------    -----------------------------    ---------------------
        May 2001         $300 million           6.2%             May 15 and November 15            May 15, 2003

         The net proceeds from the sale of these senior unsecured debt securities were used for general corporate purposes (including investments in CFS and other subsidiaries), capital expenditures and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes).

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

         Worsening global economic conditions could impact revenues and growth rate. During the first half of 2001, the information technology market weakened, first in the United States and then in Europe. Continued softness in the United States and European markets, particularly in the telecommunications and consumer sectors, and the possibility that it will affect demand in other regions could result in lower demand for products and services. These conditions have negatively affected Compaq's revenue and earnings and may continue to affect results in future periods.

         Competitive environment places pressure on revenue, gross margins and market share. Competition remains intense in the information technology industry with a large number of competitors vying for customers and market share, domestically and internationally. These competitive factors could spur more aggressive pricing tactics due to market weakness in the information technology industry, which continues to pressure revenue, gross margins and market share. In the third quarter of 2001, Compaq intends to continue aggressive pricing programs to drive demand generation in core markets and to reduce reseller inventories.

         Restructuring activity and expense constraints could impede operations and divert focus. Compaq has undertaken two restructuring plans to realign its organization and reduce operating costs. Compaq is focused on bringing its operational expenses to appropriate levels for each of its businesses while simultaneously implementing extensive new company-wide programs. The significant risks associated with these actions include the unanticipated consequences of reductions in personnel devoted to ongoing programs and administrative functions, delays in implementation of anticipated reductions in force in highly regulated locations in a number of countries in Europe, customer confusion about Compaq's future products and services, adverse impact on employee morale and retention, and the failure to meet operational targets by not matching commitments in new programs to reductions in ongoing programs.

         Expansion of solutions model could be delayed by cost constraints and organizational transitions. Compaq recently began to focus its business development on offering total information technology solutions to its customers. To succeed in this effort, Compaq must expand its vertical industry presence, increase its service and software offerings, and offer programs that enable its customers to purchase information technology as a utility. Additionally, Compaq must invest significant resources in developing new solutions offerings and must retain or develop significant new employee skills while under significant company-wide cost constraints. Delays in internal development or the acquisition of significant external resources in this area could result in Compaq's offerings not being competitive.

         Delays in implementation of changes in various delivery models could negatively affect financial results. Compaq uses a variety of delivery models to sell its broad array of products and services. Compaq sells directly to end users in all market sectors, but the largest proportion of direct hardware sales is in large enterprise accounts. Computing hardware products are sold to the commercial market primarily through third-party resellers while consumer personal computing products are sold principally through retail outlets. Compaq has established a variety of programs designed to achieve improved operational capabilities for all of its delivery models by simplifying its product-set and pricing model, re-engineering the channel delivery model and more rapidly expanding e-commerce capabilities for large, medium and small businesses. Should Compaq not be successful in implementing the most advantageous delivery model for its products and services, profitability could be adversely affected.

         Inability to integrate acquisitions could adversely affect financial condition. Compaq recently announced its intent to pursue an acquisition strategy as part of its overall business model. Compaq's growth through acquisition strategy will be capital intensive in nature and depends in large measure on its ability to successfully acquire specific targeted companies. Should Compaq consummate an acquisition, its financial position and results of operations will depend to a large extent on Compaq's ability to integrate acquisitions effectively, realize expected efficiencies and gain economies of scale. Failure to effectively integrate acquisitions could have a material adverse effect on Compaq's future results of operations. As Compaq continues to pursue its acquisition strategy in the future, its financial position and results of operations may fluctuate from period to period.

         Credit risks could increase if financial condition of resellers or equipment lessees erodes. Much of Compaq's revenue results from selling products through distributors and resellers. Compaq continually monitors and manages the credit it extends to distributors and resellers and attempts to limit credit risks by utilizing risk transfer arrangements and obtaining security interests. Compaq's business could be adversely affected in the event that the financial condition of its distributors and resellers erodes. As the information technology market weakens in the United States and Europe, the likelihood of the erosion of the financial condition of these distributors and resellers increases. Upon the financial failure of a distributor or reseller, Compaq could experience disruptions in distribution as well as a loss associated with the unsecured portion of any outstanding accounts receivable. Additionally, Compaq provides information technology leasing and financing solutions to customers. As a consequence, Compaq is exposed to the risk that lessees will be unable to make required lease payments and to the risk that leased equipment will be worth less upon its return to Compaq than was estimated at lease inception. While Compaq believes that its allowances for credit losses are adequate and that its estimates of the residual value of leased equipment are reasonable, there can be no assurance that such allowances will cover actual losses or that estimated residual values will be realized.

         Unanticipated delays in product schedules could affect product demand. The process of developing new high-technology products and services is complex and often uncertain. Successful product transitions and deployment of new products requires accurate predictions of the product development schedule as well as volumes, product mix, customer demand and configuration. Compaq may also anticipate demand and perceived market acceptance that differs from the product's realizable customer demand and revenue stream. Further, in the face of intense competition in the industry, any delay in a new product rollout could decrease any advantage Compaq may have to be the first to market. A failure on the part of Compaq to carry out a product rollout in the time frame anticipated and in the quantities appropriately matching current customer demand could directly affect the future demand for the product and the profitability of Compaq.

         Quarterly sales cycle makes planning and operational efficiencies difficult. Compaq, like other technology companies, generally sells more hardware products in the third month of each quarter than in the first and second months. This sales pattern places pressure on manufacturing and logistics systems based on internal forecasts and may adversely affect Compaq's ability to predict its financial results accurately. In addition, to rationalize manufacturing utilization, Compaq may build products early in the quarter in anticipation of demand late in the quarter. Developments late in a quarter, such as lower-than-anticipated product demand, a systems failure, or component pricing movements, can adversely impact inventory levels, cash and related profitability in a manner that is disproportionate to the number of days in the quarter affected.

         Reliance on third party suppliers could delay product shipments and adversely affect operating results. Compaq depends on many suppliers for key supply components for its product offerings and certain other supply chain functions. For some of these key components Compaq may only use a single source supplier. In the event that supply of a key material component is delayed or curtailed, Compaq's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Compaq's business could also be adversely affected in the event that the financial condition of its original equipment manufacturers ("OEMs") erodes. Further, Compaq's reliance on these OEMs for key material components exposes Compaq to potential product quality issues that could affect the reliability and performance of its product set. Compaq attempts to mitigate the risk of reliance on third party manufacturers by working closely with key suppliers on product plans, coordinated product introductions, purchases on the spot market and selected strategic purchases.

         Consolidation of high performance servers on single microprocessor architecture could adversely affect revenue. In June 2001, Compaq and Intel Corp. ("Intel") announced a strategic alliance that, over a multi-year period, will lead to Compaq consolidating its high performance enterprise servers on a single microprocessor architecture. Plans to consolidate Compaq's high performance enterprise servers on a single microprocessor architecture could lead to the loss of high-end business. Compaq believes that the current development plans for the Compaq Alpha(TM) microprocessor offer significant advantages for its customers and that the cost effectiveness of the Intel(R) Itanium(TM) microprocessor will be an attractive value. However, the transition to the Intel architecture could lead to the loss of potential new business for Compaq's high-end enterprise products and the associated service business, and, more significantly, the loss of current customers to high-end enterprise hardware competitors in this sector.

         Minority investments could adversely affect earnings. Compaq holds minority interests in companies having operations or technology in areas within Compaq's strategic focus. Certain investments are in publicly traded companies whose share prices are highly volatile. The market value of certain of these investments at the end of the second quarter of 2001 was less than the carrying value of such investments. The continuation of these valuations, further adverse changes in market conditions or poor operating results of underlying investments could result in Compaq incurring losses or an inability to recover the carrying value of its investments.

         Doing business in certain locations creates additional risks. Manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas, such as Asia-Pacific, Latin America and other emerging markets, subject Compaq to a number of economic and other risks. Such risks include financial instability among resellers in these regions and the volatility of economic conditions in countries dependent on exports from the United States and European markets. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular Asia-Pacific and Latin America, when compared with United States and European markets. Compaq is also subject to any political and financial instability in the countries in which it operates, including inflation, recession, currency devaluation and interest rate fluctuations. Compaq continues to monitor its business operations in these regions and takes various measures to manage risks in these areas.

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

         Changes in the services business mix could adversely affect earnings. Compaq's Global Services business has traditionally provided services that included the design and implementation of high-end proprietary systems. If the trend for design and implementation of systems continues to move from proprietary environments to industry standard products, Compaq will need to continue and accelerate retraining its services personnel to compete in the new environment. There can be no assurance that Compaq will be able to successfully continue training, attracting and retaining the necessary personnel to achieve this transition as Compaq adapts its service practices to changing conditions.

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

         Compaq uses market valuations and value-at-risk valuation methods to assess the market risk of its financial instruments and derivative portfolios. It uses software by RiskMetrics to estimate the value-at-risk of its financial instruments and derivative portfolios based on estimates of volatility and correlation of market factors drawn from RiskMetrics data sets for the dates calculated. RiskMetrics defines loss as a reduction in the value of a portfolio in the event of adverse market conditions, using a predetermined confidence interval, over a specified period of time. Compaq's model uses a variance/covariance method for a holding period of one day with a 95 percent confidence level.

FOREIGN CURRENCY RISK

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

         Based on Compaq's foreign currency exchange instruments outstanding at June 30, 2001, Compaq estimates a maximum potential one-day loss in fair value of approximately $38 million. Compaq included all foreign exchange contracts in the value-at-risk calculation. The holding period for these instruments varies from one day to nine months, with the exception of instruments held by CFS, which have holding periods up to four years.

INTEREST RATE RISK

         Changes in interest rates affect interest income earned on Compaq's cash equivalents and short-term investments, interest expense on short-term borrowings, and the fair value of Compaq's debt and investment portfolios. Compaq does not enter into derivative transactions related to its cash, cash equivalents or short-term investments. Compaq does periodically enter into interest rate swap transactions for the purpose of hedging existing or anticipated liabilities. All interest rate swaps entered into by Compaq are for the sole purpose of hedging existing or anticipated interest rate sensitive positions, not for speculation.

         Based on Compaq's debt and investment portfolios outstanding at June 30, 2001, Compaq estimates a maximum potential one-day loss in fair value of $1 million. Compaq included all fixed income investments, interest rate swaps, commercial paper and long-term debt obligations in the value-at-risk calculation. The holding period for these instruments varies from one day to five years.

EQUITY PRICE RISK

         Compaq is exposed to equity price risks on the marketable portion of investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within Compaq's strategic focus. Compaq does not attempt to reduce or eliminate its market exposure on these securities. As of June 30, 2001, the fair value of Compaq's available-for-sale securities was $245 million. A 20 percent adverse change in equity prices would result in an approximate $49 million decrease in the fair value of Compaq's available-for-sale securities as of June 30, 2001.

         Because of the foregoing factors (Factors That May Affect Financial Condition and Future Results and Market Risk), as well as other variables affecting Compaq's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         See Note 11 to interim condensed consolidated financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May 2000, Compaq filed a shelf registration statement (file number 333-36750) with the Securities and Exchange Commission to register $2.0 billion of debt securities. The effective date of the registration statement was June 16, 2000. In August 2000, Compaq offered the following long-term debt securities pursuant to the shelf registration statement:

                                            FACE AMOUNT            AGGREGATE PRICE OF       UNDERWRITING DISCOUNTS,
              TITLE OF NOTES                 OF NOTES              OFFERING TO PUBLIC         COMMISSIONS AND FEES
       ----------------------------- -------------------------- -------------------------- ---------------------------
       7.65% Notes due 2005                $300 million               $299 million                 $2 million
       7.45% Notes due 2002                $275 million               $275 million                 $1 million

         The entire amount of the registered 7.65% Notes Due 2005 and 7.45% Notes Due 2002 were sold to Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Chase Securities, Inc., Morgan Stanley & Co., Incorporated, Lehman Brothers, Inc. and Solomon Smith Barney, Inc. as underwriters.

         The net proceeds from the sale of these senior unsecured debt securities were used for general corporate purposes (including investments in Compaq Financial Services Corporation and other subsidiaries), capital expenditures and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes).

         In February 2001, Compaq established under the shelf registration statement a $1.4 billion medium-term notes program for issuance of debt securities due nine months or more from date of issue. In May 2001, Compaq offered the following medium-term debt securities under the effective shelf registration statement:

                                            FACE AMOUNT            AGGREGATE PRICE OF       UNDERWRITING DISCOUNTS,
              TITLE OF NOTES                 OF NOTES              OFFERING TO PUBLIC         COMMISSIONS AND FEES
       ----------------------------- -------------------------- -------------------------- ---------------------------
       6.2% Medium-Term Notes due
       May 15, 2003                        $300 million              $299.8 million               $1.0 million

         The entire amount of the registered 6.2% Medium-Term Notes due May 15, 2003 was sold to Merrill Lynch, Pierce, Fenner & Smith, Incorporated, J.P. Morgan Securities, Inc. and Solomon Smith Barney, as agents.

         The net proceeds from the sale of these senior unsecured debt securities were used for general corporate purposes (including investments in Compaq Financial Services Corporation and other subsidiaries), capital expenditures and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes).

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders of Compaq on April 26, 2001, the stockholders voted on three proposals: the election of eight directors for one-year terms, a proposal to approve Compaq's 2001 Stock Option Plan and a proposal to vote on the stockholder proposal relating to Board of Director candidates.

         The first matter voted on was a proposal to elect Lawrence T. Babbio, Jr., Michael D. Capellas, Judith L. Craven, George H. Heilmeier, Kenneth L. Lay, Sanford M. Litvack, Thomas J. Perkins and Lucille S. Salhany, as directors of Compaq. All director nominees were elected. The following table sets forth the votes in such election:

                                                                     Votes
                     Director                  Votes For            Withheld
                     --------                --------------       ------------
           Lawrence T. Babbio, Jr.            1,368,193,466        14,957,508

           Michael D. Capellas                1,367,933,242        15,217,731

           Judith L. Craven                   1,367,505,482        15,645,492

           George H. Heilmeier                1,368,253,590        14,897,383

           Kenneth L. Lay                     1,367,842,269        15,308,704

           Sanford M. Litvack                 1,368,208,685        14,942,288

           Thomas J. Perkins                  1,368,051,218        15,099,756

           Lucille S. Salhany                 1,368,031,774        15,119,200


         The second matter voted on was a proposal to approve the Compaq Computer Corporation 2001 Stock Option Plan (the "Plan"). The following table sets forth the votes on the proposal to approve the Plan:

                              Number of Shares:
                              ----------------
                                  Voted For                               831,509,936

                                  Voted Against                           541,857,988

                                  Abstentions                               9,783,049


         The third matter voted on was a stockholder proposal relating to the disclosure and number of nominations for future Board of Directors candidates. The following table sets forth the votes on the stockholder proposal:

                              Number of Shares:
                              ----------------
                                  Voted For                                58,030,443

                                  Voted Against                           895,194,894

                                  Abstentions                              20,632,768

                                  Broker Non-Votes                            409,292

ITEM 5.  OTHER INFORMATION

         On May 17, 2001 Compaq filed a registration statement on Form S-8 with the Securities and Exchange Commission to register 80,000,000 shares of common stock under the Compaq Computer Corporation 2001 Stock Option Plan.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Reports on Form 8-K

     (i) Report on Form 8-K dated May 7, 2001, containing Compaq's computation of the ratio of earnings to fixed charges for the years ended December 31, 1996 through December 31, 2000 and for the three months ended March 31, 2001.

     (ii) Report on Form 8-K dated June 25, 2001, containing Compaq's news release dated June 25, 2001, announcing a multi-year agreement with Intel Corp. that accelerates availability of next-generation enterprise servers based on certain Intel architecture.

     (iii) Report on Form 8-K dated July 11, 2001, containing Compaq's news release dated July 10, 2001, reporting that, based on preliminary financial data, earnings on an operational basis for the second quarter ended June 30, 2001 are expected to be $0.04 per diluted common share and revenue for the same period to be $9.4 billion.

     (iv) Report on Form 8-K/A dated July 11, 2001, containing Compaq's news release dated July 10, 2001, reporting that, based on preliminary financial data, earnings on an operational basis for the second quarter ended June 30, 2001 are expected to be $0.04 per diluted common share and revenue for the same period to be $8.4 billion.

     (v) Report on Form 8-K dated July 26, 2001, containing Compaq's news release dated July 25, 2001, announcing its earnings release for the second quarter of 2001 and attaching the financial discussion document, Compaq's chief executive officer, Michael D. Capellas' and Compaq's chief financial officer, Jeff Clarke's second quarter earnings presentation to security analysts on July 25, 2001 and second quarter financial slides from Compaq's website, supplementing the information in the news release for the second quarter of 2001.



All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


July 26, 2001                             COMPAQ COMPUTER CORPORATION



                                               /s/ Jeff Clarke
                                              ---------------------------------

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