Form 10-Q
period 2001-09-30
COMPAQ COMPUTER CORP
filed 2001-10-23
CIK 714154

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



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

                                 Yes [X] No [ ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of September 30, 2001, was approximately 1.7 billion.

                           COMPAQ COMPUTER CORPORATION
                                    FORM 10-Q
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS



                                                         PART I

Item 1.         Financial Statements                                                                                 3

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations               13

Item 3.         Quantitative and Qualitative Disclosures About Market Risks                                         23


                                                         PART II

Item 1.         Legal Proceedings                                                                                   25

Item 2.         Changes in Securities and Use of Proceeds                                                           25

Item 6.         Exhibits and Reports on Form 8-K                                                                    25

                Signatures                                                                                          27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           COMPAQ COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                       SEPTEMBER 30,     DECEMBER 31,
(In millions, except par value)                                            2001              2000
-------------------------------                                        ------------      ------------
                                                                       (UNAUDITED)

ASSETS

Current assets:
   Cash and cash equivalents                                           $      3,940      $      2,569
   Trade accounts receivable, net                                             4,780             6,715
   Leases and other accounts receivable                                       1,663             1,677
   Inventories                                                                1,582             2,161
   Other assets                                                               2,444             1,989
                                                                       ------------      ------------
       Total current assets                                                  14,409            15,111

Property, plant and equipment, net                                            3,244             3,431
Other assets, net                                                             5,895             6,314
                                                                       ------------      ------------
           Total assets                                                $     23,548      $     24,856
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Borrowings                                                          $      1,501      $        711
   Accounts payable                                                           3,619             4,233
   Deferred income                                                            1,170             1,089
   Other liabilities                                                          4,755             5,516
                                                                       ------------      ------------
       Total current liabilities                                             11,045            11,549
                                                                       ------------      ------------

Long-term debt                                                                  600               575
                                                                       ------------      ------------
Postretirement and other postemployment benefits                                663               652
                                                                       ------------      ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value
       Shares authorized: 10 million; shares issued: none                        --                --
   Common stock and capital in excess of $.01 par value
       Shares authorized: 3 billion
       Shares issued: September 30, 2001 - 1,755 million
            December 31, 2000 - 1,742 million                                 8,213             8,039
   Retained earnings                                                          4,521             5,347
   Accumulated other comprehensive income (loss)                                (52)               27
   Treasury stock (shares: September 30, 2001 - 61 million
            December 31, 2000 - 53 million)                                  (1,442)           (1,333)
                                                                       ------------      ------------
       Total stockholders' equity                                            11,240            12,080
                                                                       ------------      ------------
           Total liabilities and stockholders' equity                  $     23,548      $     24,856
                                                                       ============      ============

 See accompanying notes to interim condensed consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      -------------------------     -------------------------
(In millions, except per share amounts)                                  2001           2000           2001           2000
---------------------------------------                               ----------     ----------     ----------     ----------

Revenue:
    Products                                                          $    5,835     $    9,573     $   20,051     $   25,884
    Services                                                               1,641          1,644          5,075          4,973
                                                                      ----------     ----------     ----------     ----------
        Total revenue                                                      7,476         11,217         25,126         30,857
                                                                      ----------     ----------     ----------     ----------

Cost of sales:
    Products                                                               4,830          7,380         16,124         20,074
    Services                                                               1,161          1,154          3,607          3,528
                                                                      ----------     ----------     ----------     ----------
        Total cost of sales                                                5,991          8,534         19,731         23,602
                                                                      ----------     ----------     ----------     ----------

Selling, general and administrative                                        1,298          1,502          4,084          4,369
Research and development                                                     297            382          1,013          1,092
Restructuring and related charges                                             --             --            742             --
Other (income) expense, net                                                  575            (20)           528            (69)
                                                                      ----------     ----------     ----------     ----------
                                                                           2,170          1,864          6,367          5,392
                                                                      ----------     ----------     ----------     ----------

Income (loss) before income taxes                                           (685)           819           (972)         1,863
Provision (benefit) for income taxes                                        (186)           262           (272)           596
                                                                      ----------     ----------     ----------     ----------
Income (loss) before cumulative effect of accounting change                 (499)           557           (700)         1,267
Cumulative effect of accounting change, net of tax                            --             --             --            (26)
                                                                      ----------     ----------     ----------     ----------

Net income (loss)                                                     $     (499)    $      557     $     (700)    $    1,241
                                                                      ==========     ==========     ==========     ==========

Earnings (loss) per common share:
Basic:
    Before cumulative effect of accounting change                     $    (0.29)    $     0.32     $    (0.41)    $     0.75
    Cumulative effect of accounting change, net of tax                        --             --             --          (0.02)
                                                                      ----------     ----------     ----------     ----------
                                                                      $    (0.29)    $     0.32     $    (0.41)    $     0.73
                                                                      ==========     ==========     ==========     ==========
Diluted:
    Before cumulative effect of accounting change                     $    (0.29)    $     0.31     $    (0.41)    $     0.73
    Cumulative effect of accounting change, net of tax                        --             --             --          (0.02)
                                                                      ----------     ----------     ----------     ----------
                                                                      $    (0.29)    $     0.31     $    (0.41)    $     0.71
                                                                      ==========     ==========     ==========     ==========

Shares used in computing earnings (loss) per common share:
    Basic                                                                  1,696          1,725          1,688          1,701
                                                                      ==========     ==========     ==========     ==========
    Diluted                                                                1,696          1,769          1,688          1,742
                                                                      ==========     ==========     ==========     ==========


 See accompanying notes to interim condensed consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                       ------------------------------
(In millions)                                                              2001              2000
-------------                                                          ------------      ------------

Cash flows from operating activities:
     Net income (loss)                                                 $       (700)     $      1,241
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation and amortization                                      1,039             1,062
           Restructuring and related charges                                    742                --
           Impairment charge for investments and related assets                 583                --
           Gain on sale of investments                                         (158)             (250)
           Deferred income taxes and other                                     (386)              517
           Changes in operating assets and liabilities, net of
              effects of acquired businesses                                    219            (2,282)
                                                                       ------------      ------------
                  Net cash provided by operating activities                   1,339               288
                                                                       ------------      ------------

Cash flows from investing activities:
     Capital expenditures, net                                                 (742)             (751)
     Proceeds from sale of investments                                          310               261
     Purchases of investments                                                  (105)             (450)
     Decrease in short-term investments                                          --               636
     Acquisitions of businesses, net of cash acquired                            --              (370)
     Other, net                                                                (138)              (55)
                                                                       ------------      ------------
                  Net cash used in investing activities                        (675)             (729)
                                                                       ------------      ------------

Cash flows from financing activities:
     Increase in short-term borrowings                                          515                36
     Increase in long-term borrowings                                           300               575
     Common stock transactions, net                                              42               (55)
     Dividends to stockholders                                                 (126)             (128)
                                                                       ------------      ------------
                  Net cash provided by financing activities                     731               428
                                                                       ------------      ------------

Effect of exchange rate changes on cash and cash equivalents                    (24)              274
                                                                       ------------      ------------
                  Net increase in cash and cash equivalents                   1,371               261
Cash and cash equivalents at beginning of period                              2,569             2,666
                                                                       ------------      ------------

Cash and cash equivalents at end of period                             $      3,940             2,927
                                                                       ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION

Acquisitions of businesses:

Fair value of:
   Assets acquired                                                     $         --      $        499
   Liabilities assumed                                                           --              (129)
                                                                       ------------      ------------
Cash paid                                                              $         --      $        370
                                                                       ============      ============


 See accompanying notes to interim condensed consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying interim condensed consolidated financial statements of Compaq Computer Corporation ("Compaq") as of September 30, 2001 and December 31, 2000 and for the three and nine month periods ended September 30, 2001 and 2000, respectively, have been prepared on substantially the same basis as Compaq's annual consolidated financial statements and should be read in conjunction with Compaq's Annual Report on Form 10-K for the year ended December 31, 2000. The interim condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year.

          Compaq purchased certain assets and liabilities of InaCom Corp.
in February 2000. This transaction was accounted for as a purchase. Compaq's interim condensed consolidated financial statements include the results of operations from the date of acquisition through September 30, 2001.

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

         Effective January 1, 2000, Compaq adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended ("SAB 101"), issued by the Securities and Exchange Commission ("SEC") in December 1999. Compaq's adoption of SAB 101 resulted in a change in method of accounting for certain revenue product shipments. The cumulative effect of this accounting change was $38 million ($26 million, net of tax). The accounting change did not have a material effect on revenue or quarterly earnings during 2000. Compaq has restated its results for the three and nine month periods ended September 30, 2000.

NOTE 4 - RESTRUCTURING AND RELATED CHARGES

         In the first and second quarters of 2001, Compaq's management approved restructuring plans to realign its organization and reduce operating costs. Compaq combined its commercial and consumer personal computer operations into a single Access business. Compaq is also implementing significant changes in its business model and supply chain operations. These actions are designed to simplify product offerings, derive greater internal operating efficiencies, lower order cycle time, reduce channel inventory and improve account and order management. In addition, Compaq is consolidating certain functions within the global business units and has reduced administrative functions. Accordingly, Compaq plans to reduce associated employee positions by approximately 4,500 and 4,000 worldwide in connection with the first and second quarter plans, respectively.

         Restructuring and related charges of $249 million and $493 million were expensed during the first and second quarters of 2001, respectively. The first quarter charge was comprised of $173 million related to employee separations, $64 million of related asset impairment charges and $12 million for other exit costs. The second quarter charge was comprised of $303 million related to employee separations, $138 million of related asset impairment charges, $40 million for facility closure costs and $12 million for other exit costs. Employee separation benefits under each plan include severance, medical and other benefits. Employee separations related to the first and second quarter plans were 4,300 and 2,300, respectively, as of September 30, 2001. Compaq expects to substantially complete the initiatives contemplated under both restructuring plans by December 31, 2001.

         Components of accrued restructuring costs and amounts charged against the plans as of September 30, 2001 were as follows:

                                      BEGINNING                    SEPTEMBER 30,
(In millions)                          ACCRUAL      EXPENDITURES        2001
                                      ----------    ------------   -------------

FIRST QUARTER PLAN
Employee separations                  $      173     $      114     $       59
Other exit costs                              12              4              8
                                      ----------     ----------     ----------
                                      $      185     $      118     $       67
                                      ----------     ----------     ----------
SECOND QUARTER PLAN
Employee separations                  $      303     $       45     $      258
Facility closure costs                        40             13             27
Other exit costs                              12             12             --
                                      ----------     ----------     ----------
                                      $      355     $       70     $      285
                                      ----------     ----------     ----------
                                      $      540     $      188     $      352
                                      ==========     ==========     ==========

         The accrual at September 30, 2001 includes amounts related to future cash payments to employees separated prior to September 30, 2001.

NOTE 5 - CERTAIN BALANCE SHEET COMPONENTS

         Raw materials, work in progress and finished goods were $338 million, $322 million and $922 million, respectively, at September 30, 2001 and $540 million, $298 million and $1.3 billion, respectively, at December 31, 2000.

         Accumulated depreciation was $4.2 billion and $3.6 billion at September 30, 2001, and December 31, 2000, respectively.

         At September 30, 2001 and December 31, 2000, Compaq held $371 and $864 million of equity investments, respectively, included in other non-current assets. As of September 30, 2001, the cost basis and fair value of Compaq's available-for-sale securities were approximately $76 million and $77 million, respectively.

         Compaq's $2.2 billion revolving credit facility expired in September 2001 and was renewed for a decreased amount of $1.75 billion. The $1.75 billion revolver expires in September 2002. In August 2001, Compaq reduced its $3.0 billion revolving credit facility to $2.25 billion. The $2.25 billion facility expires in October 2002. The facilities bear interest at LIBOR plus 0.625 percent and LIBOR plus 0.325 percent, respectively. Both of these facilities were unused at September 30, 2001.

         In May 2000, Compaq filed a shelf registration statement with the SEC to register $2.0 billion of debt securities. Compaq had the following debt securities outstanding under its effective registration statement as of September 30, 2001:

          DATE              AMOUNT          INTEREST RATE           INTEREST PAYABLE              MATURITY DATE
          ----              ------          -------------           ----------------              -------------

       August 2000       $300 million           7.65%           February 1 and August 1           August 1, 2005
       August 2000       $275 million           7.45%           February 1 and August 1           August 1, 2002

         In February 2001, Compaq established under its effective registration statement a $1.4 billion medium-term notes program for issuance of debt securities due nine months or more from date of issue. Compaq had the following debt securities outstanding under its medium-term notes program as of September 30, 2001:

          DATE              AMOUNT          INTEREST RATE           INTEREST PAYABLE              MATURITY DATE
          ----              ------          -------------           ----------------              -------------

        May 2001         $300 million           6.2%             May 15 and November 15            May 15, 2003

         The net proceeds from the sale of these senior unsecured debt securities were used for general corporate purposes including investments in Compaq's leasing operations, capital expenditures and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes).

         At September 30, 2001, borrowings included $1.2 billion in commercial paper and $275 million in debt securities maturing August 1, 2002. At December 31, 2000, borrowings principally included commercial paper.

         On October 17, 2001, the Board of Directors of Compaq ("Board") approved a cash dividend of $0.025 per share of common stock, or approximately $42 million, to stockholders of record as of December 31, 2001, payable on January 18, 2002. On July 26, 2001, the Board approved a cash dividend of $0.025 per share of common stock, or approximately $42 million, to stockholders of record as of September 29, 2001, paid on October 19, 2001. On July 27, 2000, the Board approved a cash dividend of $0.025 per share of common stock, or approximately $43 million, to stockholders of record as of September 29, 2000, paid on October 20, 2000.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss), net of tax, are listed below:

                                                           THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------     -------------------------------
(In millions)                                                   2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------

Net income (loss)                                           $       (499)     $        557      $       (700)     $      1,241
Other comprehensive income (loss):
     Unrecognized losses on cash flow hedges                         (20)               --                (9)               --
     Foreign currency translations                                     8                 1                 4                 3
     Unrealized gains (losses) on investments                         55              (647)              (74)           (2,985)
                                                            ------------      ------------      ------------      ------------
Comprehensive loss                                          $       (456)     $        (89)     $       (779)     $     (1,741)
                                                            ============      ============      ============      ============

NOTE 7 - OTHER INCOME AND EXPENSE

         Other (income) and expense consisted of the following:

                                                           THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------     -------------------------------
(In millions)                                                   2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------

Interest and dividend income                                $        (44)     $       (108)     $       (199)     $       (200)
Investment (income) loss, net                                        514               (38)              438              (144)
Interest expense                                                      58                74               181               204
Currency losses, net                                                  27                37                70                64
Other, net                                                            20                15                38                 7
                                                            ------------      ------------      ------------      ------------
                                                            $        575      $        (20)     $        528      $        (69)
                                                            ============      ============      ============      ============

         In the third quarter of 2001, Compaq recorded a net investment loss of $514 million due to a decline in market value of certain equity investments and other related assets, primarily related to Compaq's investment in CMGI, Inc. Compaq's effective tax rates changed to a 27 percent and 28 percent benefit for the three and nine months ended September 30, 2001, respectively, due primarily to the tax effect of the write-down of its investment portfolio during the third quarter of 2001. This write-down could result in future capital losses that are not expected to result in a corresponding tax benefit. Other income and expense for the nine months ended September 30, 2001 included investment losses of $438 million, net of unrelated investment gains. The investment gains and interest income of $61 million resulted primarily from the sale of an investment in a limited liability corporation.

NOTE 8 - EARNINGS PER COMMON SHARE

         Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Diluted loss per common share for the three and nine month periods ended September 30, 2001 is based only on the weighted average number of common shares outstanding during the periods, as the inclusion of 12 million and 18 million common share equivalents, respectively, would have been antidilutive. Incremental shares of 44 million and 41 million were used in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2000, respectively.

         Stock options to purchase 237 million and 39 million shares of common stock for the three month periods and 221 million and 41 million shares of common stock for the nine month periods ended September 30, 2001 and 2000, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares.

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

Summary financial data by business segment follows:

                                                           THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------     -------------------------------
(In millions)                                                   2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------

Enterprise Computing
        Revenue                                             $      2,376      $      3,811      $      7,995      $     10,205
        Operating income (loss)                                     (104)              493               102             1,138
Access
        Revenue                                                    3,255             5,604            11,453            15,213
        Operating income (loss)                                     (248)              142              (485)              201
Compaq Global Services
        Revenue                                                    1,879             1,841             5,757             5,523
        Operating income                                             284               232               809               658
Segment Eliminations and Other
        Revenue                                                      (34)              (39)              (79)              (84)
        Operating income (loss)                                        6                (9)                3               (15)
Consolidated Segment Totals
        Revenue                                             $      7,476      $     11,217      $     25,126      $     30,857
        Operating income (loss)                             $        (62)     $        858      $        429      $      1,982

         A reconciliation of Compaq's consolidated segment operating income
(loss) to consolidated income (loss) before income taxes follows:

                                                           THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------     -------------------------------
(In millions)                                                   2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------

Consolidated segment operating income (loss)                $        (62)     $        858      $        429      $      1,982
Unallocated corporate expenses                                       (48)              (59)             (131)             (188)
Restructuring and related charges                                     --                --              (742)               --
Other income (expense), net                                         (575)               20              (528)               69
                                                            ------------      ------------      ------------      ------------
Income (loss) before income taxes                           $       (685)     $        819      $       (972)     $      1,863
                                                            ============      ============      ============      ============

NOTE 10 - LITIGATION

         Compaq is subject to legal proceedings and claims that arise in the ordinary course of business. Compaq does not believe that the outcome of any of those matters will have a material adverse effect on Compaq's consolidated financial position, operating results or cash flows.

         Compaq and certain of its current and former officers and directors are named in two consolidated class action lawsuits pending in the United States District Court for the Southern District of Texas, Houston Division ("USDC - Houston"). One lawsuit was filed in 1998 and the other in 1999. The 1998 litigation consolidates five class action lawsuits brought by persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998. It asserts claims under Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Allegations in the 1998 lawsuit include the claim that the defendants withheld information and made misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock and further alleges that certain individual defendants sold Compaq common stock at the inflated prices. The 1999 litigation also consolidates a number of class action lawsuits. The litigation is brought on behalf of purchasers of Compaq common stock between January 27, 1999 and April 9, 1999. It asserts claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act; and Sections 11 and 15 of the Securities Act of 1933 ("Securities Act"). Allegations in the 1999 litigation include the claim that certain defendants and Compaq issued a series of materially false and misleading statements concerning Compaq's prospects in 1999 in order to inflate the market price of Compaq's common stock and further alleges that certain individual defendants sold Compaq common stock at the inflated prices. Lead counsels for the plaintiffs have been appointed in both the 1998 and 1999 litigation. The plaintiffs seek monetary damages, interest, costs and expenses in both the 1998 and 1999 litigation. In the 1998 litigation, USDC - Houston entered an order granting class certification. Compaq appealed class certification to United States Court of Appeals for the Fifth Circuit ("Fifth Circuit Appellate Court"). On July 25, 2001, Fifth Circuit Appellate Court vacated USDC - Houston's order certifying a class and appointing class representatives and remanded the case to USDC - Houston for further proceedings in accordance with its opinion. On August 8, 2001, plaintiffs' filed a petition for rehearing before Fifth Circuit Appellate Court. Compaq filed an opposition to the petition and is awaiting a ruling from the court. All discovery on the 1998 litigation has been stayed. On December 12, 2000, USDC - Houston judge dismissed the consolidated amended complaint in the 1999 litigation after finding that it failed to comply with pleading requirements under the law. The plaintiffs filed a second amended complaint on January 31, 2001. Compaq moved to dismiss the second amended complaint on March 6, 2001 and is awaiting a ruling. Compaq is vigorously defending both lawsuits.

         Several purported class action lawsuits were filed against Digital Equipment Corporation ("Digital") during 1994 alleging violations of Federal securities laws arising from alleged misrepresentations and omissions in connection with Digital's issuance and sale of Series A 8 7/8 percent Cumulative Preferred Stock and Digital's financial results for the quarter ended April 2, 1994. During 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts. Compaq settled all remaining class action lawsuits relating to this matter for approximately $5 million on July 11, 2001.

         Compaq is vigorously defending several consumer class action lawsuits alleging certain defects in its computers. One set of five related cases, involving claims in North Carolina, Illinois, Texas, Washington and California state courts with respect to certain desktop computers sold in 1996 and 1997, is in the process of being resolved. A Texas court has preliminarily approved a proposed settlement agreement under which Compaq will offer some combination of cash, coupons and software updates to qualifying class members. If approved, Compaq believes that this settlement will not have a material adverse effect on Compaq's consolidated financial position or its results of operations. Two other consumer class action lawsuits, (LaPray v. Compaq and Sprung v. Compaq) are part of a series of similar lawsuits filed against other major computer manufacturers, involving claims that the computer industry sold computers with allegedly defective floppy disk controllers. LaPray is pending in the District Court of Jefferson County, Texas, 60th Judicial District in Beaumont ("State District Court - Beaumont") while Sprung is pending in the United States District Court for the District of Colorado ("USDC - Colorado"). A class certification hearing was held in LaPray on June 8, 2001. State District Court - Beaumont entered an order granting class certification on July 23, 2001. Compaq has appealed the class certification order. The Sprung case has been stayed while USDC - Colorado considers Compaq's motion to dismiss. Compaq continues to provide information to the Federal government and state attorneys general in California and Illinois in response to inquiries regarding floppy disk controllers in computers sold to government entities.

NOTE 11 - PROPOSED MERGER WITH HEWLETT-PACKARD COMPANY

         On September 3, 2001, Compaq and Hewlett-Packard Company ("HP") announced that a definitive merger agreement was unanimously approved by both Boards of Directors, subject to regulatory approval and affirmative stockholders' vote by both companies. Under the terms of the agreement dated September 4, 2001, Compaq stockholders will receive 0.6325 of a newly issued HP share for each outstanding share of Compaq common stock. The transaction, which is expected to be tax-free to stockholders of both companies for U.S. Federal income tax purposes, will be accounted for as a purchase. Subject to regulatory and stockholder approvals and customary closing conditions, the transaction is expected to close in the first half of 2002. The details of this transaction are discussed in Compaq's Form 8-K filed with the SEC on September 4, 2001.

         In connection with the announced proposed merger of Compaq and HP, on September 3, 2001, Compaq's Board adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of Compaq common stock to stockholders of record as of the close of business on September 17, 2001. Each right entitles the registered holder to purchase from Compaq a unit consisting of one one-thousandth of a share of Compaq's Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $70.00 per unit, subject to adjustment. The rights expire on September 3, 2011 unless such date is extended or the rights are earlier redeemed or exchanged by Compaq. A complete description of the rights and their terms are set forth in the Rights Agreement dated as of September 4, 2001, as the same may be amended from time to time, between Compaq and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit 4.1 to Compaq's Form 8-K filed with the SEC on September 5, 2001.

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

RESULTS OF OPERATIONS

         Compaq purchased certain assets and liabilities of InaCom Corp. in February 2000. This transaction was accounted for as a purchase. Accordingly, Compaq's interim condensed consolidated financial statements include the results of operations from the date of acquisition through September 30, 2001.

         Summary financial data by business segment follows:

                                                           THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------     -------------------------------
(In millions)                                                   2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------

Enterprise Computing
        Revenue                                             $      2,376      $      3,811      $      7,995      $     10,205
        Operating income (loss)                                     (104)              493               102             1,138
Access
        Revenue                                                    3,255             5,604            11,453            15,213
        Operating income (loss)                                     (248)              142              (485)              201
Compaq Global Services
        Revenue                                                    1,879             1,841             5,757             5,523
        Operating income                                             284               232               809               658
Segment Eliminations and Other
        Revenue                                                      (34)              (39)              (79)              (84)
        Operating income (loss)                                        6                (9)                3               (15)
Consolidated Segment Totals
        Revenue                                             $      7,476      $     11,217      $     25,126      $     30,857
        Operating income (loss)                             $        (62)     $        858      $        429      $      1,982

         A reconciliation of Compaq's consolidated segment operating income
(loss) to consolidated income (loss) before income taxes follows:

                                                           THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------     -------------------------------
(In millions)                                                   2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------

Consolidated segment operating income (loss)                $        (62)     $        858      $        429      $      1,982
Unallocated corporate expenses                                       (48)              (59)             (131)             (188)
Restructuring and related charges                                     --                --              (742)               --
Other income (expense), net                                         (575)               20              (528)               69
                                                            ------------      ------------      ------------      ------------
Income (loss) before income taxes                           $       (685)     $        819      $       (972)     $      1,863
                                                            ============      ============      ============      ============

OVERVIEW

         Compaq reported third quarter and nine month consolidated revenue of $7.5 billion and $25.1 billion, respectively, a decrease of 33 percent and 19 percent compared with the prior year periods. While revenue in Compaq Global Services continued to grow, the higher services revenue was offset by declines in Compaq's hardware segments resulting from a weakening global economy, worsened by the events of September 11, and other related supply chain and logistics events, as well as aggressive pricing.

         Consolidated gross margin of 19.9 percent of revenue ($1.5 billion) and
21.5 percent of revenue ($5.4 billion) for the three and nine months ended September 30, 2001, respectively, declined by 4.1 and 2.0 percentage points from the comparable periods in 2000. The decline in gross margin resulted primarily from rapid price declines in the hardware segments.

         Consolidated operating expense was $1.6 billion for the third quarter of 2001, a reduction of $289 million, or 15 percent, compared with the third quarter of 2000. On a year to date basis, operating expense decreased $364 million, or 7 percent. While Compaq has successfully driven operating expense lower through solid execution of restructuring plans and other cost reduction initiatives, further benefits are expected to be realized upon conclusion of these actions.

         The effective tax rate benefit was 27 percent for the three months ended September 30, 2001 and 28 percent for the nine months ended September 30, 2001. For the comparable periods of 2000, Compaq's effective tax rate was 32 percent. The change was primarily driven by the tax effect of the write-down of Compaq's investment portfolio during the third quarter of 2001. This write-down could result in future capital losses that are not expected to result in a corresponding tax benefit. Compaq expects a full year 2001 effective tax rate benefit of 28 percent.

         For the third quarter of 2001, Compaq's net loss (excluding special items) was $120 million, or $(0.07) per diluted common share, compared with net income (excluding special items) of $532 million, or $0.30 per diluted common share, for the corresponding period in 2000. On a reported basis, Compaq's consolidated net loss was $499 million, or $(0.29) per diluted common share, in the third quarter of 2001, compared with consolidated net income of $557 million, or $0.31 per diluted common share, in the prior year quarter.

         For the nine months ended September 30, 2001, Compaq's net income (excluding special items) was $146 million, or $0.09 per diluted common share, compared with net income (excluding special items) of $1.1 billion, or $0.66 per diluted common share, for the corresponding period in 2000. On a reported basis, Compaq's consolidated net loss was $700 million, or $(0.41) per diluted common share for the nine months ended September 30, 2001, compared with consolidated net income of $1.2 billion, or $0.71 per diluted common share, in the prior year period.

         Special items in the third quarter of 2001 included net investment losses of $514 million, due to a decline in market value of certain equity investments and other related assets, primarily related to Compaq's investment in CMGI, Inc., and related tax effects, while the third quarter of 2000 included net investment income of $38 million ($25 million, net of tax).

         Special items in the first nine months of 2001 included restructuring charges of $742 million, net investment losses of $438 million, and related tax effects, while the first nine months of 2000 included net investment income of $144 million and related tax effect.

ENTERPRISE COMPUTING

         Enterprise Computing designs, develops, manufactures and markets advanced computing and telecommunication products, including business-critical servers, industry-standard servers and storage products.

Revenue

         Enterprise Computing revenue decreased $1.4 billion, or 38 percent, compared with the third quarter of 2000 and represented 32 percent of consolidated revenue during the quarter. On a year to date basis, revenue from this segment decreased $2.2 billion, or 22 percent. The combination of weakness in the economy, aggressive pricing practices particularly in low-end industry standard servers, and Compaq's actions to significantly reduce channel inventories drove average selling prices lower. Sales of Compaq's business critical servers outperformed the segment average as demand for Compaq Himalaya(TM) products remained steady.

Operating Income

         Enterprise Computing incurred an operating loss of $104 million during the quarter compared with operating income of $493 million in the third quarter of 2000. For the nine months ended September 30, 2001, operating income decreased $1 billion, or 91 percent, compared with the corresponding period in 2000. Lower operating income in this segment resulted primarily from lower margins in industry standard servers due to pricing actions in low-end products, partially offset by improvements in Compaq's cost model and slightly higher margins in business critical servers.

ACCESS

         The Access business delivers products and solutions targeting the convergence of business and home-user computing for the Internet-connected world.

Revenue

         Access revenue decreased $2.3 billion, or 42 percent, compared with the third quarter of 2000 and represented 44 percent of consolidated revenue during the quarter. On a year to date basis, Access revenue decreased $3.8 billion, or 25 percent. Deteriorating global economic conditions and declining consumer confidence led to an aggressive pricing environment. In addition, Compaq took strong pricing actions on existing model portable inventory in conjunction with the introduction of the new Compaq Evo(TM) line, and significantly reduced channel inventories during the quarter. These factors contributed to lower unit sales and average selling prices.

Operating Income

         The Access business incurred an operating loss of $248 million during the quarter compared with operating income of $142 million in the third quarter of 2000. For the nine months ended September 30, 2001, Access incurred an operating loss of $485 million compared with operating income of $201 million for the corresponding period in 2000. While Compaq has increased direct sales is beginning to realize increasing cost efficiencies from the combination of its consumer and commercial personal computer operations, weakening economic conditions and an aggressive pricing environment led to operating losses for the quarter and year to date periods.

COMPAQ GLOBAL SERVICES

         Compaq Global Services delivers worldwide infrastructure and solution design implementation, management and support services, as well as leasing and asset management services.

Revenue

         Compaq Global Services revenue increased $38 million, or 2 percent (5 percent in constant currency), compared with the third quarter of 2000 and represented 25 percent of consolidated revenue. On a year to date basis, revenue from this segment increased $234 million, or 4 percent (9 percent in constant currency). Compaq Global Services' broad portfolio and geographic diversification contributed to higher revenue, despite a challenging economic environment. Revenue growth was fueled by global enterprise technology solutions. Given current economic uncertainties, customers are focused on service and solution expenditures that reduce costs and increase productivity, resulting in growth in revenue from outsourcing and support services. Revenue also benefited from stronger service attachment rates as well as higher leasing revenues due to growth in Compaq's leased asset portfolio.

Operating Income

         Compaq Global Services operating income increased $52 million, or 22 percent, in the third quarter of 2001 compared with the corresponding period in 2000. For the nine months ended September 30, 2001, operating income from this segment increased $151 million, or 23 percent, compared with the corresponding period in 2000. The increase in operating income resulted primarily from higher revenue as noted above as well as lower operating costs resulting from initiatives to align operating costs with the current economic climate and revenue profile.

UNALLOCATED CORPORATE EXPENSES

         The results of the business segments exclude separately managed unallocated corporate expenses, which are comprised primarily of general and administrative costs as well as other items not controlled by the business segments. Unallocated corporate expenses decreased 19 percent from $59 million in the third quarter of 2000 to $48 million in the third quarter of 2001. On a year to date basis, unallocated corporate expenses decreased 30 percent from $188 million to $131 million.

RESTRUCTURING AND RELATED CHARGES

          In the first and second quarters of 2001, Compaq's management approved restructuring plans to realign its organization and reduce operating costs. Compaq combined its commercial and consumer personal computer operations into a single Access business. Compaq is also implementing significant changes in its business model and supply chain operations. These actions are designed to simplify product offerings, derive greater internal operating efficiencies, lower order cycle time, reduce channel inventory and improve account and order management. In addition, Compaq is consolidating certain functions within the global business units and has reduced administrative functions. Accordingly, Compaq plans to reduce associated employee positions by approximately 4,500 and 4,000 worldwide in connection with the first and second quarter plans, respectively.

         Restructuring and related charges of $249 million and $493 million were expensed during the first and second quarters of 2001, respectively. The first quarter charge was comprised of $173 million related to employee separations, $64 million of related asset impairment charges and $12 million for other exit costs. The second quarter charge was comprised of $303 million related to employee separations, $138 million of related asset impairment charges, $40 million for facility closure costs and $12 million for other exit costs. Employee separation benefits under each plan include severance, medical and other benefits. Employee separations related to the first and second quarter plans were 4,300 and 2,300, respectively, as of September 30, 2001. Compaq expects to substantially complete the initiatives contemplated under both restructuring plans by December 31, 2001. Upon conclusion of its restructuring initiatives, Compaq expects to achieve annualized savings of approximately $900 million in cost of sales and operating expenses as a result of the first and second quarter restructuring actions. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

         Components of accrued restructuring costs and amounts charged against the plans as of September 30, 2001 were as follows:

                                       BEGINNING                        SEPTEMBER 30,
(In millions)                           ACCRUAL        EXPENDITURES         2001
                                      ------------     ------------     -------------

FIRST QUARTER PLAN
Employee separations                  $        173     $        114     $         59
Other exit costs                                12                4                8
                                      ------------     ------------     ------------
                                      $        185     $        118     $         67
                                      ------------     ------------     ------------
SECOND QUARTER PLAN
Employee separations                  $        303     $         45     $        258
Facility closure costs                          40               13               27
Other exit costs                                12               12               --
                                      ------------     ------------     ------------
                                      $        355     $         70     $        285
                                      ------------     ------------     ------------
                                      $        540     $        188     $        352
                                      ============     ============     ============

         The accrual at September 30, 2001 includes amounts related to future cash payments to employees separated prior to September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

          Compaq's cash and cash equivalents increased $1.4 billion to $3.9 billion at September 30, 2001. The increase resulted primarily from $1.3 billion and $731 million provided by operating and financing activities, respectively, offset in part by $675 million used in investing activities.

         Net cash of $1.3 billion provided by operating activities consisted primarily of a net loss of $700 million adjusted for non-cash items of $1.8 billion and $219 million provided by working capital and other activities. Net cash provided by working capital and other activities resulted primarily from a decrease in receivables and inventory, offset in part by a decrease in payables and other current liabilities. Days sales outstanding were 59 days in the current quarter compared with 53 days in the fourth quarter of 2000. Inventory turns were 15.0 in the third quarter of 2001 compared with 16.3 in the fourth quarter of 2000.

         Net cash of $675 million used in investing activities consisted of $742 million used for net capital expenditures, $105 million used for the purchase of investments and $138 million used in other investing activities, partially offset by proceeds received from the sale of investments of $310 million.

         Cash provided by financing activities of $731 million consisted primarily of increases in short-term borrowings and long-term debt of $815 million and net common stock transactions of $42 million, partially offset by dividends paid to stockholders of $126 million.

         Estimated future uses of cash in 2001 include capital expenditures for land, buildings and equipment of approximately $200 million and purchases of equipment to be leased to third parties of approximately $100 million. Compaq has approximately $520 million remaining under the $1.0 billion program for the repurchase of Compaq common shares authorized by the Board of Directors in December 2000.

         Compaq also plans to use available liquidity to develop the purchased in-process technology related to the Digital Equipment Corporation acquisition into commercially viable products. At September 30, 2001, the estimated costs to be incurred to develop the purchased in-process technology into commercially viable products totaled approximately $640 million in the aggregate through the year 2004 ($110 million in 2001, $330 million in 2002, $140 million in 2003 and $60 million in 2004).

         Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq's $2.2 billion revolving credit facility expired in September 2001 and was renewed for a decreased amount of $1.75 billion. The $1.75 billion revolver expires in September 2002. In August 2001, Compaq reduced its $3.0 billion revolving credit facility to $2.25 billion. The $2.25 billion facility expires in October 2002. The facilities bear interest at LIBOR plus 0.625 percent and LIBOR plus 0.325 percent, respectively. Both of these facilities were unused at September 30, 2001. Compaq operates two short-term commercial paper programs totaling $4.7 billion. These programs are supported by the $2.25 billion and $1.75 billion credit facilities. Outstanding commercial paper reduces available borrowings under these credit facilities. At September 30, 2001, Compaq had $1.2 billion in commercial paper outstanding under the programs, with a weighted average interest rate of 3.6 percent. The carrying amount of the borrowings under the commercial paper programs approximates their fair value. Additionally, Compaq maintains various uncommitted lines of credit, which totaled approximately $587 million at September 30, 2001. There were no outstanding borrowings against these lines at September 30, 2001. Compaq believes that these sources of credit provide sufficient financial flexibility to meet future funding requirements. Compaq continually evaluates the need to establish other sources of working capital and will pursue those it considers appropriate based upon its needs and market conditions.

          In May 2000, Compaq filed a shelf registration statement with the Securities and Exchange Commission to register $2.0 billion of debt securities. Compaq had the following debt securities outstanding under its effective registration statement as of September 30, 2001:

          DATE              AMOUNT          INTEREST RATE           INTEREST PAYABLE              MATURITY DATE
          ----              ------          -------------           ----------------              -------------

       August 2000       $300 million           7.65%           February 1 and August 1           August 1, 2005
       August 2000       $275 million           7.45%           February 1 and August 1           August 1, 2002

         In February 2001, Compaq established under its effective registration statement a $1.4 billion medium-term notes program for issuance of debt securities due nine months or more from date of issue. Compaq had the following debt securities outstanding under its medium-term notes program as of September 30, 2001:

          DATE              AMOUNT          INTEREST RATE           INTEREST PAYABLE              MATURITY DATE
          ----              ------          -------------           ----------------              -------------

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

         Compaq's business and stock price may be adversely affected if the merger with Hewlett-Packard Company ("HP") is not completed. On September 4, 2001, Compaq entered into an agreement to combine its business with HP. If the merger is not completed, Compaq could be subject to a number of risks that may adversely affect its business and stock price, including: Compaq would not realize the benefits it expects by being part of a combined company with HP, as well as the potentially enhanced financial and competitive position as a result of being part of the combined company, would not be realized; the diversion of management attention from Compaq's day-to-day business and the unavoidable disruption to its employees and its relationships with customers and joint venture partners as a result of efforts and uncertainties relating to Compaq's anticipated merger with HP may detract from its ability to grow revenues and minimize costs, which may lead to a loss of market position that Compaq could be unable to regain if the merger does not occur; the market price of shares of Compaq's common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed; Compaq could be required to pay HP a $675 million termination fee; Compaq must pay the costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees; and Compaq may not be able to continue its present level of operations and have to scale back its business, may have to consider additional reductions in force, and may not be able to take advantage of future opportunities or effectively respond to competitive pressures, any of which could have a material adverse effect on its business and results of operations. In connection with the proposed merger, Compaq and HP expect to file a joint proxy statement/prospectus with the Securities and Exchange Commission. The joint proxy statement/prospectus will be mailed to all holders of Compaq stock and will contain important information about Compaq, HP and the proposed merger, risks relating to the merger and the combined company, and related matters. Compaq urges all of its stockholders to read the joint proxy statement/prospectus when it becomes available.

         The announcement of the planned merger could have an adverse effect on Compaq's revenues in the near-term if customers delay, defer, or cancel purchases pending resolution of the planned merger with HP. While Compaq is attempting to mitigate the risk through customer assurance programs, prospective customers could be reluctant to purchase Compaq's products if they are uncertain about the direction of the combined company's product offerings and its willingness to support and service existing products. To the extent Compaq's announcement of the merger creates uncertainty among those persons and organizations contemplating hardware, software or service purchases such that one large customer, or a significant group of small customers, delays purchase decisions pending resolution of the planned merger, this could have an adverse effect on Compaq's results of operations and quarterly revenues could be substantially below the expectations of market analysts and could cause a reduction in stock price.

         Worsening global economic conditions could adversely impact Compaq's revenues and growth rate. During the first nine months of 2001, the information technology market weakened, first in the United States, then in Europe and Asia. Continued softness in these markets, particularly in the telecommunications and consumer sectors, and purchasers' uncertainty about the extent of the global economic downturn could result in lower demand for products and services. While worsening economic conditions have had a negative impact on revenues to date, revenues and earnings could further deteriorate or Compaq's growth rate could be adversely impacted in the future as a result of economic conditions.

         The competitive environment in the information technology industry places pressure on revenue, gross margins and market share. Competition remains intense in the information technology industry with a large number of competitors vying for customers and market share domestically and internationally. These competitive factors have spurred more aggressive pricing tactics due to the softness in the information technology industry, which continues to put pressure on revenue, gross margins and market share. In the fourth quarter of 2001, Compaq intends to continue aggressive pricing and programs to drive demand generation in core markets and to reduce reseller inventories. Compaq cannot guarantee that programs and lower prices will generate growth in demand, or that the growth in demand will offset the relative reduction in its gross margins. Further, if its pricing and programs are not sufficiently competitive with the pricing and programs offered by its current and future competitors, Compaq may lose market share, which could adversely affect its revenues and prospects. Failure to successfully manage operating expenses, in connection with pricing programs, could adversely affect results of operations.

         Expansion of Compaq's solutions model could be delayed by cost constraints and organizational transition, which may have an adverse impact on its revenues. Compaq is focusing its business development on offering total information technology solutions to its customers. To succeed in this effort, Compaq must continue to expand its vertical industry presence, increase its service and software offerings, and offer programs that enable its customers to purchase information technology as a utility. Compaq must also invest significant resources in developing new solutions offerings and retain or develop significant new employee skills while under significant company-wide cost constraints. Compaq's failure to successfully expand its information technology solutions model or delay in its internal development or its acquisition of significant external resources in this area could result in its offerings not being competitive and lead to a reduction in consumer demand for its products and services, which could adversely affect its revenues.

         The consolidation of Compaq's high performance servers on a single microprocessor architecture could adversely affect its revenues. In June 2001, Compaq announced a strategic alliance with Intel Corp. ("Intel") that, over a multi-year period, will lead to consolidation of its high-end performance enterprise servers on a single microprocessor architecture. Plans to consolidate high-end performance enterprise servers on a single microprocessor architecture could lead to the loss of high-end business. Compaq believes that the Compaq Alpha(TM) microprocessor offers significant advantages for its customers and that the cost effectiveness of the Intel(R) Itanium(TM) microprocessor will be an attractive value. However, the transition to the Intel architecture could lead to the loss of potential new business for Compaq's high-end enterprise products with a different microprocessor architecture and service business associated with such products and, more significantly, the loss of current customers to high-end enterprise hardware competitors in this sector. Such a loss of business or current customers in the high-end performance enterprise server market could adversely affect Compaq's revenues.

         Compaq's failure to timely and successfully implement changes in its delivery models could negatively affect its revenues. Compaq uses a variety of delivery models to sell its broad array of products and services. Compaq sells directly to end users in all market sectors, but the largest proportion of its direct hardware sales is in large enterprise accounts. Compaq's computing hardware products are sold to the commercial market primarily through third-party resellers while consumer personal computing products are sold principally through retail outlets. Compaq has established a variety of programs designed to achieve improved operational capabilities for all of its delivery models by simplifying its product-set and pricing model, re-engineering its channel delivery model and more rapidly expanding its e-commerce capabilities for large, medium and small businesses. Should Compaq fail to implement the most advantageous delivery model for each of its products and services, Compaq could lose market opportunities that result in an adverse impact on its revenues.

         The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm Compaq's business and revenues. The disruption of Compaq's business as a result of the terrorist attacks of September 11, 2001 on the United States, including transportation and supply-chain disruptions and deferrals of customer purchasing decisions, had an immediate adverse impact on its business. The long-term effects of the September 11, 2001 attacks on Compaq's business and revenues are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect Compaq's business and revenues in the short or long-term in ways that cannot presently be predicted.

         Erosion of the financial condition of computer resellers or equipment lessees could adversely affect Compaq's business. Much of Compaq's revenue results from selling products through distributors and resellers. Compaq continually monitors and manages the credit it extends to distributors and resellers and attempts to limit credit risks by utilizing risk transfer arrangements and obtaining security interests. Compaq's business could be adversely affected in the event that the financial condition of its distributors and resellers erodes. As the global information technology market weakens, the likelihood of the erosion of the financial condition of these distributors and resellers increases. Upon the financial failure of a distributor or reseller, Compaq could experience disruptions in distribution as well as a loss associated with the unsecured portion of any of its outstanding accounts receivable. Additionally, Compaq provides information technology leasing and financing solutions to customers. As a consequence, Compaq is exposed to the risk that lessees will be unable to make required lease payments and to the risk that leased equipment will be worth less upon its return to Compaq than was estimated at lease inception. While Compaq believes that its allowances for credit losses are adequate and that its estimates of the residual values of leased equipment are reasonable, these allowances may not cover actual losses and Compaq may not realize estimated residual values, both of which could adversely affect its business.

           Compaq's failure to successfully align its service practices with the trend toward industry standard products could adversely affect its business. Compaq's Global Services business has traditionally provided services that included the design and implementation of both high-end proprietary systems and industry standard products. If the trend for design and implementation of systems continues to move from proprietary environments to industry standard products, Compaq will need to continue and accelerate retraining its services personnel to compete in the new environment. Compaq's failure to successfully continue training, attracting and retaining the necessary personnel to achieve this transition as Compaq adapts its service practices to changing conditions could adversely affect its business.

         Unanticipated delays in Compaq's product schedules could negatively affect product demand and adversely affect its business. The process of developing new high-technology products and services is complex and often uncertain due to the frequent introduction of new products that offer improved performance and pricing. Compaq's ability to successfully transition products and deploy new products requires that Compaq make accurate predictions of the product development schedule as well as volumes, product mix, customer demand and configuration. Compaq may anticipate demand and perceived market acceptance that differs from the product's realizable customer demand and revenue stream. Further, in the face of intense industry competition, any delay in the development, production or marketing of a new product could decrease any advantage Compaq may have to be the first or among the first to market. Compaq's failure to carry out a product rollout in the time frame anticipated and in the quantities appropriate to customer demand could adversely affect the future demand for its products and the related services and have an adverse effect on its business.

         Compaq's quarterly sales cycle makes planning and operational efficiencies difficult and future financial results less predictable. Like other technology companies, Compaq generally sells more hardware products in the third month of each quarter than in the first and second months. This sales pattern places pressure on manufacturing and logistics systems based on internal forecasts and may adversely affect Compaq's ability to predict its financial results accurately. In addition, to rationalize manufacturing utilization, Compaq may build products early in the quarter in anticipation of demand late in the quarter. Developments late in a quarter, such as lower-than-anticipated product demand, a systems failure, component pricing movements, or global logistics disruptions could adversely impact inventory levels, cash and related profitability in a manner that is disproportionate to the number of days in the quarter affected.

         The risks of doing business in developing countries and economically volatile areas could adversely affect Compaq's operations and earnings. Compaq's manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas, such as Asia-Pacific, Latin America and other emerging markets, subject Compaq to a number of economic and other risks. Such risks include financial instability among resellers in these regions and the volatility of economic conditions in countries dependent on exports from the United States and European markets. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular Latin American markets, when compared with the United States and European markets. Compaq is also subject to any political and financial instability in the countries in which it operates, including inflation, recession, trade protection measures, local labor conditions, and unexpected changes in regulatory requirements, currency devaluation and interest rate fluctuations. Compaq's failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically volatile areas could adversely affect its business.

         Compaq's reliance on third party suppliers of material components for its products could curtail production. Compaq depends on many third party suppliers for key components contained in its product offerings and certain other supply chain functions. For some of these components, Compaq may only use a single source supplier. From time to time, the supply for key components in its products lags behind worldwide demand. If the supply of a key material component is delayed or curtailed, Compaq's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. In the event that the financial condition of Compaq's third party suppliers for key components were to erode, the delay or curtailment of deliveries of key material components could occur. Further, Compaq's reliance on third party suppliers of key material components exposes it to potential product quality issues that could affect the reliability and performance of its product set. Compaq's inability to ship its products in desired quantities and in a timely manner due to a delay or curtailment of the supply of material components, or product quality issues arising from faulty components manufactured by third party suppliers, could adversely affect the market for its products and lead to a reduction in its revenues. Compaq's attempts to mitigate the risk of reliance on third party suppliers by working closely on product plans, coordinated product introductions, purchases on the spot market and selected strategic purchases could also fail.

         Compaq could incur losses in connection with its minority investments or be unable to recover the carrying value of its minority investments, which could adversely affect earnings. Compaq holds minority interests in companies having operations or technology in areas within its strategic focus. Certain of its investments are in publicly traded companies whose share prices are highly volatile. Further adverse changes in market conditions or poor operating results of underlying investments could result in its incurring losses or its inability to recover the carrying value of its investments.

         Delays in implementing Compaq's business and information management and system improvements could adversely affect its business. Compaq continues to focus on increasing the effectiveness and efficiency of its business and information management processes to increase customer satisfaction, improve productivity and lower costs. In 2001, Compaq is focusing on improvements required to support more direct sales and changes in its manufacturing supply chain operations to improve inventory levels. Capital investments to improve its systems infrastructure and increase system security could be hampered by its need to balance increased operational efficiency against budgetary constraints. Delays in implementing the improvements necessary to support more direct sales and changes to Compaq's manufacturing supply chain operations could adversely affect its business.

         Compaq's stock price, like that of other technology companies, can be volatile. Some of the factors that could affect Compaq's stock price are Compaq's, or a competitor's, announcement of new products, services or technological innovations, quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, and speculation in the press or investment community about Compaq's financial condition or results of operations. General market conditions and domestic or international economic factors unrelated to Compaq's performance may also affect its stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

         Restructuring activity and expense constraints could adversely affect Compaq's operations and divert management's focus. Compaq has undertaken two restructuring plans to realign its organization and bring its operational expenses to appropriate levels for each of its businesses while simultaneously implementing extensive new company-wide programs. The significant risks associated with these actions include the delays in implementation of anticipated reductions in force in highly regulated locations in a number of countries in Europe, adverse impact on employee morale and retention, and the failure to meet operational targets by not matching commitments in new programs to reductions in ongoing programs.

         Income taxes. Compaq anticipates an effective tax rate benefit of 28 percent for 2001. Compaq's manufacturing entity in Singapore was subject to a tax holiday that expired on August 31, 2001. Compaq's tax rate has historically been heavily dependent upon the proportion of earnings derived from its Singaporean manufacturing subsidiary and its ability to reinvest those earnings permanently outside the United States. If Compaq's intercompany transfer pricing with respect to its Singaporean manufacturing subsidiary for prior years requires significant adjustment due to audits or regulatory changes, Compaq's overall tax rate could be adversely affected.

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

FOREIGN CURRENCY RISK

         The value of the U.S. dollar affects Compaq's financial results. Changes in exchange rates may positively or negatively affect Compaq's revenues, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. Compaq engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Principal currencies hedged include the Euro, Japanese yen and British pound sterling. Compaq primarily uses forward exchange contracts to hedge those assets and liabilities that impact the income statement when remeasured according to accounting principles generally accepted in the United States. For some markets, Compaq has determined that ongoing hedging of non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. Compaq purchases foreign currency option contracts from time to time as well as forward exchange contracts to protect against currency exchange risks associated with the anticipated revenues of Compaq's international marketing subsidiaries, with the exception of certain subsidiaries that reside in countries in which such activity would not be cost effective or local regulations preclude this type of activity. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of Compaq's hedging programs include accuracy of sales forecasts, volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by Compaq are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although Compaq maintains these programs to reduce the impact of changes in currency exchange rates, Compaq's revenues or costs are adversely affected when the U.S. dollar sustains a strengthening position against currencies in which Compaq sells products and services or a weakening exchange rate against currencies in which Compaq incurs costs.

         Based on Compaq's foreign currency exchange instruments outstanding at September 30, 2001, Compaq estimates a maximum potential one-day loss in fair value of approximately $47 million. Compaq included all foreign exchange contracts in the value-at-risk calculation. The holding period for these instruments varies from one day to nine months, with the exception of instruments held in connection with leasing operations, which have holding periods up to four years.

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

         Based on Compaq's debt and investment portfolios outstanding at September 30, 2001, Compaq estimates a maximum potential one-day loss in fair value of $2 million. Compaq included all fixed income investments, interest rate swaps, commercial paper and long-term debt obligations in the value-at-risk calculation. The holding period for these instruments varies from one day to five years.

EQUITY PRICE RISK

         Compaq is exposed to equity price risks on the marketable portion of investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within Compaq's strategic focus. Compaq does not attempt to reduce or eliminate its market exposure on these securities. As of September 30, 2001, the fair value of Compaq's available-for-sale securities was $77 million. A 20 percent adverse change in equity prices would result in an approximate $15 million decrease in the fair value of Compaq's available-for-sale securities as of September 30, 2001.

         Because of the foregoing factors (Factors That May Affect Financial Condition and Future Results and Market Risk), as well as other variables affecting Compaq's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         See Note 10 to unaudited interim condensed consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 3, 2001, Compaq's Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of Compaq common stock to stockholders of record as of the close of business on September 17, 2001. Each right entitles the registered holder to purchase from Compaq a unit consisting of one one-thousandth of a share of Compaq's Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $70.00 per unit, subject to adjustment. The rights expire on September 3, 2011 unless such date is extended or the rights are earlier redeemed or exchanged by Compaq. A complete description of the rights and their terms are set forth in the Rights Agreement dated as of September 4, 2001, as the same may be amended from time to time, between Compaq and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit 4.1 to Compaq's Form 8-K filed with the Securities and Exchange Commission on September 5, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits

         Exhibit No.     Description

         2.1 Agreement and Plan of Reorganization dated September 4, 2001, by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 3, 2001 (filed September 4, 2001) (File No. 1-09026))

         4.1 Rights Agreement dated as of September 4, 2001, between Compaq Computer Corporation and EquiServe Trust Company, N. A., as Rights Agent, setting forth the rights of the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share at a Purchase Price of $70 per Unit, subject to adjustment, including the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K dated September 4, 2001 (filed September 5, 2001) (File No. 1-09026))

         10.1 $1,750,000,000 Revolving Credit Agreement (364 Day) dated as of September 28, 2001, among Compaq Computer Corporation, Citibank, N.A., as sole Administrative Agent, Bank of America, N.A. and The Chase Manhattan Bank, as Co-Syndication Agents, Fleet National Bank and The Royal Bank of Scotland plc, as Co-Documentation Agents and the other banks party thereto.

         10.2 Letter dated as of June 7, 2001, regarding Notice of the Company's Commitment Reduction to the $3,000,000,000 Credit Agreement among Compaq Computer Corporation, the banks signatory thereto and Bank of America National Trust and Savings Association, as Administrative Agent.

         10.3            Amendment to the 1985 Stock Option Plan.*

         10.4            Amendment to the 1985 Executive and Key Employee Stock
                         Option Plan.*

         10.5            Amendment to the 1985 Non-Qualified Stock Option Plan.*

         10.6            Amendment to the 1989 Equity Incentive Plan.*

         10.7            Amendment to the 1995 Equity Incentive Plan.*

         10.8            Amendment to the 1998 Stock Option Plan.*

         10.9            Amendment to the 2001 Stock Option Plan.*

         10.10 Amendment to the Non-Qualified Stock Option Plan for Non-Employee Directors.*

         10.11           Form of Executive Severance Agreement. *

         * Indicates management contract or compensatory plan or arrangement.

    b)   Reports on Form 8-K

         (i)             Report on Form 8-K dated September 4, 2001, containing
                         (a) Compaq's and Hewlett-Packard Company's joint news release dated September 3, 2001, announcing the planned merger of Hewlett-Packard Company and Compaq, and (b) the Agreement and Plan of Reorganization, dated September 4, 2001, by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq.

         (ii) Report on Form 8-K dated September 5, 2001, containing information about Compaq's stockholder rights plan, as approved by Compaq's Board of Directors and attaching the Rights Agreement, dated as of September 4, 2001, between Compaq and EquiServe Trust Company, N.A., as Rights Agent, including the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.

         (iii) Report on Form 8-K/A dated September 12, 2001, amending the reported number of authorized shares of Hewlett-Packard Company's common stock, par value $0.01 per share, as set forth in Section 3.2(a) of the Agreement and Plan of Reorganization attached as an exhibit to Compaq's Form 8-K filed on September 4, 2001.

         (iv) Report on Form 8-K dated September 17, 2001, containing Compaq's news release dated September 17, 2001, announcing the resumption of Compaq's stock repurchase program, of approximately $550 million remaining under the $1 billion program, as previously authorized by Compaq's Board of Directors in December 2000.

         (v) Report on Form 8-K dated October 2, 2001, containing Compaq's news release dated October 1, 2001, reporting that, based on preliminary financial data, earnings on an operational basis for the third quarter ended September 30, 2001, are expected to be a loss in the range of ($0.05) to ($0.07) per diluted common share and revenue to be in the range of $7.4 to $7.5 billion for the same period.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


October 23, 2001
                                      COMPAQ COMPUTER CORPORATION



                                      /s/ Jeff Clarke
                                      ------------------------------------------

                                      Jeff Clarke
                                      Senior Vice President, Finance and
                                      Administration and Chief Financial Officer
                                      (as authorized officer and as principal
                                      financial officer)

                               INDEX TO EXHIBITS

      EXHIBIT
      NUMBER             DESCRIPTION
      -------            -----------

         2.1             Agreement and Plan of Reorganization dated September 4,
                         2001, by and among Hewlett-Packard Company, Heloise
                         Merger Corporation and Compaq Computer Corporation
                         (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 3,
                         2001 (filed September 4, 2001) (File No. 1-09026))

         4.1             Rights Agreement dated as of September 4, 2001, between
                         Compaq Computer Corporation and EquiServe Trust
                         Company, N. A., as Rights Agent, setting forth the rights of the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share at a Purchase Price of $70 per Unit, subject to adjustment, including the Form of Rights Certificate as Exhibit B and the Summary of
                         Rights to Purchase Preferred Stock as Exhibit C
                         (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K dated September 4, 2001
                         (filed September 5, 2001) (File No. 1-09026))

         10.1 $1,750,000,000 Revolving Credit Agreement (364 Day) dated as of September 28, 2001, among Compaq Computer
                         Corporation, Citibank, N.A., as sole Administrative
                         Agent, Bank of America, N.A. and The Chase Manhattan
                         Bank, as Co-Syndication Agents, Fleet National Bank and
                         The Royal Bank of Scotland plc, as Co-Documentation
                         Agents and the other banks party thereto.

         10.2 Letter dated as of June 7, 2001, regarding Notice of the Company's Commitment Reduction to the $3,000,000,000 Credit Agreement among Compaq Computer
                         Corporation, the banks signatory thereto and Bank of America National Trust and Savings Association, as
                         Administrative Agent.

         10.3            Amendment to the 1985 Stock Option Plan.*

         10.4            Amendment to the 1985 Executive and Key Employee Stock
                         Option Plan.*

         10.5            Amendment to the 1985 Non-Qualified Stock Option Plan.*

         10.6            Amendment to the 1989 Equity Incentive Plan.*

         10.7            Amendment to the 1995 Equity Incentive Plan.*

         10.8            Amendment to the 1998 Stock Option Plan.*

         10.9            Amendment to the 2001 Stock Option Plan.*

         10.10           Amendment to the Non-Qualified Stock Option Plan for
                         Non-Employee Directors.*

         10.11           Form of Executive Severance Agreement. *

         * Indicates management contract or compensatory plan or arrangement.