Form 10-K
period 2001-12-31
COMPAQ COMPUTER CORP
filed 2002-01-30
CIK 714154

          ------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001       COMMISSION FILE NUMBER 1-9026


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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                         WHICH REGISTERED
          -------------------------------              ------------------------
           Common Stock, $.01 par value                 New York Stock Exchange
          Preferred Share Purchase Rights               New York Stock Exchange


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on January 29, 2002 (assuming all officers and directors are affiliates and based on the last sale price on the New York Stock Exchange as of such date) was approximately $19 billion.

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of January 29, 2002, was approximately 1.7 billion.

          ------------------------------------------------------------

                           COMPAQ COMPUTER CORPORATION
                             FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business                                                                2
Item 2.    Properties                                                             11
Item 3.    Legal Proceedings                                                      11
Item 4.    Submission of Matters to a Vote of Securities Holders                  11

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters  12
Item 6.    Selected Consolidated Financial Data                                   13
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                  14
Item 7A.   Quantitative and Qualitative Disclosures about Market Risks            34
Item 8.    Financial Statements and Supplementary Data                            36
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                              72

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                     73
Item 11.   Executive Compensation                                                 76
Item 12.   Security Ownership of Certain Beneficial Owners and Management         84
Item 13.   Certain Relationships and Related Transactions                         85

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K        86
Signatures                                                                        91


TERMS USED IN THIS ANNUAL REPORT ON FORM 10-K. The industry in which Compaq participates has developed a vocabulary that is used to describe its products and services. A number of these terms may not be used outside Compaq's industry and will be defined in this Annual Report on Form 10-K. As used in its industry, the term enterprise generally applies to equipment, software, services and solutions designed to meet the information technology needs of the customer's entire organization and to fulfill their needs for corporate-wide applications and services. In its broadest definition, storage means the retention of software program instructions, business records and other data within a computer system. The term may also be used to refer to equipment that is dedicated to storage. Enterprise storage means computer equipment on which computer instructions and business data for a corporation are written and stored. Fault-tolerant products are computer products that are designed with substantial component redundancy to eliminate any single point of failure and cope with internal failures or technical problems within the product without interrupting the computer system's performance and operation. Fault-tolerant products are generally designed for business-critical uses such as major stock exchange systems, airline booking, emergency police systems or certain hospital needs, where the highest levels of system and application reliability are required. Communication products broadly encompass information transfer and in computer-related areas involve data transfer from one computer to another.

PART I

ITEM 1. BUSINESS

GENERAL

         Founded in 1982, Compaq Computer Corporation is a leading global provider of information technology products, services and solutions for enterprise customers. Compaq Computer Corporation, together with its consolidated subsidiaries, (collectively "Compaq") designs, develops, manufactures and markets information technology equipment, software, services and solutions, including industry-leading enterprise storage and computing solutions, fault-tolerant business-critical solutions, communication products, personal desktop and notebook computers, and personal entertainment and Internet access devices.

         Compaq products and services are sold in more than 200 countries directly and through a network of authorized Compaq marketing partners. Compaq markets its products and services primarily to customers in the business, home, government and education sectors. Customer support and information about Compaq and its products and services are available at www.compaq.com.

         The matters discussed in this Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

RECENT EVENTS, ACQUISITIONS AND DIVESTITURES

         On September 3, 2001, Compaq and Hewlett-Packard Company ("HP") announced that a definitive merger agreement was unanimously approved by both Boards of Directors, subject to, among other conditions, regulatory approval and affirmative stockholders' vote by both companies. Under the terms of the agreement dated as of September 4, 2001, Compaq stockholders will receive 0.6325 of a newly issued HP share for each outstanding share of Compaq common stock. The transaction will be accounted for as a purchase. Subject to regulatory and stockholder approvals, which Compaq and HP are in the process of seeking, and other customary closing conditions, the transaction is expected to close in the first half of 2002. However, during the fourth quarter of 2001, certain HP stockholders representing approximately 18 percent of the outstanding common stock of HP, including Walter Hewlett, a current member of the HP Board of Directors, announced their intention to cast their respective and related stockholder votes against the planned merger. Compaq believes that the planned merger will obtain HP stockholder approval and ultimately be consummated; however, the outcome is presently uncertain. Despite Compaq's intent to complete the planned merger, as part of its ordinary course strategic planning, Compaq continues to consider its revenue and cost forecasts, capital resources, business units' growth and contraction and other forward-looking planning as a stand-alone entity.

         In February 1999, Compaq acquired Shopping.Com ("SDC") for an aggregate purchase price of $257 million. In April 1999, Compaq acquired Zip2 Corp. ("Zip2") for an aggregate purchase price of $341 million. These acquisitions were accounted for as purchases. The acquisitions of Zip2 and SDC furthered Compaq's announced strategy to be a global leader in Internet access and infrastructure through superior technology, services and partnerships. With these acquisitions Compaq attempted to leverage its interest in AltaVista Company to become a leading Internet destination site for information and e-commerce.

         In August 1999, Compaq sold an 81.5 percent equity interest in AltaVista Company, SDC and Zip2 (collectively "AltaVista") to CMGI, Inc. ("CMGI") for CMGI stock and other consideration totaling $1.8 billion in an effort to accelerate AltaVista's move to a world-leading portal network.

         In February 2000, Compaq acquired certain configuration and distribution assets of InaCom Corp. ("Inacom"), a provider of information technology services and products, for approximately $370 million in cash and the assumption of certain related liabilities. Compaq's acquisition of certain assets of Inacom furthered Compaq's announced strategy to accelerate its progress towards reducing inventories and to provide best-in-class complex configuration capabilities along with end-to-end order management and direct fulfillment capacity to the worldwide marketplace. Configuration capabilities refer to the systems and processes that enable Compaq to assemble an assortment of computer hardware and software components to produce the computer product or system designed by a particular customer. This acquisition was accounted for as a purchase. Compaq subsequently established Custom Edge Incorporated ("CEI") (doing business as Compaq Direct) as a wholly-owned subsidiary to operate the assets acquired from Inacom. In 2001, CEI was merged with and into Compaq Computer Corporation.

         For further information see Note 3 of the Notes to Consolidated Financial Statements.

COMPAQ PRODUCTS AND SERVICES

         Compaq, a leading global provider of information technology, products, services and solutions, designs, develops, manufactures and markets products and services that help customers build a competitive advantage and succeed in the evolving Internet-based economy. Compaq's three reportable business segments are Enterprise Computing, Access and Compaq Global Services. Segment results reflect changes made during 2001 in the organization of Compaq's businesses and its expense allocation methodology. Compaq combined its commercial personal computing business with its consumer business to form the Access segment. In addition, the results of Compaq's financing business, which were previously reflected in the Other segment category, were included in Compaq Global Services. Further, Compaq allocated certain shared expenses, such as information management, facilities and marketing costs, to the segments during 2001. Financial data for prior periods has been restated to conform to the current presentation. For further information on Compaq's reportable segments, including revenues for the years ended December 31, 2001, 2000 and 1999, see Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 11 of the Notes to Consolidated Financial Statements.

         In 2001, Compaq created Compaq Global Solutions, a marketing organization that works with each of Compaq's business segments and alliance partners to develop complete information technology solutions. Such solutions consist of Compaq products and services from across its business segments and alliance partners' expertise to solve the complex business issues facing Compaq's enterprise customers. During 2001, Compaq Global Solutions concentrated on the development of solutions for four vertical industries - telecommunications, finance, retail and government - and on the wireless horizontal market. In 2002, Compaq intends to expand its leadership role with products, services and solutions that address new technologies, reliability, high performance, competitive price points and new markets. Compaq continues to invest in research and development across its product lines.

ENTERPRISE COMPUTING. Enterprise Computing designs, develops, manufactures and markets advanced computing and telecommunications products and solutions for enterprise customers worldwide. The Enterprise Computing segment consists of three global business units: Industry Standard Servers, Business Critical Solutions and Enterprise Storage. Industry Standard Servers designs and manufactures industry-standard ProLiant(TM) servers, which are building blocks for information technology infrastructures, and integrates these with software and services to provide information technology solutions for companies of all sizes. Industry-standard products are produced using components such as microprocessors and software operating systems, designed and manufactured by third parties that are available across the industry and used by many computer manufacturers. Business Critical Solutions provides NonStop(TM) Himalaya(TM) and high performance AlphaServer(TM) systems with Tru64(TM) UNIX, OpenVMS(TM) and Linux operating systems for solutions that deliver the highest levels of availability, performance, scale and manageability for the telecommunications, financial services, high performance technical computing and other business-critical market segments. Enterprise Storage provides global storage solutions through the development and delivery of StorageWorks(TM) by Compaq storage area networks, automated backup solutions, network attached storage and a complete suite of SANworks(TM) by Compaq storage management solutions. Network attached storage means storage devices connected to a network of computers that store and deliver information to computers in the network. Enterprise Computing accounted for approximately 32 percent, 34 percent and 34 percent of Compaq's consolidated revenue in 2001, 2000 and 1999, respectively.

ACCESS. The Access segment delivers products and solutions designed to provide home and business users with anytime, anywhere access to information, communication and entertainment. For the business customer, the Access segment offers a broad range of innovative commercial computing devices, services and solutions. These include desktop, notebook, workstation and thin client products marketed under the Evo(TM), DeskPro(TM), Armada(TM) and other brands, as well as a full line of Compaq branded monitor and networking products - all designed to help customers simplify their business computing environments. For the consumer customer, the Access segment offers a wide range of innovative products and technologies that all work together to help the home or home office user simplify their life, connect their world and have fun. These include Presario(TM) branded desktop and notebook Internet PCs and a line of monitors and printers sold under the Compaq brand. In addition, the Access segment offers an innovative line of personal devices and solutions marketed under the iPAQ(TM) brand, targeting the convergence of business and home computing. These include handhelds, such as the award-winning iPAQ Pocket PC, as well as personal entertainment and communications products, home networking products, desktop computers, microportable projectors and Internet access appliances. Internet access appliances are devices used to access the Internet. The Access segment accounted for approximately 45 percent, 49 percent and 47 percent of Compaq's consolidated revenue in 2001, 2000 and 1999, respectively.

COMPAQ GLOBAL SERVICES. The Compaq Global Services segment helps customers manage the complexities and risks of today's multi-vendor, multi-technology information technology environments in over 200 countries. Compaq Global Services' proven methodologies and best-in-class processes deliver information technology solutions for today's most challenging business issues. Compaq Global Services' solutions are optimized for the highest levels of performance, availability and security. Compaq Global Services is a pioneer in wireless computing solutions, "Computing on Demand" or utility-style computing, and an industry leader in delivering enterprise solutions based on Microsoft Corporation ("Microsoft") technologies. Enterprise solutions incorporate industry expertise and consist of combinations of information technology equipment, software and services that are designed to solve complex business issues, such as payroll processing or inventory management, for enterprise customers. The Compaq Global Services segment consists of four global business units: Customer Support, Systems Integration, Managed Services and Financial Services. Customer Support offerings include lifecycle support services, business-critical services and high availability support services for multi-vendor, multi-technology hardware and software products. Lifecycle support services consist of installation, user assistance, maintenance, upgrading, replacement and disposition services available through a product's end of life. Customer Support also manages and delivers warranty support to its customers through its own service organization, as well as through full-service resellers and independent service companies. Systems Integration offerings include end-to-end information systems consulting, technical and application design services, systems integration, Internet and network architecture, project management services and e-business solutions. Systems integration means designing, configuring and installing a variety of computers and other information technology devices, often from different vendors and performing different functions, to provide a unitary system within a user environment. Managed Services offerings include outsourcing and resource management services, as well as business continuity and recovery services. Financial Services offerings include customized enterprise financing solutions that encompass computers, networks and technology upgrades, as well as asset management services for large and multi-national business customers. Asset management services involve the tracking, recovery, reconditioning and disposition of equipment. Financial Services also offers an array of specialized financial services to small and medium-sized businesses and the consumer, educational and government marketplaces. Financial Services operates in 42 countries. Compaq Global Services accounted for approximately 23 percent, 18 percent and 19 percent of Compaq's consolidated revenue in 2001, 2000 and 1999, respectively.

GEOGRAPHIC REGIONS

         Compaq operates in more than 200 countries worldwide and recognized 62 percent, 55 percent and 55 percent of its revenue from sales outside the United States during 2001, 2000 and 1999, respectively. Its business is organized in various geographic regions such as North America; Asia-Pacific; Japan; Latin America; Greater China; and Europe, the Middle East and Africa ("EMEA"). Each geographic region performs sales and marketing activities in its implementation of the respective global business unit's performance plans. Over the last three years, approximately 36 percent of Compaq's revenue was derived from EMEA. Compaq anticipates that a majority of its revenue will continue to come from sales outside the United States during 2002. Compaq believes that its international diversification provides stability to its worldwide operations and reduces the impact on Compaq of adverse economic changes in any single country. For a discussion of risks attendant to Compaq's foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Financial Condition and Future Results".

PRODUCT DEVELOPMENT

         Compaq is actively engaged in the design and development of new products and enhancements to its existing products. During 2001, 2000 and 1999, Compaq spent $1.3 billion, $1.5 billion and $1.7 billion, respectively, on research and development. Compaq continues to invest in research and development across its product lines.

         Since information technology develops rapidly, Compaq's continued success is dependent on the timely introduction of new products with competitive prices and features. Compaq's engineering efforts focus on new and emerging technologies, as well as design features that will increase manufacturing efficiency and lower production costs. In 2001, Compaq focused significant attention on technological developments for high performance technical computing, high availability and failsafe solutions, information technology for life sciences and telecommunications applications, storage technology, integration and configuration optimization, wireless development, and Internet and Intranet technologies. The terms high availability and failsafe solutions refer to different levels of fault-tolerance. High availability solutions refer to systems that are designed to provide a maximum amount of uptime availability for their users, usually measured in terms of less than 0.1 percent of downtime due to component failures or maintenance servicing. The high availability uptime is generally accomplished by clustering two or more computers so that they behave like a single computer. The concept of failsafe solutions is emerging in the information technology industry and refers to the combining of fault-tolerant and high availability features into an integrated system or solution.

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

MANUFACTURING AND MATERIALS

         Compaq's manufacturing operations consist of manufacturing finished products and various circuit boards from components and subassemblies that Compaq acquires from a wide range of vendors. In addition to its own manufacturing operations, Compaq utilizes a number of Electronic Manufacturing Services ("EMS") companies around the world to manufacture Compaq designed products. The use of EMS companies is intended to generate cost efficiencies and reduce time to market for certain Compaq designed products. Two of Compaq's largest EMS manufacturers are Hon Hai Precision Industry Company, Ltd. and Inventec Corp., both headquartered in Taiwan with manufacturing facilities in several countries. Some Compaq branded products are manufactured by third-party Original Equipment Manufacturers ("OEMs"). OEMs design, manufacture and often market their products under their own brand names. Compaq purchases the products and resells them rebranded with the Compaq brand. Two of Compaq's largest OEMs are Brocade Communications Systems, Inc. of San Jose, California, a supplier of fiber channel switches, and Lexmark International, Inc. of Lexington, Kentucky, a supplier of printers.

         Compaq utilizes two primary methods of fulfilling demand for products: building products to order ("BTO") and configuring products to order ("CTO"). BTO capabilities are employed to maximize manufacturing efficiencies by producing high volumes of basic product configurations. CTO permits configuration of units to the particular hardware and software customization requirements of certain customers. Both BTO and CTO are designed to generate cost efficiencies relating to just-in-time manufacturing, inventory management and distribution practices. Just-in-time manufacturing reduces inventory by manufacturing or taking delivery of the inventory from third-party suppliers immediately prior to the sale or distribution of products to Compaq's customers.

         Compaq believes that there are a sufficient number of vendors for most of its components and subassemblies. A significant number of components, however, are purchased from single sources such as Intel Corporation ("Intel") and Microsoft, among others, due to technology, availability, price, quality or other considerations. Order lead times and cancellation requirements vary by supplier and component. Key components and processes currently obtained from single sources include certain types of Compaq's microprocessors, displays, operating systems, application-specific integrated circuits and other custom chips, and certain processes relating to construction of the housing for Compaq's computers. In addition, new products introduced by Compaq may initially utilize custom components obtained from only one source until Compaq has evaluated whether there is a need for additional suppliers.

         Compaq has a significant relationship with Intel based on the use of Intel microprocessors in many of Compaq's products. Compaq purchases Intel microprocessors through purchase orders at prices that it believes are generally the same as similarly situated companies. Compaq negotiates discounts from Intel's standard pricing on specific quantities of specific microprocessors from time to time based, in part, on availability. In addition, Compaq participates in marketing programs that Intel offers to manufacturers utilizing its products. Compaq also has a strategic alliance with Intel designed to consolidate Compaq's high performance enterprise servers on the Intel Itanium microprocessor architecture. In connection with this alliance, Compaq granted Intel a non-exclusive license to its Alpha microprocessor technology.

         Compaq has used Microsoft components in its products since 1983, and sells a license for a Microsoft operating system with many of its products. The terms of this licensing arrangement are set forth in Microsoft's OEM license agreements with Compaq. Compaq ships an operating system with a majority of its products, but is not required to ship a Microsoft operating system. Compaq also ships computers with other types of operating systems. In addition, Compaq has separate license agreements for other types of Microsoft software. Compaq believes that the terms of the OEM and other license agreements are generally the same as those for other similarly situated manufacturers.

         Like other participants in the computer industry, Compaq ordinarily acquires materials and components through a combination of blanket and scheduled purchase orders released to position the supplier to support Compaq's requirements for periods averaging 90 to 120 days. From time to time, Compaq has experienced significant price increases and limited availability of certain components that are not available from multiple sources. At times, Compaq has been constrained by parts availability in meeting product orders, and future constraints could have an adverse effect on Compaq's operating results. In 2001, Compaq experienced shortages in microprocessors and printed circuit assemblies, which constrained production. In addition, Compaq experienced material constraints in all commodities during the latter portion of the third quarter of 2001 as a result of the September 11 tragedy and its impact on transportation services. Because of the related delays in distribution of Compaq products and the slowdown in the market, it is difficult to quantify the scale of the impact of these constraints. If the supply of a key material component is delayed or halted for a significant period of time, production could be curtailed, resulting in an adverse effect on Compaq's business. Frequently, Compaq is able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on gross margins but does not disrupt production. On occasion, Compaq acquires component inventory in anticipation of supply constraints. A restoration of component availability and resulting decline in component pricing more quickly than anticipated could have an adverse effect on Compaq's operating results.

MARKETING AND DISTRIBUTION

         In response to changing industry practices and customer preferences, Compaq continues to tailor its product and service delivery models to the needs of its customers. Compaq's products and services are sold and delivered primarily directly to large enterprise, government and education accounts, supplemented by dealers, value-added resellers, systems integrators and authorized service providers. Compaq's products and services are sold and delivered primarily through dealers, consumer retail channels and authorized service providers to medium-sized business and home customers, and increasingly through direct sales and delivery, including via the Internet. Value-added resellers, frequently referred to as VARs, are businesses that buy Compaq products and resell them to third parties along with other equipment or services designed to be used with Compaq products. Systems integrators buy Compaq products and combine them with other products to create a customized computer system for a particular customer. Compaq's direct model includes sales of its products and services through its worldwide sales force, Internet-based and telephone sales and service delivery via Compaq's www.compaq.com website and toll free number, 1-800-AT-COMPAQ, Enterprise Direct programs for major business, government and education accounts, and Partner Direct fulfillment to customers referred by Compaq's marketing partners.

         Compaq has made substantial progress toward evolving its distribution model to sell more products directly to end-users. In 2001, Compaq continued to expand its direct product distribution model, principally in North America. At the end of 2001, Compaq was shipping approximately 59 percent of its North America product sales via its direct model. In 2002, Compaq will continue improvements in North America and focus its efforts on improving its direct model in EMEA. Should Compaq fail to implement the most advantageous delivery model for its products and services, Compaq could lose market opportunities that may result in an adverse effect on its operating results. Compaq, however, does not believe that there is only one distribution model to optimally sell its products and services.

PATENTS, TRADEMARKS AND LICENSES

         Compaq believes that the intellectual property it owns or licenses is an important part of its business and complements its technological expertise, innovative talents and marketing capabilities across all business segments. Compaq owned over 3,900 patents and had over 1,800 patent applications pending with the United States Patent and Trademark Office at the close of 2001, as well as related international patents and patent applications. Those patents are of various durations. Compaq, however, does not believe that Compaq's or any of its principal segments' business is materially dependent on any particular patent. From time to time, Compaq has entered into patent cross-licensing agreements of various durations with companies holding patents to technology related to Compaq's products. Such companies have included International Business Machines, Inc., Microsoft and Intel. Compaq also owns numerous registered trademarks in the United States and in a number of foreign countries.

SEASONALITY

         General economic conditions have an impact on Compaq's business and financial results. From time to time, the markets in which Compaq sells its products experience weak economic conditions that may negatively affect sales. Although Compaq does not consider its business to be highly seasonal, Compaq generally experiences higher revenue and earnings in the second half of the year. European sales and consumer sales are typically more seasonal than other geographies/markets. Significant growth in Europe or in consumer sales generally could result in financial results that are more dependent on those selling cycles.

CUSTOMERS

         Compaq sells its products and services to a broad range of customers in over 200 countries. Compaq's customer base includes large business enterprises, governments, educational institutions, small and medium-sized businesses, consumers and indirect sales distributors and resellers. Though Compaq's direct model is growing, Compaq continues to distribute a significant portion of its sales in the Access business segment through indirect distributors and resellers. As a result, Compaq may maintain individually significant accounts receivable balances from those companies. If the financial condition and operations of those companies deteriorate, Compaq's operating results could be adversely affected. One such distributor, Ingram Micro, Inc. ("Ingram"), accounted for approximately 11 percent of consolidated revenue in 2001, predominantly in the Access segment, and 6 percent of accounts receivable as of December 31, 2001. In 2000, Ingram accounted for approximately 14 percent of consolidated revenue and 11 percent of accounts receivable at December 31, 2000. During these periods, no other customer of Compaq accounted for 10 percent or more of consolidated revenue.

         Ingram has been a distributor of Compaq's products for a number of years, and prior to that time Ingram was a reseller of Compaq's products. Compaq's agreement with Ingram contains no minimum sale or purchase commitments and does not contain pricing for Compaq's products. Instead, it refers to pricing programs, which are modified from time to time and applicable to all distributors of a similar type in the same geographical market. Compaq believes that the contractual terms that govern its relationship with Ingram are not materially different from contracts that Compaq enters into with its other United States distributors.

         Compaq generally has experienced longer accounts receivable cycles in its emerging markets, in particular Asia-Pacific and Latin America, when compared with its United States and European markets. In the event that accounts receivable cycles in these developing markets significantly deteriorate or one or more of Compaq's larger resellers in these regions fails, Compaq's operating results could be adversely affected.

BACKLOG

         Compaq's resellers typically purchase products on an as-needed basis, and they frequently change delivery schedules and order rates depending on market conditions. Unfilled orders can be, and often are, canceled at will and without penalties. Compaq believes that backlog is not a meaningful indicator of future business prospects due to the large volume of products delivered from shelf inventories and the shortening of product lifecycles. Therefore, Compaq believes that backlog information is not meaningful to an understanding of its business.

COMPETITION

         The computer industry is intensely competitive with many United States and international companies vying for market share. The market continues to be characterized by rapid technological advances in both hardware and software developments that have substantially increased the capabilities and applications of information management products and have resulted in the frequent introduction of new products. Because of the complexity of computer systems and because of reliance upon the interaction of a variety of hardware and software products, customers increasingly look for a broad range of product and service offerings from a single vendor that takes overall responsibility for the interoperability of the system. The principal elements of competition are distribution capability, product performance, product quality and reliability, service and support, price, financing, marketing and corporate reputation. Compaq believes that its products and services compete favorably based on each of these elements. Compaq, however, could be adversely affected if its competitors introduce innovative products, offer a more attractive combination of products and services, or offer their products at significantly lower prices than Compaq. Compaq's results could also be adversely affected should it be unable to effectively implement its technological and marketing alliances with other companies, such as Microsoft, Intel, AOL Time Warner, Inc., Novell, Inc., Oracle Corporation and SAP Corporation, among others, and to manage the competitive risks associated with these relationships.

ENVIRONMENTAL LAWS AND REGULATIONS

         Compaq is committed to conducting its business in a manner that delivers leading environmental, health and safety ("EHS") performance and protects the quality of the communities where it operates. Compaq has implemented a comprehensive EHS management system to address risks associated with its business operations. Compaq integrates numerous environmental features into its product design and manufacturing processes that reduce the products' potential environmental impact during their lifecycles. Compaq's products are designed and manufactured to meet or exceed a variety of the world's environmental standards, regulations and expectations. Compaq undertakes ongoing environmental programs, including waste reduction, energy conservation, recycling and design for the environment. Compaq maintains a worldwide environmental health and safety audit program. The audit program includes management system audits, compliance evaluations and waste disposal vendor reviews.

         Compaq's operations are subject to various environmental laws and regulations in the United States and other countries where Compaq operates. Compaq is continuing to incur costs in connection with the investigation and remediation of certain properties that it acquired in previous business combinations. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as "Superfund"), Compaq is sharing in the cost of cleaning up certain sites listed on the Federal National Priorities List of Superfund Sites and certain state listed contaminated sites. Compliance with laws enacted for protection of the environment to date has had no material effect upon Compaq's capital expenditures, earnings or competitive position. Compaq does not anticipate any material adverse effect in the future based on the nature of its operations, current environmental laws and regulations, and the current estimates of Compaq's site investigation and cleanup costs associated with the Superfund and state listed sites. However, environmental laws and regulations are subject to change, cleanup periods are protracted in length, and environmental remediation standards may become more stringent. Therefore, there can be no assurance that such laws, regulations or standards will not have a future material adverse effect on Compaq.

EMPLOYEES

         At December 31, 2001, Compaq had approximately 63,700 full-time regular employees and approximately 14,500 temporary and contract workers engaged in manufacturing operations, engineering, research and development, marketing, sales, service and administrative activities. Compaq believes that its ability to attract and appropriately retain skilled personnel is critical to its success. Accordingly, Compaq has developed competitive human resources policies consistent with its business plan.

ITEM 2.  PROPERTIES

         Compaq's principal administrative facilities and a manufacturing facility are located on the 1,000-acre Compaq Campus in Houston, Texas. Compaq owns or leases administrative, sales, service, research and development, warehouse, and manufacturing facilities in over 500 cities in 58 countries worldwide. Compaq's principal international manufacturing facilities are in Scotland and Brazil, and its principal domestic manufacturing facilities are in California and Texas. Compaq Direct operates assembly and configuration centers in Nebraska, Indiana, New Jersey and California. Compaq owns and leases customer service call centers worldwide, the largest of which are in Massachusetts, Georgia, Texas and Ireland.

         Compaq's real estate portfolio consisted of approximately 26 million and 27 million square feet of building space worldwide at December 31, 2001 and 2000, respectively. Compaq's facilities are used for current operations of all segments and suitable additional space is available to accommodate expansion needs.

ITEM 3.  LEGAL PROCEEDINGS

         Information regarding legal proceedings is set forth in Note 13 of the Notes to Consolidated Financial Statements under the subheading "Litigation" which information is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET FOR COMMON STOCK. Compaq's common stock is listed on the New York Stock Exchange and trades under the symbol CPQ. As of January 28, 2002, Compaq had approximately 84,000 stockholders of record. The high and low closing stock prices, as reported on the NYSE Composite Transaction Tape, were as follows:

                             2001                                 2000
              -----------------------------------   ----------------------------------
                    High              Low                High              Low
              ----------------- -----------------   ---------------- -----------------

1st Quarter       $ 24.58          $  14.81             $ 33.00         $  24.69
2nd Quarter         21.85             13.30               30.25            24.50
3rd Quarter         15.85              7.85               34.63            25.00
4th Quarter         11.65              7.66               31.42            14.70

         DIVIDENDS, DIVIDEND REINVESTMENT AND DIRECT STOCK PURCHASE PLAN. Compaq paid quarterly dividends of $0.025 per share during 2001 and 2000. Should the proposed merger with Hewlett-Packard Company not be completed, Compaq anticipates that the cash dividend will continue to be paid on a quarterly basis. Compaq has established a dividend reinvestment plan through which stockholders may reinvest their dividends in Compaq common stock. Compaq also has a direct stock purchase plan through which Compaq stock may be purchased directly from the company. Information about both plans is available at www.compaq.com/corporate/ir/si/irsi.html.

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

Year ended December 31
(In millions, except per share amounts)                         2001          2000          1999        1998(1)         1997
---------------------------------------                      ----------    ----------    ----------    ----------    ----------
STATEMENT OF INCOME
Revenue:
    Products(2)                                              $   26,728    $   35,506    $   31,824    $   27,372    $   24,122
    Services                                                      6,826         6,716         6,623         3,797           462
                                                             ----------    ----------    ----------    ----------    ----------
        Total revenue                                            33,554        42,222        38,447        31,169        24,584
                                                             ----------    ----------    ----------    ----------    ----------
Cost of sales:
    Products                                                     21,536        27,624        25,263        21,383        17,500
    Services                                                      4,906         4,793         4,535         2,597           333
                                                             ----------    ----------    ----------    ----------    ----------
        Total cost of sales                                      26,442        32,417        29,798        23,980        17,833
                                                             ----------    ----------    ----------    ----------    ----------
Selling, general and administrative expense                       5,328         6,044         6,341         4,978         2,947
Research and development                                          1,305         1,469         1,660         1,353           817
Restructuring and related activities                                742           (86)          868           393            --
Merger-related costs                                                 44            --            --            --            44
Purchased in-process technology(3)                                   --            --            --         3,196           208
Other (income) expense, net(2)(4)                                   466         1,503        (1,154)          (69)          (23)
                                                             ----------    ----------    ----------    ----------    ----------
                                                                  7,885         8,930         7,715         9,851         3,993
                                                             ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes                                  (773)          875           934        (2,662)        2,758
Provision (benefit) for income taxes                               (210)          280           365            81           903
                                                             ----------    ----------    ----------    ----------    ----------
Income (loss) before cumulative effect of
  accounting change                                                (563)          595           569        (2,743)        1,855
Cumulative effect of accounting change, net of tax(5)              (222)          (26)           --            --            --
                                                             ----------    ----------    ----------    ----------    ----------
Net income (loss)                                            $     (785)   $      569    $      569    $   (2,743)   $    1,855
                                                             ==========    ==========    ==========    ==========    ==========
Earnings (loss) per common share:
Basic:
   Before cumulative effect of accounting change             $    (0.34)   $     0.35    $     0.35    $    (1.71)   $     1.23
   Cumulative effect of accounting change, net of tax             (0.13)        (0.02)           --            --            --
                                                             ----------    ----------    ----------    ----------    ----------
                                                             $    (0.47)   $     0.33    $     0.35    $    (1.71)   $     1.23
                                                             ==========    ==========    ==========    ==========    ==========
Diluted:
   Before cumulative effect of accounting change             $    (0.34)   $     0.34    $     0.34    $    (1.71)   $     1.19
   Cumulative effect of accounting change, net of tax             (0.13)        (0.01)           --            --            --
                                                             ----------    ----------    ----------    ----------    ----------
                                                             $    (0.47)   $     0.33    $     0.34    $    (1.71)   $     1.19
                                                             ==========    ==========    ==========    ==========    ==========
Shares used in computing earnings (loss) per common share:
    Basic                                                         1,688         1,702         1,693         1,608         1,505
    Diluted                                                       1,688         1,742         1,735         1,608         1,564

Cash dividends per common share                              $     0.10    $     0.10    $    0.085    $    0.065    $    0.015

FINANCIAL POSITION
Current assets                                               $   13,278    $   15,111    $   13,849    $   15,167    $   12,017
Total assets                                                     23,689        24,856        27,277        23,051        14,631
Current liabilities                                              11,133        11,549        11,838        10,733         5,202
Long-term obligations                                               600           575            --           422            --
Stockholders' equity                                             11,117        12,080        14,834        11,351         9,429

----------

(1)      1998 results reflect the acquisition of Digital in June 1998.

(2) 2000 and 1999 reflect reclassifications between product revenue and other income and expense to reflect the adoption of Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-9").

(3) Represents non-recurring, non-tax-deductible charges associated with purchased in-process technology of $3.2 billion in connection with the Digital acquisition in 1998, and $208 million in connection with acquisitions in 1997.

(4) Includes a $613 million charge for impairment of investments and related assets in 2001; a $1.8 billion charge for impairment of investments in 2000; and a $1.2 billion gain on the sale of an 81.5 percent interest in AltaVista in 1999.

(5) Effective January 1, 2001, Compaq adopted EITF 01-9. Effective January 1, 2000, Compaq adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended. Pro forma results for prior years are not disclosed due to immateriality.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Founded in 1982, Compaq Computer Corporation is a leading global provider of information technology products, services and solutions for enterprise customers. Compaq Computer Corporation, together with its consolidated subsidiaries, (collectively "Compaq") designs, develops, manufactures and markets information technology equipment, software, services and solutions, including industry-leading enterprise storage and computing solutions, fault-tolerant business-critical solutions, communication products, personal desktop and notebook computers, and personal entertainment and Internet access devices that are sold in more than 200 countries.

         On September 3, 2001, Compaq and Hewlett-Packard Company ("HP") announced that a definitive merger agreement was unanimously approved by both Boards of Directors, subject to, among other conditions, regulatory approval and affirmative stockholders' vote by both companies. Under the terms of the agreement dated as of September 4, 2001, Compaq stockholders will receive 0.6325 of a newly issued HP share for each outstanding share of Compaq common stock. The transaction will be accounted for as a purchase. Subject to regulatory and stockholder approvals, which Compaq and HP are in the process of seeking, and other customary closing conditions, the transaction is expected to close in the first half of 2002. However, during the fourth quarter of 2001, certain HP stockholders representing approximately 18 percent of the outstanding common stock of HP, including Walter Hewlett, a current member of the HP Board of Directors, announced their intention to cast their respective and related stockholder votes against the planned merger. Compaq believes that the planned merger will obtain HP stockholder approval and ultimately be consummated; however, the outcome is presently uncertain. Despite Compaq's intent to complete the planned merger, as part of its ordinary course strategic planning, Compaq continues to consider its revenue and cost forecasts, capital resources, business units' growth and contraction and other forward-looking planning as a stand-alone entity.

         The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

         The forward-looking information set forth in this Annual Report on Form 10-K is as of January 30, 2002, and Compaq undertakes no duty to update this information. Should events occur subsequent to January 30, 2002 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov. More information about potential factors that could affect Compaq's business and financial results is included in the section entitled "Factors That May Affect Financial Condition And Future Results" beginning on page 28 of this Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Compaq's discussion and analysis of its financial condition and results of operations are based upon Compaq's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Compaq to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Compaq evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other post-retirement benefits, and contingencies and litigation. Compaq bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Compaq believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Compaq records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, Compaq may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Compaq recognizes revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Compaq follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Compaq maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Compaq's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Compaq provides for the estimated cost of product warranties at the time revenue is recognized. While Compaq engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, Compaq's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Compaq's estimates, revisions to the estimated warranty liability would be required. Compaq writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Compaq holds minority interests in companies having operations or technology in areas within its strategic focus, some of which are publicly traded and have highly volatile share prices. Compaq records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Compaq records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Compaq has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Compaq were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Compaq determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

         Compaq completed the acquisitions of Shopping.Com ("SDC") and Zip2 Corp. ("Zip2") and purchased certain assets and liabilities of InaCom Corp. ("Inacom") in February 1999, April 1999 and February 2000, respectively. These transactions were accounted for as purchases. In August 1999, Compaq sold an
81.5 percent equity interest in AltaVista Company, SDC and Zip2 (collectively "AltaVista") to CMGI, Inc. ("CMGI"). Accordingly, Compaq's consolidated financial statements include the results of operations from the respective dates of acquisition through divestiture or December 31, 2001, as applicable.

         Segment results reflect changes made during 2001 in the organization of Compaq's businesses and its expense allocation methodology. Compaq has combined its commercial personal computing business with its consumer business to form the Access segment. In addition, the results of Compaq's financing business, which were previously reflected in the Other segment category, were included in the Compaq Global Services segment in 2001. Further, Compaq allocated certain shared expenses that were previously reported in unallocated corporate expenses, such as information management, facilities and marketing costs, to the segments during 2001. The effect of this change in expense allocation was to lower segment operating profit by the amount of the allocated costs. Financial data for prior periods has been restated to conform to the current presentation. Compaq has three reportable segments: Enterprise Computing, Access and Compaq Global Services.

         Summary financial data by business segment follows:

(In millions)                         2001            2000            1999
-------------                     ------------    ------------    ------------
ENTERPRISE COMPUTING
        Revenue                   $     10,699    $     14,253    $     12,947
        Operating income                   163           1,656             674
ACCESS
        Revenue                         15,193          20,624          18,128
        Operating income (loss)           (587)            145            (437)
COMPAQ GLOBAL SERVICES
        Revenue                          7,789           7,483           7,413
        Operating income                 1,062             884             998
SEGMENT ELIMINATIONS AND OTHER
        Revenue                           (127)           (138)            (41)
        Operating income (loss)              1             (43)           (289)
CONSOLIDATED SEGMENT TOTALS
        Revenue                   $     33,554    $     42,222    $     38,447
        Operating income          $        639    $      2,642    $        946

         A reconciliation of Compaq's consolidated segment operating income to consolidated income (loss) before income taxes follows:

Year ended December 31 (In millions)            2001            2000            1999
------------------------------------        ------------    ------------    ------------
Consolidated segment operating income       $        639    $      2,642    $        946
Unallocated corporate expenses                      (160)           (350)           (298)
Restructuring and related activities                (742)             86            (868)
Merger-related costs                                 (44)             --              --
Other income (expense), net                         (466)         (1,503)          1,154
                                            ------------    ------------    ------------
Income (loss) before income taxes           $       (773)   $        875    $        934
                                            ============    ============    ============

OVERVIEW

         Compaq reported 2001 consolidated revenue of $33.6 billion, a decrease of $8.7 billion, or 21 percent, compared with 2000. Revenue in 2001 was affected by economic weakness as generally seen throughout the technology industry, a competitive pricing environment, and Compaq's commitment to lower channel inventory, which declined by an estimated $1.7 billion throughout the year. Revenue increased $3.8 billion, or 10 percent, in 2000 compared with 1999 due to strong growth in Enterprise Computing and Access. The term channel refers to Compaq's resellers and distributors.

         Consolidated gross margin of $7.1 billion (approximately 21 percent of revenue) in 2001 decreased 2 percentage points compared with 2000. The decline in gross margin resulted from continued pricing pressures, particularly in Compaq's Enterprise Computing and Access segments. Consolidated gross margin of $9.8 billion (23 percent of revenue) in 2000 improved 1 percentage point compared with 1999. Stronger margins in Enterprise Computing and Access led to the overall improvement in gross margin in 2000.

         Consolidated operating expense was $6.7 billion in 2001, a decline of $836 million, or 11 percent. Operating expense included merger-related charges of $44 million in 2001, while 2000 operating expense included litigation related charges of $81 million. Compaq continued to drive down operating expenses as further benefits were realized from ongoing cost control initiatives and restructuring plans, including the actions to combine its personal computer businesses into a single business unit and increase the efficiency in its corporate and administrative functions. Consolidated operating expense was $7.5 billion in 2000, a decline of $488 million, or 6 percent, compared with 1999. Operating expense declined during 2000 due to solid execution of disciplined spending.

         Compaq had a tax benefit of 27 percent in 2001 compared with effective tax rates of 32 percent and 39 percent in 2000 and 1999, respectively. The change in the tax rate from 2000 to 2001 was primarily caused by impairment charges resulting from the write-down of certain of Compaq's investments during 2001, partially offset by a reduction in foreign tax expense and the benefit of certain foreign losses. Compaq increased its valuation allowance by $130 million in 2001 for these investment impairments charges that could result in future capital losses that are not expected to result in a corresponding tax benefit, as Compaq does not expect to generate future capital gains sufficient to offset all potential future capital losses. The higher tax rate in 1999 compared with 2000 was principally due to a gain on the sale of an 81.5 percent equity interest in AltaVista.

         Compaq expects the markets in which it participates to expand by 3 percent in revenue in 2002 and forecasts its 2002 revenue at $34 billion, a 1 percent increase compared with 2001, with earnings per share of $0.32. Compaq estimates that its 2002 gross margin will be 21 percent and its operating expense 18.2 percent of revenue. Compaq believes that it has the opportunity to exceed its estimated revenue, which would have a favorable impact on gross margin and operating expense. Therefore, Compaq believes that an increase in revenue will increase its earnings per share significantly, with a year-to-year increase in revenue of 3 percent, for example, leading to earnings per share of $0.40.

         Compaq anticipates an effective tax rate of 30 percent for 2002. At December 31, 2001, Compaq had a deferred tax asset of $774 million related to net operating loss carryforwards which, if not utilized, will generally expire between 2002 and 2021 and credit carryforwards of approximately $773 million which, if not utilized, will generally expire between 2002 and 2016. Compaq had a valuation allowance of $380 million as of December 31, 2001 against the net operating loss and credit carryforwards. Compaq has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event Compaq were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

         Compaq reported a consolidated net loss of $785 million, or $(0.47) per diluted common share, in 2001 compared with consolidated net income of $569 million, or $0.33 per diluted common share, in 2000. The consolidated net loss in 2001 included restructuring charges of $742 million, net investment losses of $438 million, merger-related costs of $44 million, related tax effects for the preceding items, and a cumulative effect arising from the adoption of a new accounting method of $222 million, net of tax. Consolidated net income in 2000 included net investment losses of $1.6 billion ($1.1 billion, net of tax). Consolidated net income was $569 million, or $0.34 per diluted common share, in 1999 and included a gain on sale of businesses of $1.2 billion, a charge for restructuring and related activities of $868 million and related tax effects.

         Effective January 1, 2001, Compaq adopted Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, ("EITF 01-9"), which was issued in November 2001. Compaq's adoption of EITF 01-9 resulted in a change in method of accounting for certain sales incentive offerings. Historically, Compaq recognized certain incentives at the time an obligation was incurred, which generally occurred upon completion of qualifying sales transactions by Compaq's direct or indirect customers. EITF 01-9 requires such discounts to be recognized at the later of the date the sales incentive is offered or the date at which the related revenue is recognized. Compaq recognized a cumulative effect of an accounting change of $222 million, net of tax. Also in accordance with EITF 01-9, Compaq reclassified certain customer financing costs from interest expense to net revenue. Compaq has adjusted its results for the first three quarters of 2001 as reflected in the Selected Quarterly Financial Data on page 68 and reclassified charges related to certain customer financing costs to conform to the new method for all periods presented.

         Effective January 1, 2000, Compaq adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended ("SAB 101"), issued by the SEC in December 1999. Compaq's adoption of SAB 101 resulted in a change in the method of accounting for certain product shipments. The cumulative effect of this change was $26 million, net of tax.

ENTERPRISE COMPUTING

         Enterprise Computing designs, develops, manufactures and markets advanced computing and telecommunications products and solutions for enterprise customers worldwide. The Enterprise Computing segment consists of three global business units: Industry Standard Servers, Business Critical Solutions and Enterprise Storage. Industry Standard Servers designs and manufactures industry-standard ProLiant servers, which are building blocks for information technology infrastructures, and integrates these with software and services to provide information technology solutions for companies of all sizes. Industry-standard products are produced using components such as microprocessors and software operating systems, designed and manufactured by third parties, that are available across the industry and used by many computer manufacturers. Business Critical Solutions provides NonStop Himalaya and high performance AlphaServer systems with Tru64 UNIX, OpenVMS and Linux operating systems for solutions that deliver the highest levels of availability, performance, scale and manageability for the telecommunications, financial services, high performance technical computing and other business-critical market segments. Enterprise Storage provides global storage solutions through the development and delivery of StorageWorks by Compaq storage area networks, automated backup solutions, network attached storage and a complete suite of SANworks by Compaq storage management solutions. Network attached storage means storage devices connected to a network of computers that store and deliver information to computers in the network.

         Enterprise Computing revenue decreased $3.6 billion, or 25 percent, in 2001 compared with 2000. Weak economic conditions, particularly in North America, and continued pricing pressures led to lower revenue. While Compaq expects an industry-wide competitive pricing environment to continue, signs of returning corporate customer purchases were apparent late in the fourth quarter of 2001. Enterprise Computing revenue increased $1.3 billion, or 10 percent, in 2000 compared with 1999 and represented 34 percent of consolidated revenue. Revenue was higher in 2000 compared with 1999 primarily due to strong demand for industry-standard servers. Enterprise Computing revenue represented 32 percent, 34 percent and 34 percent of consolidated revenue in 2001, 2000 and 1999, respectively.

         Revenue was significantly lower in Industry Standard Servers during 2001 as intense price competition and a shift in sales mix to lower-end servers resulted in average selling price declines of 27 percent. In 2002, Compaq expects the market to expand by 7 percent in revenue. In 2001, unit sales decreased as well due to approximately $700 million in channel inventory reductions and lower server demand from Internet service providers and other market segments such as telecommunications customers. Despite declining revenue, Compaq maintained its worldwide market share lead in industry-standard servers and regained its number one position in North America, according to third quarter 2001 share data from International Data Corporation ("IDC"). Industry Standard Servers revenue increased dramatically during 2000 compared with 1999, benefiting from an increase in average unit sales of 11 percent related to the market shift to rack optimized and richer configured higher-end servers. Rack optimized servers are servers housed within a rack-mounting frame or cabinet to optimize accessibility. Component shortages encountered during 2000, resulting from high demand, contributed to slightly higher average selling prices. Demand was strong across all regions in 2000 as both corporate and Internet service provider customers built out data centers.

         Business Critical Solutions revenue declined 15 percent during 2001 due to continued weak global economic conditions, weakness in the finance and telecommunication industries and competitive pricing. The full year decline was partially offset by sales increases late in the year following the events of September 11 as customers resumed implementing infrastructure projects and increased their security and disaster recovery capabilities, and with the implementation of several large-scale supercomputer installations. Sales to new customers of NonStop Himalaya servers also increased late in 2001. In 2002, Compaq expects market revenue in this area to expand 5 percent. Compaq maintained its market leading position in the fault-tolerant server market in 2001 according to IDC. Fault-tolerant servers have the capability to cope with internal hardware problems without interrupting the system's performance and are designed for business-critical uses, such as major stock exchange systems, airline booking, emergency police systems or certain hospital needs, where the highest levels of system and application reliability are required. Compaq believes its offerings in high-end servers and storage are well positioned as customers add capacity and upgrade their business-critical infrastructures should increasing customer buying patterns continue. In June 2001, Compaq announced a strategic alliance with Intel Corporation ("Intel") that, over a multi-year period, will lead to consolidation of its NonStop Himalaya and AlphaServer systems onto a single microprocessor architecture. While the transition to Intel architecture could lead to the loss of some customers, resulting in lower future revenue earned by Business Critical Solutions, Compaq is attempting to mitigate this effect through the use of customer assurance and other programs designed to lessen the impact of product transition on its customers. Business Critical Solutions revenue was relatively unchanged in 2000 compared with 1999 due to component shortages that delayed product shipment of Compaq's AlphaServer GS Series, resulting in lower unit sales of this product, offset by higher selling prices. Compaq's reliance on third-party suppliers of key material components exposes it to potential delays or curtailments of the supply of material components or product quality issues arising from faulty components manufactured by third-party suppliers that could inhibit its ability to ship its products in desired quantities and in a timely manner. While, in 2000, Compaq attempted to mitigate the risk of reliance on third-party suppliers by working closely on product plans and coordinating the product introductions, delays in receiving appropriate quantities of components delayed manufacturing and subsequent product shipments resulting in a reduction of revenue in this business unit.

         Enterprise Storage revenue declined 11 percent during 2001 due to weak economic conditions and resulting pricing pressures. Despite these factors, Compaq shipped over 100 petabytes of storage during 2001 and increased this business unit's percentage of direct sales. Storing the equivalent of one character, a byte is the basic unit of measurement for computer storage. A petabyte is one thousand trillion bytes. Performance by Enterprise Storage began to improve during the fourth quarter of 2001 due to new product introductions, such as the StorageWorks Enterprise Virtual Array and Modular SAN Array 1000, with Compaq regaining its number one world market position in overall storage, including revenue, units and capacity shipped according to IDC. In 2002, Compaq expects market revenue in this area to increase by 12 percent. Compaq expects future revenue from this business unit to benefit from the introduction of these new products, however, there can be no guarantee that such benefits will be realized. Revenue from this business unit increased in 2000 compared with 1999 due to higher sales volumes in external storage products driven by strong acceptance of Compaq's Enterprise Network Storage Architecture solutions. Revenue benefited from an increase in overall storage capacity shipped of 67 percent to 70 petabytes during 2000, partially offset by industry-wide price declines per unit of capacity.

         Enterprise Computing operating income decreased $1.5 billion, or 90 percent, in 2001 compared with 2000. Aggressive pricing and weak economic conditions contributed to an overall decline in gross margin of 4 percentage points compared with 2000. Enterprise Computing operating income increased $982 million, or 146 percent, in 2000 compared with 1999 due to strong revenue growth and higher gross margins, as well as lower operating expenses as a percentage of revenue.

         Operating income in Industry Standard Servers was lower in 2001 as average selling price declines outpaced 19 percent reductions in average unit costs. Average unit costs declined principally due to lower priced memory. Compaq made significant improvements in this business unit's go-to-market model during 2001 including channel inventory reductions, increasing inventory turns from 24 to 33 and raising the percentage of direct sales 8 percentage points. While the results from this business unit are dependent upon market conditions and other factors, Compaq expects these and further improvements to drive higher gross margins in the future. Operating income improved in 2000 compared with 1999 as gross margins were 3 percentage points higher. Strong market demand for industry-standard servers drove a richer mix of higher margin servers in the dense optimized and high-end markets, supporting higher average selling prices relative to average unit costs. Dense optimized servers are physically designed to occupy a limited space in light of space constraints in corporate data centers.

         Operating income declined in Business Critical Solutions in 2001 compared with 2000 due to lower revenue, driven by weak economic conditions and competitive pricing. Gross margin in 2001 was relatively unchanged as a percentage of revenue. Gross margin in 2000 included charges related to a customer benefit program that Compaq put in place to mitigate the impact of its decision to cease development of AlphaServer units that run Windows NT for certain customers who previously deployed Windows NT on Compaq's AlphaServer systems. Excluding these program charges, 2001 gross margin declined 4 percentage points compared with 2000. Operating expenses in 2001 were 9 percent lower compared with 2000 partially offsetting the lower gross margin. Operating income was higher in this business unit in 2000 compared with 1999, despite relatively unchanged revenue and the impact to gross margin of the customer benefit program, due to a reduction in operating expense of 12 percent that was driven by headcount reductions related to the third quarter 1999 restructuring plan.

         Operating income declined in Enterprise Storage in 2001 compared with 2000 due to lower revenue and higher operating expenses. Revenue decreased due to weak economic conditions and resulting pricing pressures, as previously noted, while operating expense increased 15 percent due to significant investments in new products and technology. Gross margin as a percentage of revenue was relatively stable and was aided by a favorable shift in product mix including higher sales of Storage Area Network products. Operating results strengthened in this business unit during 2000 compared with 1999 due to higher revenue that was driven by strong product acceptance and a reduction in operating expense that resulted from an increased focus on reducing administrative costs.

ACCESS

         The Access segment delivers products and solutions designed to provide home and business users with anytime, anywhere access to information, communication and entertainment. For the business customer, the Access segment offers a broad range of innovative commercial computing devices, services and solutions. These include desktop, notebook, workstation and thin client products marketed under the Evo, DeskPro, Armanda and other brands, as well as a full line of Compaq branded monitor and networking products - all designed to help customers simplify their business computing environments. For the consumer customer, the Access segment offers a wide range of innovative products and technologies that all work together to help the home or home office user simplify their life, connect their world and have fun. These include Presario branded desktop and notebook Internet PCs and a line of monitors and printers sold under the Compaq brand. In addition, the Access segment offers an innovative line of personal devices and solutions marketed under the iPAQ brand, targeting the convergence of business and home computing. These include handhelds, such as the award-winning iPAQ Pocket PC, as well as personal entertainment and communications products, home networking products, desktop computers, microportable projectors and Internet access appliances. Internet access appliances are devices used to access the Internet.

         Access revenue was $15.2 billion in 2001, a decrease of $5.4 billion, or 26 percent, compared with 2000. An overall PC unit market decline of 10 percent, weak global economic conditions, reductions in channel inventory and aggressive price competition led to lower revenues, particularly in North America and Europe. In 2002, Compaq expects PC market revenue to decline 3 percent. In 2001, average selling prices for desktops and notebooks fell 15 percent and 20 percent, respectively, compared with 2000. Additionally, channel inventory reductions of approximately $800 million during the year and weak market conditions drove overall unit sales for desktops and notebooks lower by 15 percent compared with unit sales in 2000. Unit sales of Compaq's iPAQ handheld grew 63 percent compared with 2000 propelling it to the world's number one Pocket PC handheld product in terms of market share according to IDC. During 2000, Access revenue increased $2.5 billion, or 14 percent, compared with 1999. Revenue from products targeted at corporate customers increased 16 percent in 2000 compared with 1999, benefiting from 66 percent higher unit sales of notebooks and Compaq iPAQ products, offset in part by a 12 percent decrease in unit sales of desktops. Compaq completed the purchase of key assets from Inacom during the first quarter of 2000 and subsequently established direct fulfillment operations marketed under the name "Compaq Direct". This purchase added custom configuration capabilities and direct fulfillment logistics that enable Compaq to better meet customer needs in North America. Higher unit sales of 27 percent in home and office desktops and notebooks also contributed to revenue growth in 2000 compared with 1999 although consumer sales late in 2000 were hampered by the lack of a seasonal uplift in sales. Revenues benefited from strong international sales growth, particularly in Asia-Pacific and Latin America. Access revenue represented 45 percent, 49 percent and 47 percent of consolidated revenue in 2001, 2000 and 1999, respectively.

         The Access segment incurred an operating loss of $587 million during 2001 compared with operating income of $145 million in 2000 as lower gross margins more than offset improvements in operating expense and cost structure. Segment gross margins declined 3 percentage points compared with 2000 due to aggressive pricing and weak economic conditions. Compaq was able to partially mitigate the downward pressure on margins by increasing its direct sales mix 12 percentage points in North America and introducing a simplified new product line centered around the Evo family of personal computing products targeted at corporate customers. The new Evo product family uses simplified form factors and common components to lower overall unit cost. Operating expense in 2001 decreased $298 million, or 14 percent, primarily due to cost reductions following the consolidation of Compaq's previous two personal computing businesses and increased efficiencies in the non-direct portion of business through significant channel inventory reductions. As current competitive pricing conditions are expected to continue to pressure margins, Compaq plans to continue to focus on business model improvements in this segment. Compaq expects profitability in its Access segment in the second half of 2002 as it increases the proportion of its Access sales that use a direct or auto-replenishment distribution model. However, revenues may be adversely affected in the short-term as direct sales made by Compaq may compete with the sales made by distributors. Operating income was $145 million in 2000 compared with an operating loss of $437 million in 1999. Operating results from sales to corporate customers strengthened dramatically due to continued improvement in the business model, including integration of Compaq Direct's fulfillment capacity, and successful reduction of operating costs. Profitability also benefited from a favorable shift in product mix to higher margin notebooks and supply chain efficiencies. Operating expense declined 8 percent due to persistent focus on streamlining processes and increasing efficiencies. Operating income on sales to home and office customers declined primarily due to a downturn in the United States consumer PC market that occurred late in the fourth quarter of 2000, a period where an uplift in sales to consumers is customarily experienced. Higher component costs also contributed to lower operating income. Operating expenses were relatively unchanged as a percentage of revenue.

COMPAQ GLOBAL SERVICES

         The Compaq Global Services segment consists of four global business units: Customer Support, Systems Integration, Managed Services and Financial Services. Customer Support offerings include lifecycle support services, business-critical services and high availability support services for multi-vendor, multi-technology hardware and software products. Lifecycle support services consist of installation, user assistance, maintenance, upgrading, replacement and disposition services available through a product's end of life. Customer Support also manages and delivers warranty support to its customers through its own service organization, as well as through full-service resellers and independent service companies. Systems Integration offerings include end-to-end information systems consulting, technical and application design services, systems integration, Internet and network architecture, project management services and e-business solutions. Systems integration means designing, configuring and installing a variety of computers and other information technology devices, often from different vendors and performing different functions, to provide a unitary system within a user environment. Managed Services offerings include outsourcing and resource management services, as well as business continuity and recovery services. Financial Services offerings include customized enterprise financing solutions that encompass computers, networks and technology upgrades, as well as asset management services for large and multi-national business customers. Asset management services involve the tracking, recovery, reconditioning and disposition of equipment. Financial Services also offers an array of specialized financial services to small and medium-sized businesses and the consumer, educational and government marketplaces.

         Compaq Global Services revenue increased $306 million, or 4 percent, in 2001 compared with 2000. Combined revenue in Customer Support, Managed Services and Financial Services grew 6 percent compared with 2000, partially offset by lower revenue in Systems Integration. Compaq Global Services revenue increased $70 million, or 1 percent, in 2000 compared with 1999. Lower revenue in Managed Services was offset by strong performance in Financial Services. Compaq Global Services accounted for approximately 23 percent, 18 percent and 19 percent of Compaq's consolidated revenue in 2001, 2000 and 1999, respectively.

         Customer Support revenue increased 3 percent in 2001 compared with 2000. Revenue from this business unit was higher across all regions in 2001, fueled by demand for Microsoft-related services and global enterprise technology solutions as well as expansion into multi-technologies to more fully support the Internet environment. In 2002, Compaq expects the market for customer services to expand by 6 percent. During 2000, Customer Support revenue declined 1 percent compared with 1999 but was higher in terms of constant currency by 5 percent. Revenue from Systems Integration was lower in 2001, down 3 percent from the prior year, due to a second half slowdown in the consulting and systems integration market segment in several regions. Compaq also believes that it did not perform as well as the general market for systems integration in 2001. The market softening was most predominant in North America with Systems Integration revenue down 21 percent compared with 2000. Partially offsetting the North America revenue decline was strong growth in Japan, up 21 percent compared with 2000, driven by strong penetration of consulting services in the telecommunications sector. In 2002, Compaq expects the market for systems integration to expand by 6 percent. During 2000, Systems Integration revenue declined 4 percent compared with 1999. Revenue in 2000 was adversely affected by the Y2K spending slowdown. Managed Services revenue in 2001 was 3 percent higher compared with 2000, with the strongest growth in Europe, up 8 percent. The market for Managed Services remained strong despite economic weakness, with customer demand focused on cost reduction and asset management. In 2002, Compaq expects the market for managed services to increase by 12 percent. In 2001, revenue from Managed Services also benefited from workforce rebalancing and retraining efforts started in 2000. Compaq narrowed its focus to target areas of opportunity that are consistent with its Internet-related service strategy and realigned its workforce to support growth plans. Managed Services also introduced the Computing on Demand initiative during 2001, which allows customers to manage their information technology spending as a variable expense, similar to utilities such as electricity or gas. Within a Computing on Demand engagement, Compaq agrees to provide a business with personal computers and other equipment, which may include prepackaged as well as custom solutions for products and services, priced on a per unit basis. During 2000, Managed Services revenue decreased 6 percent compared with 1999. The general industry decline of Y2K-related services demand contributed to lower revenue in 2000. Financial Services, with a revenue increase of 39 percent in 2001 compared with 2000, continued to see positive growth in traditional leasing programs as well as new opportunities through Computing on Demand. Financial Services' total asset portfolio was $3.3 billion at the end of 2001, representing growth of 23 percent compared with 2000. Financial Services revenue increased 96 percent in 2000 compared with 1999, as a result of increasing hardware volumes and related financing penetration, as well as a higher earning asset base.

         Overall, Compaq Global Services continues to benefit from a large geographically diverse base, helping to counterbalance market weakness in the United States. Compaq's strategy of offering bundled hardware and solutions through asset management, leasing and support services has led to steady sequential growth in the number of units under contract for these services during the last three years. During 2001, Compaq's unit sales of hardware declined due to the general economic weakness and technology market contraction experienced by the industry as a whole. Should Compaq not be successful in maintaining the number of hardware units under contract for services or should it not be able to grow its market share through other service offerings and penetration with new customers to offset declines in its contract base, then Compaq's asset management, leasing and support services revenue could suffer in future periods. In addition, if the trend for design and implementation of systems continues to move from proprietary environments to industry-standard products, Compaq will need to continue to accelerate rebalancing and retraining its services workforce to compete in the new environment.

         Compaq Global Services operating income increased $178 million, or 20 percent, in 2001 compared with 2000. Improvements in the service delivery cost structure, coupled with higher revenue, contributed to increased operating income in Customer Support, Managed Services and Financial Services. Lower operating income in Systems Integration was driven by decreased revenue attributable to each engineer, a mix shift to lower margin projects and investments in building professional consulting sales capability. Compaq continues to refine the service delivery fulfillment model in order to mitigate the downward margin pressures of business mix changes and shifting revenue profile. However, there can be no guarantee that such cost reductions can keep pace should demand weaken. Compaq Global Services operating income decreased $114 million, or 11 percent, in 2000 compared with 1999. While profitability increased in Financial Services and remained strong in Customer Support and Managed Services, operating income in Systems Integration was significantly lower in 2000 compared with 1999, requiring workforce rebalancing and training. In addition, a shift in the sales mix to lower margin services placed downward pressure on operating income.

UNALLOCATED CORPORATE EXPENSES

         The results of the business segments exclude separately managed unallocated corporate expenses, which are comprised primarily of general and administrative costs as well as other items not controlled by the business segments.

         Unallocated corporate expenses decreased $146 million, or 42 percent, from $350 million to $204 million as actions to reduce the cost of corporate and administrative functions under Compaq's second quarter 2001 restructuring plan have been fully achieved. Unallocated corporate expenses included merger-related charges of $44 million in 2001 and litigation related charges of $81 million in 2000. Unallocated corporate expenses increased $52 million, or 17 percent, in 2000 compared with 1999.

RESTRUCTURING AND RELATED ACTIVITIES

         In the first and second quarters of 2001, Compaq's management approved restructuring plans to realign its organization and reduce operating costs. Compaq combined its commercial and consumer personal computer operations into a single Access segment. Compaq also implemented significant changes in its business model and supply chain operations. These actions were designed to simplify product offerings, derive greater internal operating efficiencies, lower order cycle time, reduce channel inventory and improve account and order management. In addition, Compaq consolidated certain functions within its global business units and reduced administrative functions. Accordingly, Compaq planned to reduce associated employee positions by approximately 4,500 and 4,000 worldwide in connection with the first and second quarter plans, respectively.

 Restructuring and related charges of $249 million and $493 million were expensed during the first and second quarters of 2001, respectively. The first quarter charge was comprised of $173 million related to employee separations, $64 million of related asset impairment charges and $12 million for other exit costs. The second quarter charge was comprised of $303 million related to employee separations, $138 million of related asset impairment charges, $40 million for facility closure costs and $12 million for other exit costs. During the fourth quarter of 2001, Compaq reversed excess reserves of $68 million for employee separation costs accrued in conjunction with the first and second quarter plans and expensed an additional charge of approximately the same amount for additional reductions of 1,400 employee positions as approved by management to further achieve its objectives of realigning its organization and reducing operating costs. Employee separation benefits under each plan were similar and included severance, medical and other benefits. As of December 31, 2001, Compaq completed 9,200 of the planned 9,900 employee separations under the 2001 plans. Compaq expects to substantially complete the initiatives contemplated under the restructuring plans by March 31, 2002. During 2001, Compaq realized cost savings of approximately $325 million as a result of these actions. Upon conclusion of its restructuring initiatives, Compaq expects to achieve annualized savings of approximately $950 million in cost of sales and operating expenses. These estimated cost savings were calculated based upon expected cost reductions related to employee separations and lower depreciation expense related to impaired assets. However, Compaq cannot give any assurance that the estimated cost savings will materialize.

         Components of accrued restructuring costs and amounts charged against the 2001 plans as of December 31, 2001 were as follows:

                                        ADJUSTMENTS
                           BEGINNING        AND        DECEMBER 31,
(In millions)               ACCRUAL     EXPENDITURES       2001
-------------            ------------   ------------   ------------

Employee separations     $        476   $        245   $        231
Facility closure costs             40             15             25
Other exit costs                   24             16              8
                         ------------   ------------   ------------
                         $        540   $        276   $        264
                         ============   ============   ============

         The accrual at December 31, 2001 includes $164 million related to future cash payments to employees separated prior to December 31, 2001.

OTHER INCOME AND EXPENSE

         Other income and expense for 2001 included investment losses of $438 million, resulting from an other than temporary decline in the value of Compaq's investment portfolio, including a write-down in Compaq's investment in CMGI and related assets, net of investment gains. Investment gains and interest income of $61 million in 2001 resulted primarily from the sale of an investment in a limited liability corporation. Net investment losses in 2000 included impairment charges of $1.8 billion due primarily to Compaq's investment in CMGI, a $252 million realized gain on the sale of available-for-sale securities and a $77 million loss from investments accounted for under the equity method.

RECENT PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Compaq is required to adopt FAS 142 effective January 1, 2002. Application of the non-amortization provisions of FAS 142 for goodwill is expected to result in an increase in operating income of approximately $30 million in 2002. Changes in the estimated useful lives of intangible assets are not expected to result in a material effect on net income in 2002. At December 31, 2001, Compaq had goodwill of approximately $240 million. Pursuant to FAS 142, Compaq will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of accounting change. Compaq is currently evaluating the effect that the adoption may have on its consolidated results of operation and financial position.

LIQUIDITY AND CAPITAL RESOURCES

         Compaq's cash and cash equivalents increased to $3.9 billion at December 31, 2001, from $2.6 billion at December 31, 2000. The increase resulted primarily from $1.5 billion and $964 million provided by operating activities and financing activities, respectively, offset in part by $955 million used in investing activities.

         Net cash of $1.5 billion provided by operating activities consisted primarily of $1.7 billion from a net loss adjusted for non-cash items, offset by $250 million used in working capital and other activities. Net cash used in working capital and other activities resulted from an increase in lease receivables and decreases in accounts payable and other current liabilities, partially offset by a decrease in trade receivables and inventories. Days sales outstanding were 54 days and 53 days for 2001 and 2000, respectively. From time to time, Compaq may sell accounts receivable when it is economically beneficial. Accounts receivable sold were $43 million and $328 million at December 31, 2001 and 2000, respectively. Inventory turns were 15.6 and 14.4 in 2001 and 2000, respectively.

         Net cash of $955 million used in investing activities resulted primarily from the following items. Compaq used cash of $927 million for capital expenditures, net of disposals, $122 million for the purchases of investments and $276 million in other investing activities. These items were partially offset by $370 million in proceeds from the sale of investments.

         Cash provided by financing activities of $964 million consisted primarily of increases in short-term borrowings of $706 million, proceeds under Compaq's medium-term note program of $300 million, and common stock transactions of $127 million, partially offset by dividends paid to stockholders of $169 million.

         Estimated future uses of cash in 2002 include capital expenditures for land, buildings and equipment of approximately $750 million and purchases of equipment to be leased to third parties of approximately $440 million.

         Compaq also plans to use available liquidity to develop the purchased in-process technology related to the Digital acquisition into commercially viable products. At December 31, 2001, the estimated costs to be incurred to develop the purchased in-process technology into commercially viable products totaled approximately $520 million in the aggregate through the year 2004 ($320 million in 2002, $140 million in 2003 and $60 million in 2004).

         Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Compaq has a $1.75 billion revolving credit facility that expires in September 2002 and a $2.0 billion facility that expires in October 2002. The facilities bear interest at LIBOR plus 0.625 percent and LIBOR plus 0.325 percent, respectively. There were no borrowings outstanding under these facilities at December 31, 2001 and 2000. Compaq operates two short-term commercial paper programs authorized for a total of $4.7 billion. These programs are supported by the $1.75 billion and $2.0 billion credit facilities. Outstanding commercial paper reduces available borrowings under these credit facilities. At December 31, 2001 and 2000, Compaq had $1.2 billion and $636 million, respectively, in commercial paper outstanding under the programs, with a weighted average interest rate of 3.0 percent and 7.5 percent, respectively. The carrying amount of the borrowings under the commercial paper programs approximates their fair value. Additionally, Compaq maintains various lines of credit, totaling $537 million, of which $75 million was outstanding at December 31, 2001. There were no outstanding borrowings against these lines at December 31, 2000.

         In May 2000, Compaq registered $2.0 billion of debt securities. Compaq had the following debt securities outstanding under its effective registration statement as of December 31, 2001:

          DATE              AMOUNT          INTEREST RATE           INTEREST PAYABLE              MATURITY DATE
     ----------------    --------------     --------------    -----------------------------    ---------------------
       August 2000       $300 million           7.65%           February 1 and August 1           August 1, 2005
       August 2000       $275 million           7.45%           February 1 and August 1           August 1, 2002

         In February 2001, Compaq established under its effective registration statement a $1.4 billion medium-term notes program for issuance of debt securities due nine months or more from date of issue. Compaq had the following debt securities outstanding under its medium-term notes program as of December 31, 2001:

          DATE              AMOUNT          INTEREST RATE           INTEREST PAYABLE              MATURITY DATE
     ----------------    --------------     --------------    -----------------------------    ---------------------
        May 2001         $300 million           6.2%             May 15 and November 15            May 15, 2003

         The net proceeds from the sale of these senior unsecured debt securities were used for general corporate purposes including investments in Compaq's leasing operations, capital expenditures and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes). At December 31, 2001, Compaq had the capacity to issue an additional $1.1 billion under its medium-term notes program.

         During the year ended December 31, 2001, Compaq entered into capital lease securitizations to minimize credit risk. Amounts securitized under the program were less than $10 million at December 31, 2001. At December 31, 2001 and 2000, Compaq did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Compaq is not materially exposed to any financing, liquidity, market or credit risk that could arise if Compaq had engaged in such relationships.

         The following summarizes Compaq's contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                          LESS THAN                   AFTER
December 31 (In millions)                      TOTAL        1 YEAR    1 - 3 YEARS    3 YEARS
-------------------------                    ----------   ----------  -----------   ----------
CONTRACTUAL OBLIGATIONS:
Commercial paper borrowings                  $    1,237   $    1,237   $       --   $       --
Other borrowings                                    180          180           --           --
Long-term debt                                      875          275          300          300
Non-cancelable operating lease obligations        1,089          233          310          546
                                             ----------   ----------   ----------   ----------
Total contractual cash obligations           $    3,381   $    1,925   $      610   $      846
                                             ==========   ==========   ==========   ==========

         Certain of Compaq's resellers finance a portion of their inventories through third-party finance companies. Under the terms of the financing arrangements, Compaq may be required to repurchase certain products from the finance companies. These arrangements have not had a material adverse effect on Compaq's operating results in the past. Further, Compaq does not expect to incur material charges related to these arrangements in future periods, as Compaq would likely resell any repurchased product.

         Compaq is in compliance with all covenants or other requirements set forth in its credit agreements or indentures. Further, Compaq does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in Compaq's credit rating could adversely affect Compaq's ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities. For example, a downgrade in credit rating could preclude Compaq's ability to issue commercial paper under its current programs. Should this occur, Compaq would seek alternative sources of funding, including issuance of bonds under its existing medium-term notes program and other potential bond offerings, and secured lending. In addition, Compaq has the ability at its option to draw upon its $1.75 billion revolving credit facility prior to its commitment termination in September 2002 with repayment due in September 2003.

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

         Compaq's business and stock price may be adversely affected if the merger with Hewlett-Packard Company ("HP") is not completed. On September 4, 2001, Compaq entered into an agreement to combine its business with HP. If the merger is not completed, Compaq could be subject to a number of risks that may adversely affect its business and stock price, including: Compaq would not realize the benefits it expects by being part of a combined company with HP, as well as the potentially enhanced financial and competitive position as a result of being part of the combined company; the diversion of management attention from Compaq's day-to-day business and the unavoidable disruption to its employees and its relationships with customers and joint venture partners as a result of efforts and uncertainties relating to Compaq's anticipated merger with HP may detract from its ability to grow revenues and minimize costs, which, in turn may lead to a loss of market position that Compaq could be unable to regain if the merger does not occur; Compaq's ability to borrow in certain capital markets, such as the commercial paper market, may be hindered, resulting in increased borrowing costs, more restrictive covenants and the extension of less open credit; the market price of shares of Compaq's common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed; under certain circumstances Compaq could be required to pay HP a $675 million termination fee; Compaq must pay the costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees; and Compaq may not be able to continue its present level of operations, may need to scale back its business, may have to consider additional reductions in force, may have to consider alternative sources of funding and may not be able to take advantage of future opportunities or effectively respond to competitive pressures, any of which could have a material adverse effect on its business and results of operations. In connection with the proposed merger, Compaq and HP have filed a preliminary joint proxy statement/prospectus with the SEC. Once the joint proxy statement/prospectus has been declared effective by the SEC, such definitive joint proxy statement/prospectus will be mailed to all holders of Compaq stock and will contain important information about Compaq, HP and the proposed merger, risks relating to the merger and the combined company, and related matters. Compaq urges all of its stockholders to read the definitive joint proxy statement/prospectus when it becomes available.

         The announcement of the planned merger could have an adverse effect on Compaq's revenues in the near-term if customers delay, defer, or cancel purchases pending resolution of the planned merger with HP. To the extent Compaq's announcement of the merger creates uncertainty among persons and organizations contemplating purchases of products or services such that several large customers, or a significant group of small customers, delays purchase decisions pending resolution of the planned merger, this could have an adverse effect on Compaq's results of operations and quarterly revenues could be substantially below the expectations of market analysts and could cause a reduction in stock price. Compaq does not believe its results have been materially affected to-date as new sales orders with major customers for products and services have totaled approximately $5 billion since the date of the planned merger announcement. However, Compaq continues to believe that there is a risk of customer loss due to uncertainties relating to the direction of Compaq's product and related support offerings following completion of the merger. Compaq has implemented customer assurance programs to address the risk of customer loss due to their uncertainty relating to the planned merger, which may result in additional obligations of Compaq that could result in higher long-term costs to Compaq.

         Continued weak global economic conditions could adversely impact Compaq's revenues and growth rate. During the year ended December 31, 2001, the information technology market weakened, first in the United States, then in Europe and Asia. Continued softness in these markets, particularly in the telecommunications and consumer sectors, and purchasers' uncertainty about the extent of the global economic downturn could result in lower demand for products and services. Compaq has observed effects of the global economic downturn in many areas of its business. For example, the downturn has contributed to reported net revenue declines during the 2001 fiscal year. In addition, Compaq also experienced gross margin declines, reflecting the effect of competitive pressures. The economic downturn also has led, in part, to restructuring actions and contributed to write-downs to reflect the impairment of certain investments in Compaq's investment portfolio. While worsening economic conditions have had a negative impact on revenues to date, revenues, gross margins and earnings could further deteriorate or Compaq's growth rate could be adversely impacted in the future as a result of economic conditions.

        The competitive environment in the information technology industry places pressure on revenue, gross margins and market share. Competition remains intense in the information technology industry with a large number of competitors vying for customers and market share domestically and internationally. These competitive factors have spurred more aggressive pricing tactics due to the softness in the information technology industry, which continues to put pressure on revenue, gross margins and market share. In the first quarter of 2002, Compaq intends to continue aggressive pricing and programs to drive demand generation in core markets and to reduce reseller inventories. Compaq cannot guarantee that programs and lower prices will generate growth in demand, or that the growth in demand will offset the relative reduction in its gross margins. Further, if its pricing and programs are not sufficiently competitive with the pricing and programs offered by its current and future competitors, Compaq may lose market share, which could adversely affect its revenues and prospects. Failure to successfully manage operating expenses, in connection with pricing programs, could adversely affect results of operations.

         Expansion of Compaq's solutions model could be delayed by cost constraints and organizational transition, which may have an adverse impact on its revenues. Compaq is focusing its business development on offering total information technology solutions to its customers. To succeed in this effort, Compaq must continue to expand its vertical industry presence, increase its service and software offerings, and offer programs that enable its customers to purchase information technology as a utility. Compaq must also invest significant resources in developing new solutions offerings and retain or develop significant new employee skills. Compaq's failure to successfully expand its information technology solutions model or delay in its internal development or its acquisition of significant external resources in this area could result in its offerings not being competitive and lead to a reduction in consumer demand for its products and services, which could adversely affect its revenues.

         The consolidation of Compaq's high performance servers on a single microprocessor architecture could adversely affect its revenues. In June 2001, Compaq announced a strategic alliance with Intel that, over a multi-year period, will lead to consolidation of its NonStop Himalya and AlphaServer systems onto a single microprocessor architecture. The transition to the Intel architecture could lead to the loss of potential new business for Compaq's high-end enterprise products with different microprocessor architecture and service business associated with such products and, more significantly, the loss of current customers to high-end enterprise hardware competitors in this sector. Compaq believes it has successfully communicated its product transition strategy to its customers and while Compaq has not observed a significant loss of existing customers or new business in the period since the announced strategic alliance with Intel, such a loss of business or current customers in the high-end performance enterprise server market could adversely affect Compaq's revenues.

         Compaq's failure to timely and successfully implement changes in its delivery models could negatively affect its revenues. Compaq uses a variety of delivery models to sell its broad array of products and services. Compaq sells directly to end-users in all market sectors, but the largest proportion of its direct hardware sales is in large United States enterprise accounts. Some of Compaq's computing hardware products are sold to the commercial market through third-party resellers while some consumer personal computing products are sold through retail outlets. Compaq has established a variety of programs designed to achieve improved operational capabilities for all of its delivery models by simplifying its product-set and pricing model, re-engineering its channel delivery model and more rapidly expanding its e-commerce capabilities for large, medium and small businesses. Should Compaq fail to implement the most advantageous delivery model for each of its products and services, Compaq could lose market opportunities that result in an adverse impact on its revenues.

         As Compaq continues to increase its commitment to direct sales, Compaq could risk alienating channel partners and adversely affecting its distribution model which, in turn, could adversely affect Compaq's revenues. Compaq's business model is slowly evolving from a distribution model to a direct and auto-replenishment model. Since direct sales made by Compaq may compete with the sales made by third-party resellers and distributors, these third-party resellers and distributors may elect to use other suppliers that do not directly sell their own products. Therefore, any increase by Compaq of its commitment to direct sales could alienate some of its channel partners, particularly in the European Union where the direct sales model is not widely embraced. As a result, Compaq may lose some of its customers that purchase from third-party resellers or distributors, which in turn could adversely affect Compaq's revenues.

         The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm Compaq's business and revenues. The disruption of Compaq's business as a result of the terrorist attacks of September 11, 2001 on the United States, including transportation and supply chain disruptions and deferrals of customer purchasing decisions, had an immediate adverse impact on its business. The long-term effects of the September 11, 2001 attacks on Compaq's business and revenues are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect Compaq's business and revenues in the short or long-term in ways that cannot presently be predicted.

         Erosion of the financial condition of customers could adversely affect Compaq's business. Compaq continually monitors and manages the credit it extends to its customers and attempts to limit credit risks by utilizing risk transfer arrangements and obtaining security interests. Compaq's business could be adversely affected in the event that the financial condition of its customers erodes. As the global information technology market weakens, the likelihood of the erosion of the financial condition of these customers increases. Upon the financial failure of a customer, Compaq could experience disruptions in distribution as well as a loss associated with the unsecured portion of any of its outstanding accounts receivable. Additionally, Compaq provides information technology leasing and financing solutions to customers. As a consequence, Compaq is exposed to the risk that lessees will be unable to make required lease payments and to the risk that leased equipment will be worth less upon its return to Compaq than was estimated at lease inception. While Compaq believes that its allowances for credit losses are adequate and that its estimates of the residual values of leased equipment are reasonable, these allowances may not cover actual losses and Compaq may not realize estimated residual values, both of which could adversely affect its business.

         Compaq's failure to successfully align its service practices with the trend toward industry-standard products could adversely affect its business. Compaq's Global Services business has traditionally provided services that included the design and implementation of both high-end proprietary systems and industry-standard products. If the trend for design and implementation of systems continues to move from proprietary environments to industry-standard products, Compaq will need to continue to accelerate retraining and rebalancing its services workforce to compete in the new environment. Compaq's failure to successfully continue rebalancing, training, and attracting the necessary personnel to achieve this transition as Compaq adapts its service practices to changing conditions could adversely affect its business.

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

         Compaq's quarterly sales cycle makes planning and operational efficiencies difficult and future financial results less predictable. Like other technology companies, Compaq generally sells more hardware products in the third month of each quarter than in the first and second months. Despite recent improvements in linearity, this sales pattern places pressure on manufacturing and logistics systems based on internal forecasts and may adversely affect Compaq's ability to predict its financial results accurately. In addition, to rationalize manufacturing utilization, Compaq may build products early in the quarter in anticipation of demand late in the quarter. Developments late in a quarter, such as lower-than-anticipated product demand, a systems failure, component pricing movements, or global logistics disruptions could adversely impact inventory levels, cash and related profitability in a manner that is disproportionate to the number of days in the quarter affected.

         The risks of doing business in developing countries and economically volatile areas could adversely affect Compaq's operations and earnings. Compaq's manufacturing operations in developing countries, such as Brazil and China, and the expansion of sales into economically volatile areas, such as Asia-Pacific, Latin America and other emerging markets, subject Compaq to a number of economic and other risks. Such risks include financial instability among customers in these regions, the volatility of economic conditions in countries dependent on exports from the United States and European markets, and political instability and potential conflicts among developing nations. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular Latin American markets, when compared with the United States and European markets. Compaq is also subject to any political and financial instability in the countries in which it operates, including inflation, recession, trade protection measures, local labor conditions, and unexpected changes in regulatory requirements, currency devaluation and interest rate fluctuations. In early 2002, the United States dollar was eliminated as Argentina's monetary benchmark, resulting in significant currency devaluation. Compaq engages in hedging programs aimed at limiting in part the impact of currency fluctuations and does not expect that the devaluation event in Argentina will result in a future material charge. However, there can be no guarantee that economic circumstances in Argentina or elsewhere will not worsen, which could result in future effects on earnings should such events occur. Compaq's failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect its business.

         Compaq's reliance on third-party suppliers of material components for its products could curtail production. Compaq depends on many third-party suppliers for key components contained in its product offerings and certain other supply chain functions. For some of these components, Compaq may only use a single source supplier. From time to time, the supply for key components in its products lags behind worldwide demand. If the supply of a key material component is delayed or curtailed, Compaq's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. For example, in the second quarter of the fiscal year ended December 31, 2000, Compaq was unable to ship desired quantities of its new AlphaServer GS Series servers in a timely manner. Likewise, in 2001 Compaq experienced shortages in microprocessors and printed circuit assemblies, which constrained production. In the event that the financial condition of Compaq's third-party suppliers for key components were to erode, the delay or curtailment of deliveries of key material components could occur. Further, Compaq's reliance on third-party suppliers of key material components exposes it to potential product quality issues that could affect the reliability and performance of its product set. Compaq's inability to ship its products in desired quantities and in a timely manner due to a delay or curtailment of the supply of material components, or product quality issues arising from faulty components manufactured by third-party suppliers, could adversely affect the market for its products and lead to a reduction in its revenues. Compaq's attempts to mitigate the risk of reliance on third-party suppliers by working closely on product plans, coordinated product introductions, purchases on the spot market and selected strategic purchases could also fail.

         Delays in implementing Compaq's business and information management and system improvements could adversely affect its business. Compaq continues to focus on increasing the effectiveness and efficiency of its business and information management processes to increase customer satisfaction, improve productivity and lower costs. In 2002, Compaq continues to focus on improvements required to support more direct sales and changes in its manufacturing supply chain operations to improve inventory levels. Capital investments to improve its systems infrastructure and increase system security could be hampered by its need to balance increased operational efficiency against budgetary constraints. Delays in implementing the improvements necessary to support more direct sales and changes to Compaq's manufacturing supply chain operations could adversely affect its business.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

         The value of the U.S. dollar affects Compaq's financial results. Changes in exchange rates may positively or negatively affect Compaq's revenues, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. Compaq engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Principal currencies hedged include the Euro, Japanese yen and British pound sterling. Compaq primarily uses forward exchange contracts to hedge those assets and liabilities that affect the income statement when remeasured according to accounting principles generally accepted in the United States. For some markets, Compaq has determined that ongoing hedging of non-U.S. dollar net monetary assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. Compaq purchases foreign currency forward exchange contracts to protect against currency exchange risks associated with the forecasted revenues and costs of Compaq's international marketing subsidiaries, with the exception of certain subsidiaries that reside in countries in which such activity would not be cost effective or local regulations preclude this type of activity. These hedging activities provide only limited protection against currency exchange risks. Factors that could affect the effectiveness of Compaq's hedging programs include accuracy of sales forecasts, volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by Compaq are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although Compaq maintains these programs to reduce the impact of changes in currency exchange rates, Compaq's revenues or costs are adversely affected when the U.S. dollar sustains a strengthening position against currencies in which Compaq sells products and services or a weakening exchange rate against currencies in which Compaq incurs costs.

         Based on Compaq's foreign currency exchange instruments outstanding at December 31, 2001, Compaq estimates a maximum potential one-day loss in fair value of approximately $36 million. Compaq included all foreign exchange contracts in the value-at-risk calculation. The holding period for these instruments varies from one day to nine months, with the exception of instruments held in connection with leasing operations, which have holding periods up to four years.

         Changes in interest rates affect interest income earned on Compaq's cash equivalents and short-term investments, interest expense on short-term borrowings, and the fair value of Compaq's debt portfolios. Compaq does not enter into derivative transactions related to its cash and cash equivalents. Compaq does periodically enter into interest rate swap transactions for the purpose of hedging existing or anticipated liabilities. All interest rate swaps entered into by Compaq are for the sole purpose of hedging existing or anticipated interest rate sensitive positions, not for speculation.

         Based on Compaq's debt and investment portfolios outstanding at December 31, 2001, Compaq estimates a maximum potential one-day loss in fair value of $2 million. Compaq included all fixed income investments, interest rate swaps, commercial paper and long-term debt obligations in the value-at-risk calculation. The holding period for these instruments varies from one day to five years.

         Compaq is exposed to equity price risks on the marketable portion of investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within Compaq's strategic focus. Compaq does not attempt to reduce or eliminate its market exposure on these securities. As of December 31, 2001, the fair value of Compaq's available-for-sale securities was $99 million. A 20 percent adverse change in equity prices would result in an approximate $20 million decrease in the fair value of Compaq's available-for-sale securities as of December 31, 2001.

         Because of the foregoing factors (Factors That May Affect Financial Condition and Future Results and Quantitative and Qualitative Disclosures About Market Risks), as well as other variables affecting Compaq's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements


                                                                                                           Page
                                                                                                           ----

Consolidated Financial Statements:
         Audit Reports                                                                                      37
         Consolidated Balance Sheet at December 31, 2001 and 2000                                           39
         Consolidated Statement of Income for each of the three years in the
                  period ended December 31, 2001                                                            40
         Consolidated Statement of Cash Flows for each of the three years in
                  the period ended December 31, 2001                                                        41
         Consolidated Statement of Stockholders' Equity for each of the three
                  years in the period ended December 31, 2001                                               43
         Notes to Consolidated Financial Statements                                                         44


Financial Statement Schedule:
         Audit Reports                                                                                      69
         Schedule II: Valuation and Qualifying Accounts for each of the
                  three years in the period ended December 31, 2001                                         71

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of Compaq Computer Corporation

We have audited the accompanying consolidated balance sheets of Compaq Computer Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compaq Computer Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for certain sales incentive offerings and effective January 1, 2000, the Company changed its method of accounting for certain product shipments.


                                                             Ernst and Young LLP

Houston, Texas
January 16, 2002

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Compaq Computer Corporation

In our opinion, the consolidated statements of income, of cash flows and of stockholders' equity for the year ended December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of Compaq Computer Corporation and its subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Compaq Computer Corporation for any period subsequent to December 31, 1999.


PricewaterhouseCoopers LLP
Houston, Texas
January 25, 2000

                           COMPAQ COMPUTER CORPORATION
                           CONSOLIDATED BALANCE SHEET



December 31 (In millions, except par value)                   2001        2000
-------------------------------------------                 --------    --------
ASSETS
Current assets:
   Cash and cash equivalents                                $  3,874    $  2,569
   Trade accounts receivable, net                              4,623       6,715
   Leases and other accounts receivable                        1,881       1,677
   Inventories                                                 1,402       2,161
   Other assets                                                1,498       1,989
                                                            --------    --------
       Total current assets                                   13,278      15,111

Property, plant and equipment, net                             3,199       3,431
Other assets, net                                              7,212       6,314
                                                            --------    --------
           Total assets                                     $ 23,689    $ 24,856
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Borrowings                                               $  1,692    $    711
   Accounts payable                                            3,881       4,233
   Deferred income                                             1,181       1,089
   Other liabilities                                           4,379       5,516
                                                            --------    --------
       Total current liabilities                              11,133      11,549
                                                            --------    --------

Long-term debt                                                   600         575
                                                            --------    --------
Postretirement and other postemployment benefits                 839         652
                                                            --------    --------
Commitments and contingencies
                                                            --------    --------
Stockholders' equity:
   Preferred stock, $.01 par value
       Shares authorized: 10 million; shares issued: none         --          --
   Common stock and capital in excess of $.01 par value
       Shares authorized: 3 billion
       Shares issued:  December 31, 2001 - 1,766 million
            December 31, 2000 - 1,742 million                  8,307       8,039
   Retained earnings                                           4,393       5,347
   Accumulated other comprehensive income (loss)                (132)         27
   Treasury stock (shares: December 31, 2001 - 62 million
            December 31, 2000 - 53 million)                   (1,451)     (1,333)
                                                            --------    --------
       Total stockholders' equity                             11,117      12,080
                                                            --------    --------
           Total liabilities and stockholders' equity       $ 23,689    $ 24,856
                                                            ========    ========






       The accompanying notes are an integral part of these consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

Year ended December 31 (In millions, except per share amounts)       2001          2000           1999
--------------------------------------------------------------    ----------    ----------    ----------
Revenue:
    Products                                                      $   26,728    $   35,506    $   31,824
    Services                                                           6,826         6,716         6,623
                                                                  ----------    ----------    ----------
       Total revenue                                                  33,554        42,222        38,447
                                                                  ----------    ----------    ----------

Cost of sales:
    Products                                                          21,536        27,624        25,263
    Services                                                           4,906         4,793         4,535
                                                                  ----------    ----------    ----------
       Total cost of sales                                            26,442        32,417        29,798
                                                                  ----------    ----------    ----------

Selling, general and administrative                                    5,328         6,044         6,341
Research and development                                               1,305         1,469         1,660
Restructuring and related activities                                     742           (86)          868
Merger-related costs                                                      44            --            --
Other (income) expense, net                                              466         1,503        (1,154)
                                                                  ----------    ----------    ----------
                                                                       7,885         8,930         7,715
                                                                  ----------    ----------    ----------
Income (loss) before income taxes                                       (773)          875           934
Provision (benefit) for income taxes                                    (210)          280           365
                                                                  ----------    ----------    ----------
Income (loss) before cumulative effect of accounting change             (563)          595           569

Cumulative effect of accounting change, net of tax                      (222)          (26)           --
                                                                  ----------    ----------    ----------


Net income (loss)                                                 $     (785)   $      569    $      569
                                                                  ==========    ==========    ==========

Earnings (loss) per common share:
Basic:
    Before cumulative effect of accounting change                 $    (0.34)   $     0.35    $     0.35
    Cumulative effect of accounting change, net of tax                 (0.13)        (0.02)           --
                                                                  ----------    ----------    ----------
                                                                  $    (0.47)   $     0.33    $     0.35
                                                                  ==========    ==========    ==========

Diluted:
    Before cumulative effect of accounting change                 $    (0.34)   $     0.34    $     0.34
    Cumulative effect of accounting change, net of tax                 (0.13)        (0.01)           --
                                                                  ----------    ----------    ----------
                                                                  $    (0.47)   $     0.33    $     0.34
                                                                  ==========    ==========    ==========

Shares used in computing earnings (loss) per common share:
    Basic                                                              1,688         1,702         1,693
                                                                  ==========    ==========    ==========
    Diluted                                                            1,688         1,742         1,735
                                                                  ==========    ==========    ==========








       The accompanying notes are an integral part of these consolidated financial statements.

                          COMPAQ COMPUTER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31 (In millions)                                             2001          2000          1999
------------------------------------                                          ----------    ----------    ----------

Cash flows from operating activities:
     Net income (loss)                                                        $     (785)   $      569    $      569
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Cumulative effect of accounting change, net of tax                        222            26            --
           Depreciation and amortization                                           1,377         1,407         1,402
           Gain on sale of investments                                              (194)         (278)         (126)
           Impairment charge for investments and related assets                      613         1,756            --
           Gain on sale of businesses                                                 --            --        (1,182)
           Restructuring and related activities                                      742           (86)          868
           Deferred income taxes and other                                          (243)          252           147
           Changes in operating assets and liabilities, net of
              effects of acquired businesses:
                Receivables                                                        1,297        (1,946)          185
                Inventories                                                          645           (72)          (97)
                Accounts payable                                                    (319)         (228)          135
                Other assets and liabilities                                      (1,873)         (835)         (598)
                                                                              ----------    ----------    ----------
                  Net cash provided by operating activities                        1,482           565         1,303
                                                                              ----------    ----------    ----------

Cash flows from investing activities:

     Capital expenditures, net                                                      (927)       (1,133)       (1,185)
     Proceeds from sale of investments                                               370           292           149
     Purchases of investments                                                       (122)         (539)          (89)
     (Increase) decrease in short-term investments                                    --           636          (636)
     Acquisitions of businesses, net of cash acquired                                 --          (370)         (517)
     Other, net                                                                     (276)         (117)         (191)
                                                                              ----------    ----------    ----------
                  Net cash used in investing activities                             (955)       (1,231)       (2,469)
                                                                              ----------    ----------    ----------

Cash flows from financing activities:

     Increase in short-term borrowings, net                                          706           258           453
     Increase in long-term borrowings                                                300           575            --
     Issuance of common stock for stock options                                      245           308           183
     Treasury stock purchases                                                       (118)         (673)         (276)
     Dividends to stockholders                                                      (169)         (170)         (136)
     Payment to retire Digital preferred stock                                        --            --          (400)
                                                                              ----------    ----------    ----------
                  Net cash provided by (used in) financing activities               964           298          (176)
                                                                              ----------    ----------    ----------


Effect of exchange rate changes on cash and cash equivalents                        (186)          271           (83)
                                                                              ----------    ----------    ----------

                  Net increase (decrease) in cash and cash equivalents             1,305           (97)       (1,425)
Cash and cash equivalents at beginning of period                                   2,569         2,666         4,091
                                                                              ----------    ----------    ----------


Cash and cash equivalents at end of period                                    $    3,874    $    2,569    $    2,666
                                                                              ==========    ==========    ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL CASH FLOW INFORMATION
Year ended December 31 (In millions)          2001         2000          1999
------------------------------------       ----------   ----------    ----------

Interest paid                              $      141   $      127    $       74
Income taxes paid                          $      447   $      488    $      415

ACQUISITION OF BUSINESSES
Fair value of:
     Assets acquired                       $       --   $      499    $      811
     Liabilities assumed                           --         (129)         (201)
     Options issued                                --           --           (60)
                                           ----------   ----------    ----------
Cash paid                                          --          370           550
Less: Cash acquired                                --           --           (33)
                                           ----------   ----------    ----------
Net cash paid for acquisitions             $       --   $      370    $      517
                                           ==========   ==========    ==========

SALE OF BUSINESSES
Fair value of:
     Equity proceeds                       $       --   $       --    $    1,597
     Note receivable                               --           --           204
     Cash received                                 --           --            70
                                           ----------   ----------    ----------
                                                   --           --         1,871
Less: Basis in net assets sold                     --           --          (689)
                                           ----------   ----------    ----------
Gain on sale of businesses                 $       --   $       --    $    1,182
                                           ==========   ==========    ==========



       The accompanying notes are an integral part of these consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                      COMMON STOCK
                                              ------------------------------                ACCUMULATED
                                                               PAR VALUE                       OTHER                      TOTAL
                                               NUMBER OF      AND CAPITAL      RETAINED    COMPREHENSIVE   TREASURY    STOCKHOLDERS'
(In millions)                                   SHARES      IN EXCESS OF PAR   EARNINGS    INCOME (LOSS)    STOCK         EQUITY
-------------                                 ---------    -----------------   --------    -------------   --------    ------------

Beginning balance, December 31, 1998               1,698       $    7,270      $  4,501       $      (36)  $   (384)   $     11,351
Comprehensive income:
   Net income                                                                       569                                         569
   Changes in unrealized gains and losses on
      investments, net of reclassifications                                                        2,978                      2,978
   Foreign currency translation adjustment                                                           (26)                       (26)
   Minimum pension liability adjustment                                                                3                          3
                                                                                                                       ------------
Total comprehensive income                                                                                                    3,524
                                                                                                                       ------------
   Issuance pursuant to stock option plans            17              183                                                       183
   Issuance pursuant to acquisitions                                   32                                                        32
   Stock option tax benefits                                          142                                                       142
   Gain on redemption of Digital preferred stock                                     22                                          22
   Cash dividends                                                                  (144)                                       (144)
   Repurchase of treasury stock, at cost                                                                       (276)           (276)
                                               ---------       ----------      --------       ----------   --------    ------------
Ending balance, December 31, 1999                  1,715            7,627         4,948            2,919       (660)         14,834

Comprehensive income:
   Net income                                                                       569                                         569
   Changes in unrealized gains and losses on
      investments, net of reclassifications                                                       (2,904)                    (2,904)
   Foreign currency translation adjustment                                                           (12)                       (12)
   Minimum pension liability adjustment                                                               24                         24
                                                                                                                       ------------
Total comprehensive loss                                                                                                     (2,323)
                                                                                                                       ------------

   Issuance pursuant to stock plans                   27              308                                                       308
   Stock option tax benefits                                          104                                                       104
   Cash dividends                                                                  (170)                                       (170)
   Repurchase of treasury stock, at cost                                                                       (673)           (673)
                                               ---------       ----------      --------       ----------   --------    ------------
Ending balance, December 31, 2000                  1,742            8,039         5,347               27     (1,333)         12,080
Comprehensive income:
   Net loss                                                                        (785)                                       (785)
   Changes in unrealized gains and losses on
      investments, net of reclassifications                                                          (50)                       (50)
   Foreign currency translation adjustment                                                            (5)                        (5)
   Minimum pension liability adjustment                                                             (113)                      (113)
   Changes in gains and losses on derivative
      instruments, net of reclassifications                                                            9                          9
                                                                                                                       ------------
Total comprehensive loss                                                                                                       (944)
                                                                                                                       ------------
   Issuance pursuant to stock plans                   24              245                                                       245
   Stock option tax benefits                                           23                                                        23
   Cash dividends                                                                  (169)                                       (169)
   Repurchase of treasury stock, at cost                                                                       (118)           (118)
                                               ---------       ----------      --------       ----------   --------    ------------
Ending Balance, December 31, 2001                  1,766       $    8,307      $  4,393       $     (132)  $ (1,451)   $     11,117
                                               =========       ==========      ========       ==========   ========    ============





        The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS. Founded in 1982, Compaq Computer Corporation is a leading global provider of information technology products, services and solutions for enterprise customers. Compaq Computer Corporation, together with its consolidated subsidiaries, (collectively "Compaq") designs, develops, manufactures and markets information technology equipment, software, services and solutions, including industry-leading enterprise storage and computing solutions, fault-tolerant business-critical solutions, communication products, personal desktop and notebook computers, and personal entertainment and Internet access devices that are sold in more than 200 countries.

         Compaq completed the acquisition of Shopping.Com ("SDC") and Zip2 Corp. ("Zip2") and purchased certain assets and liabilities of InaCom Corp. ("Inacom") in February 1999, April 1999 and February 2000, respectively. These acquisitions were accounted for as purchases. In August 1999, Compaq sold an 81.5 percent equity interest in AltaVista Company to CMGI, Inc. ("CMGI"). Accordingly, Compaq's consolidated financial statements include the results of operations from the respective dates of acquisition through divestiture or December 31, 2001, as applicable.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Compaq and its controlled subsidiaries. All significant intercompany transactions and balances have been eliminated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. The preparation of consolidated financial statements requires Compaq to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Compaq evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other post-retirement benefits, and contingencies and litigation. Compaq bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Compaq believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Compaq records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, Compaq may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Compaq recognizes revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Compaq follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Compaq maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Compaq's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Compaq provides for the estimated cost of product warranties at the time revenue is recognized. While Compaq engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, Compaq's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Compaq's estimates, revisions to the estimated warranty liability would be required. Compaq writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Compaq holds minority interests in companies having operations or technology in areas within its strategic focus, some of which are publicly traded and have highly volatile share prices. Compaq records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Compaq records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Compaq has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Compaq were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Compaq determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

CASH EQUIVALENTS. Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, cash equivalents are stated at cost plus accrued interest, which approximates fair value.

INVENTORIES. Inventories are stated at the lower of cost or market value, cost being determined on a first-in, first-out basis.

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

LONG-TERM INVESTMENTS. Compaq holds minority equity investments in companies having operations or technology in areas within Compaq's strategic focus. Compaq applies the equity method of accounting for minority investments when Compaq has the ability to exert significant influence over the operating and financial policies of an investee. In the absence of such ability, Compaq accounts for these minority investments under the cost method. Certain investments carry restrictions on immediate disposition. Investments in public companies (excluding those accounted for under the equity method) with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other income and expense.

INTANGIBLE ASSETS. Intangible assets primarily relate to the value of the installed customer base, proven research and development, trademarks of companies acquired, capitalized software and goodwill. The cost of the installed customer base, proven research and development, trademarks, capitalized software and goodwill is amortized on a straight-line basis over the estimated lives of fifteen years, five years, five years, up to three years and up to ten years, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

REVENUE RECOGNITION. Compaq recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

         For product sales recognized by Compaq's Access and Enterprise Computing segments, these criteria are generally met at the time product is shipped. At the time revenue is recognized, Compaq provides for the estimated cost of product warranties and reduces revenue for estimated product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or the incentive is offered. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Shipping and handling costs are included in cost of goods sold.

         In the Compaq Global Services segment, revenue from fixed price, long-term contracts is generally recognized over the contract term using the percentage-of-completion method. Such revenue may be earned from information system consulting, technical and application design services, systems integration, Internet and network architecture and project management services. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in trade accounts receivable. Billings in excess of revenue recognized on service contracts are recorded as deferred income until revenue recognition criteria are met. Revenue earned from customer support, which primarily includes maintenance contracts with terms ranging from one to three years, is recognized ratably over the contractual period or as the services are performed.

         In certain instances, Compaq sells hardware together with maintenance contracts. Revenue is recognized for the hardware in accordance with the terms of the sales contract, which is generally when the product is shipped. Revenue related to maintenance contracts is deferred and recognized ratably over the life of the contract. The revenue recognized per element is determined by allocating the total sales price to each element, based on their relative fair values.

FINANCING TRANSACTIONS. Compaq offers customer financing to assist customers in their acquisition of Compaq's products. At the time a financing transaction is consummated, which qualifies as either a sales-type or direct financing lease, Compaq records the total lease receivable net of unearned income and the estimated residual value of the equipment. The non-current portion of lease receivables and the residual value, net of unearned income, are included in long-term other assets. Unearned income is recognized as finance income using the interest method over the term of the lease. Leases not qualifying as either sales-type or direct financing leases are accounted for as operating leases. The underlying equipment is depreciated on a straight-line basis over the initial term of the operating lease to its estimated residual value.

ADVERTISING COSTS. Advertising costs are charged to operations when incurred. Advertising expenses for 2001, 2000 and 1999 were $357 million, $370 million and $385 million, respectively.

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

INCOME TAXES. The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Compaq records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

EARNINGS PER COMMON SHARE. Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Diluted loss per common share for 2001 is based only on the weighted average number of common shares outstanding during the period as the inclusion of 16 million common share equivalents would have been antidilutive. Incremental shares of 40 million in 2000 were used in the calculation of diluted earnings per common share. Stock options to purchase 231 million, 107 million and 66 million shares of common stock in 2001, 2000 and 1999, respectively, were outstanding but not included in the computation of diluted earnings (loss) per common share because the option exercise price was greater than the average market price of the common shares. For the year ended December 31, 1999, net income used in the calculation of earnings per common share was adjusted to include a $22 million gain on redemption of Digital Equipment Corporation ("Digital") preferred stock.

STOCK-BASED COMPENSATION. Compaq measures compensation expense for its stock-based employee compensation plans using the intrinsic value method, and has provided in Note 9 the pro forma disclosure of the effect on net income
(loss) and earnings (loss) per common share as if the fair value based method had been applied in measuring compensation expense.

DERIVATIVE FINANCIAL INSTRUMENTS. Compaq recognizes all derivative financial instruments as assets and liabilities and measures them at fair value. For derivative financial instruments that are designated and qualify as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income, net of tax, and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized currently in earnings.

COMPREHENSIVE INCOME (LOSS). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. Compaq's other comprehensive income (loss) is composed of unrealized gains and losses on available-for-sale securities, cash flow hedge adjustments, foreign currency translation adjustments and adjustments made to recognize additional minimum liabilities associated with Compaq's defined benefit pension plans. Amounts relating to realized investment gains and losses and investment impairment charges are reclassified from other comprehensive income as they are included in net income.

SEGMENT DATA. Compaq reports segment data based on the management approach which designates the internal reporting that is used by Compaq for making operating decisions and assessing performance as the source of Compaq's reportable operating segments. Compaq also discloses information about products and services, geographic areas and major customers.

RECENT PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Compaq is required to adopt FAS 142 effective January 1, 2002. Application of the non-amortization provisions of FAS 142 for goodwill is expected to result in an increase in operating income of approximately $30 million in 2002. Changes in the estimated useful lives of intangible assets are not expected to result in a material effect on net income in 2002. At December 31, 2001, Compaq had goodwill of approximately $240 million. Pursuant to FAS 142, Compaq will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. Compaq is currently evaluating the effect that the adoption may have on its consolidated results of operation and financial position.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  ACCOUNTING CHANGES

         Effective January 1, 2001, Compaq adopted Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, ("EITF 01-9"), which was issued by the EITF in November 2001. Compaq's adoption of EITF 01-9 resulted in a change in method of accounting for certain sales incentive offerings. Historically, Compaq recognized certain incentives at the time an obligation was incurred, which generally occurred upon completion of qualifying sales transactions by Compaq's direct or indirect customers. EITF 01-9 requires such discounts to be recognized at the later of the date the sales incentive is offered or the date at which the related revenue is recognized. Compaq recognized a cumulative effect of an accounting change of $341 million ($222 million, net of tax). Also in accordance with EITF 01-9, Compaq reclassified certain customer financing costs from interest expense to net revenue. Compaq has adjusted its results for the first three quarters of the year ended December 31, 2001 as reflected in the Selected Quarterly Financial Data on page 68 and reclassified charges related to certain customer financing costs to conform to the new method for all periods presented. Pro forma results for prior years are not disclosed due to immateriality.

         Effective January 1, 2001, Compaq adopted FAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This statement establishes a new standard for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The effect of the adoption did not have a material impact on Compaq's results of operations or consolidated financial position in 2001.

         Effective January 1, 2000, Compaq adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended ("SAB 101"), issued by the SEC in December 1999. Compaq's adoption of SAB 101 resulted in a change in method of accounting for certain revenue product shipments. The cumulative effect of this accounting change was $38 million ($26 million, net of tax). The accounting change did not have a material effect on revenue or quarterly earnings during 2000. Pro forma results for prior years are not disclosed due to immateriality.

NOTE 3.  RECENT DEVELOPMENTS, ACQUISITIONS AND DIVESTITURES

         On September 3, 2001, Compaq and Hewlett-Packard Company ("HP") announced that a definitive merger agreement was unanimously approved by both Boards of Directors, subject to, among other conditions, regulatory approval and affirmative stockholders' vote by both companies. Under the terms of the agreement dated as of September 4, 2001, Compaq stockholders will receive 0.6325 of a newly issued HP share for each outstanding share of Compaq common stock. The transaction will be accounted for as a purchase. Subject to regulatory and stockholder approvals, which Compaq and HP are in the process of seeking, and other customary closing conditions, the transaction is expected to close in the first half of 2002. Compaq believes that the planned merger will obtain HP stockholder approval and ultimately be consummated; however, the outcome is presently uncertain.

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

         In August 1999, Compaq sold an 81.5 percent equity interest in AltaVista for approximately 38 million CMGI common shares, CMGI preferred shares convertible into 3.6 million CMGI common shares and a $220 million three-year note receivable convertible into CMGI common stock. In October 1999, CMGI converted the CMGI preferred shares held by Compaq into 3.6 million CMGI common shares. All CMGI common shares acquired by Compaq in this transaction carried certain restrictions whereby Compaq could not sell more than 50 percent (20.8 million) of such shares prior to August 2001. Total consideration received from CMGI was valued at $1.8 billion. After adjusting for the net assets sold and for the expenses associated with the divestiture, Compaq realized a gain of approximately $1.2 billion ($670 million, net of tax). During 2001, Compaq received $75 million cash and other consideration in exchange for the note receivable. All CMGI share information reflects CMGI's two-for-one stock split, effective January 2000.

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

NOTE 4.  CERTAIN BALANCE SHEET COMPONENTS

         Compaq's trade accounts receivable are shown net of allowance for doubtful accounts of $230 million and $211 million at December 31, 2001 and 2000, respectively. Other current assets include deferred tax assets of $1.3 billion and $1.7 billion at December 31, 2001 and 2000, respectively. The net investment in lease receivables consisted of the following:

December 31 (In millions)                          2001          2000
-------------------------                       ----------    ----------

Minimum lease payment receivable                $    2,501    $    1,868
Unguaranteed residual values                           196           122
Initial direct costs                                    31            21
Allowance                                              (53)          (27)
Unearned income                                       (274)         (217)
                                                ----------    ----------
                                                $    2,401    $    1,767
                                                ==========    ==========


         Contractual maturities of Compaq's lease receivables at December 31, 2001 were $1.1 billion in 2002, $821 million in 2003, $454 million in 2004, $89 million in 2005 and $37 million in 2006. Compaq also leases its products to customers under operating leases. Minimum future rentals to be received under operating leases at December 31, 2001 were $360 million in 2002, $150 million in 2003 and $17 million in 2004.

Inventories consisted of the following:

December 31 (In millions)                          2001          2000
-------------------------                       ----------   ----------

Raw material                                    $      298   $      540
Work-in-progress                                       172          298
Finished goods                                         932        1,323
                                                ----------   ----------
                                                $    1,402   $    2,161
                                                ==========   ==========

         Property, plant and equipment consisted of the following:

December 31 (In millions)                     2001           2000
-------------------------                  ----------    ----------

Land                                       $      356    $      342
Buildings and leasehold improvements            1,594         1,493
Machinery and equipment                         3,667         3,786
Equipment leased to third parties               1,215         1,166
Construction-in-process                           266           261
                                           ----------    ----------
                                                7,098         7,048
Less: Accumulated depreciation                 (3,899)       (3,617)
                                           ----------    ----------
                                           $    3,199    $    3,431
                                           ==========    ==========


         Depreciation expense totaled $1.0 billion, $1.1 billion and $839 million in 2001, 2000 and 1999, respectively. Accumulated depreciation related to equipment leased to third parties was $590 million and $422 million at December 31, 2001 and 2000, respectively.

         Other non-current assets consisted of the following:

December 31 (In millions)                     2001           2000
-------------------------                  ----------    ----------
Intangible assets                          $    2,632    $    2,637
Deferred income taxes                           2,714         1,604
Lease receivable                                1,645         1,067
Other assets                                    1,202         1,829
                                           ----------    ----------
                                                8,193         7,137
Less: Accumulated amortization                   (981)         (823)
                                           ----------    ----------
                                           $    7,212    $    6,314
                                           ==========    ==========

         Amortization expense related to intangible assets totaled $341 million, $313 million and $563 million in 2001, 2000 and 1999, respectively. The cost basis and fair value of Compaq's available-for-sale securities at December 31, 2001 was $61 million and $99 million, respectively. Gross unrealized gains related to these investments at December 31, 2001 were $39 million ($25 million, net of tax). At December 31, 2000, the cost basis and fair value of available-for-sale securities was $350 million and $461 million, respectively, and the gross unrealized gains and gross unrealized losses related to these investments at December 31, 2000 were $132 million ($86 million, net of tax) and $21 million ($14 million, net of tax), respectively.

         Other current liabilities consisted of the following:


December 31 (In millions)                     2001          2000
-------------------------                  ----------   ----------

Salaries, wages and related items          $      591   $      922
Income taxes payable                              473          769
Accrued warranties                                861          938
Other accrued liabilities                       2,454        2,887
                                           ----------   ----------
                                           $    4,379   $    5,516
                                           ==========    ==========

NOTE 5.  BORROWINGS

         Compaq has a $1.75 billion revolving credit facility that expires in September 2002 and a $2.0 billion facility that expires in October 2002. The facilities bear interest at LIBOR plus 0.625 percent and LIBOR plus 0.325 percent, respectively. There were no borrowings outstanding under these facilities at December 31, 2001 and 2000. Compaq operates two short-term commercial paper programs authorized for a total of $4.7 billion. These programs are supported by the $1.75 billion and $2.0 billion credit facilities. Outstanding commercial paper reduces available borrowings under these credit facilities. At December 31, 2001 and 2000, Compaq had $1.2 billion and $636 million, respectively, in commercial paper outstanding under the programs, with a weighted average interest rate of 3.0 percent and 7.5 percent, respectively. The carrying amount of the borrowings under the commercial paper programs approximates their fair value. Additionally, Compaq maintains various lines of credit, totaling $537 million, of which $75 million was outstanding at December 31, 2001. There were no outstanding borrowings against these lines at December 31, 2000.

         In May 2000, Compaq registered $2.0 billion of debt securities. Compaq had the following debt securities outstanding under its effective registration statement as of December 31, 2001:

          DATE              AMOUNT          INTEREST RATE           INTEREST PAYABLE              MATURITY DATE
     ----------------    --------------     --------------    -----------------------------    ---------------------

       August 2000       $300 million           7.65%           February 1 and August 1           August 1, 2005
       August 2000       $275 million           7.45%           February 1 and August 1           August 1, 2002

         In February 2001, Compaq established under its effective registration statement a $1.4 billion medium-term notes program for issuance of debt securities due nine months or more from date of issue. Compaq had the following debt securities outstanding under its medium-term notes program as of December 31, 2001:

          DATE              AMOUNT          INTEREST RATE           INTEREST PAYABLE              MATURITY DATE
     ----------------   ---------------     --------------    -----------------------------    ---------------------

        May 2001         $300 million           6.2%             May 15 and November 15            May 15, 2003

         The fair value of these securities approximates carrying value at December 31, 2001. The net proceeds from the sale of these senior unsecured debt securities were used for general corporate purposes including investments in Compaq's financing services, capital expenditures and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes). At December 31, 2001, Compaq had the capacity to issue an additional $1.1 billion under its medium-term notes program.

         At December 31, 2001, borrowings included $1.2 billion in commercial paper and $275 million in debt securities maturing August 1, 2002. At December 31, 2000, borrowings principally included commercial paper.

NOTE 6.  OTHER INCOME AND EXPENSE

         Other (income) expense consisted of the following:

Year ended December 31 (In millions)          2001          2000          1999
------------------------------------       ----------    ----------    ----------

Investment (income) loss, net              $      438    $    1,568    $      (67)
Interest and dividend income                     (232)         (276)         (196)
Interest expense                                  113           112           133
Other expense, net                                147            99           158
Gain on sale of businesses                         --            --        (1,182)
                                           ----------    ----------    ----------
                                           $      466    $    1,503    $   (1,154)
                                           ==========    ==========    ==========


         Other income and expense for 2001 included investment losses of $438 million resulting from an other than temporary decline in the value of Compaq's investment portfolio, including a write-down in Compaq's investment in CMGI and related assets, net of investment gains. Investment gains and interest income of $61 million in 2001 resulted primarily from the sale of an investment in a limited liability corporation. Net investment losses in 2000 included impairment charges of $1.8 billion due primarily to Compaq's investment in CMGI, a $252 million realized gain on the sale of available-for-sale securities and a $77 million loss from investments accounted for under the equity method. Proceeds associated with the sale of available-for-sale securities were $121 million and $264 million in 2001 and 2000, respectively.

NOTE 7.  PROVISION FOR INCOME TAXES

         The components of income (loss) before provision for income taxes were as follows:

Year ended December 31 (In millions)                    2001          2000         1999
------------------------------------                 ----------    ----------   ----------

United States                                        $     (887)   $      200   $       94
Foreign                                                     114           675          840
                                                     ----------    ----------   ----------
     Income (loss) before income taxes               $     (773)   $      875   $      934
                                                     ==========    ==========   ==========


         The provisions for income taxes charged to operations were as follows:


Year ended December 31 (In millions)                    2001          2000          1999
------------------------------------                 ----------    ----------    ----------

Current tax expense (benefit)
   United States Federal                             $     (148)   $      (91)   $        1
   State and local                                           20             5            11
   Foreign                                                  323           353           460
                                                     ----------    ----------    ----------
      Total current                                         195           267           472
                                                     ----------    ----------    ----------

Deferred tax expense (benefit)
   United States Federal                                   (418)          (91)           47
   State and local                                          (25)           (2)           43
   Foreign                                                   38           106          (197)
                                                     ----------    ----------    ----------
      Total deferred                                       (405)           13          (107)
                                                     ----------    ----------    ----------
      Total provision                                $     (210)   $      280    $      365
                                                     ==========    ==========   ===========

         The reasons for the differences between income tax expense and amounts calculated using the United States statutory rate of 35 percent were as follows:

Year ended December 31 (In millions)                              2001          2000          1999
------------------------------------                           ----------    ----------    ----------

Tax expense (benefit) at United States statutory rate          $     (270)   $      306    $      327
Foreign tax effect, net                                               (76)           --           (31)
Valuation allowance on investment write-down                          130            --            --
Disposition of businesses                                              --            --            77
Recovery of operating subsidiary stock basis                           --           (61)           --
Other, net                                                              6            35            (8)
                                                               ----------    ----------    ----------
       Total provision                                         $     (210)   $      280    $      365
                                                               ==========    ==========    ==========

         Compaq's 2001 effective tax rate was a 27 percent benefit, due primarily to the tax effect of the write-down of its investment portfolio during 2001, partially offset by a reduction in foreign tax expense and the benefit of certain foreign losses. This write-down could result in future capital losses that are not expected to result in a corresponding tax benefit as Compaq does not expect to generate future capital gains sufficient to offset all potential future capital losses. Compaq has recognized benefits in prior years from a Singapore tax holiday for manufacturing operations. The Singapore tax holiday for manufacturing operations expired in August 2001; the ongoing Singapore manufacturing operations are, therefore, not expected to affect Compaq's effective tax rate in the future.

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

         Compaq's valuation allowance increased by $130 million during 2001 by a direct charge to tax expense as a result of the investment write-downs that are not expected to result in a corresponding tax benefit. The valuation allowance was reduced by $54 million during 2001, $95 million during 2000 and $152 million during 1999 as a result of tax loss and credit carryforward expirations.

         At December 31, 2001, Compaq had a deferred tax asset of $774 million related to net operating loss carryforwards which, if not utilized, will generally expire between 2002 and 2021 and credit carryforwards of approximately $773 million which, if not utilized, will generally expire between 2002 and 2016. United States tax laws limit the annual utilization of tax loss and credit carryforwards of acquired entities. These limitations should not materially affect the utilization of the tax carryforwards. Compaq had a valuation allowance of $380 million as of December 31, 2001 against the net operating loss and credit carryforwards as well as a valuation allowance of $130 million against certain investment write-downs. Compaq has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event Compaq were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

         Compaq has determined that the undistributed earnings of certain foreign subsidiaries will be permanently reinvested. As a result of these determinations, no incremental tax is reflected for the earnings of Compaq's Singaporean manufacturing subsidiary or for the earnings of certain other foreign subsidiaries. These earnings could become subject to incremental foreign withholding, Federal and state income tax if they were actually or deemed to be remitted to the United States. Compaq estimates an additional tax provision of approximately $2.1 billion would be required if the full amount of approximately $6.0 billion in accumulated earnings were actually or deemed distributed to the United States.

         Deferred tax assets (liabilities) were as follows:

  December 31 (In millions)                             2001          2000
  -------------------------                          ----------    ----------

  Loss carryforwards                                 $      774    $      379
  Credit carryforwards                                      773         1,109
  Accrued liabilities                                       767           748
  Tax versus financial reporting year-end                    --           446
  Capitalized research and development costs                684           349
  Receivable allowances                                     134           278
  Inventory adjustments                                     459           347
  Equity investments                                        575            --
  Other                                                     712           514
                                                     ----------    ----------
      Gross deferred tax assets                           4,878         4,170
                                                     ----------    ----------
  Equity investments                                         --           (46)
  Intangible assets                                        (241)         (333)
  Other                                                    (234)          (87)
                                                     ----------    ----------
      Gross deferred tax liabilities                       (475)         (466)
                                                     ----------    ----------
  Deferred tax asset valuation allowance                   (510)         (434)
                                                     ----------    ----------
     Total deferred tax asset                        $    3,893    $    3,270
                                                     ==========    ==========

NOTE  8.  EMPLOYEE STOCK PLANS

         Compaq maintains various stock plans for its employees. Options to employees are generally granted at the fair market value of the common stock at the date of grant and generally vest over two to five years. Options granted to employees under Compaq's stock option plans must be exercised no later than ten years from the date of grant. The vesting period and option life for grants to employees are at the discretion of the Board of Directors ("Board").

         Compaq also maintains plans under which it offers stock options to non-employee directors. Pursuant to the terms of the plans under which directors are eligible to receive options, each non-employee director is entitled to receive options to purchase common stock upon initial appointment to the Board (initial grants) and upon subsequent reelection to the Board (annual grants). Initial grants are exercisable during the period beginning one year after initial appointment to the Board and ending ten years after the date of grant. Annual grants vest over one year and are exercisable thereafter until the tenth anniversary of the date of grant. Both initial grants and annual grants have an exercise price equal to the fair market value of Compaq's common stock on the date of grant. Additionally, directors may elect to receive stock options in lieu of all or a portion of the annual retainer to be earned. Such options are granted at 50 percent of the price of Compaq's common stock at the date of grant and are exercisable during the period beginning one year after the grant date and ending ten years after the grant date. The expense resulting from options granted at 50 percent of the price of Compaq's common stock at the grant date is charged to operations over the vesting period.

         Compaq had approximately 2 million shares of restricted stock outstanding at December 31, 2001. Compaq records unearned compensation equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the vesting period.

         At December 31, 2001, there were 400 million shares of common stock reserved for issuance under all of Compaq's stock option plans. For all plans, options of 129 million, 107 million and 101 million shares were exercisable at December 31, 2001, 2000 and 1999 with a weighted average exercise price of $22.24, $20.16 and $16.13, respectively. There were 74 million, 31 million and 123 million shares available for grant under the plans at December 31, 2001, 2000 and 1999, respectively.

         The following table summarizes stock option activity for each of the three years ended December 31:

                                                             Shares                               Weighted Average
                                                           In Millions        Price Per Share     Price Per Share
                                                           -----------        ---------------    -----------------


  OPTIONS OUTSTANDING, DECEMBER 31, 1998                          157                               $    16.37
     Options granted                                              118       $  3.36   -  $ 47.63         31.42
     Options lapsed or canceled                                   (24)                                   28.18
     Options exercised                                            (17)      $  1.30   -  $ 39.23          9.66
                                                            ---------                               ----------
  OPTIONS OUTSTANDING, DECEMBER 31, 1999                          234                                    23.37
     Options granted                                              119       $ 15.04   -  $ 34.08         22.74
     Options lapsed or canceled                                   (30)                                   29.99
     Options exercised                                            (23)      $  1.58   -  $ 31.25         10.40
                                                            ---------                               ----------
  OPTIONS OUTSTANDING, DECEMBER 31, 2000                          300                                    23.45
     Options granted                                               68       $  8.31   -  $ 23.71         10.33
     Options lapsed or canceled                                   (31)                                   26.47
     Options exercised                                            (11)      $  1.58   -  $ 23.81          6.49
                                                            ---------                               ----------
  OPTIONS OUTSTANDING, DECEMBER 31, 2001                          326                               $    21.02
                                                            =========                               ==========


         The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2001:

                                        Options Outstanding                          Options Exercisable
                              ------------------------------------------        ------------------------------
                                                Weighted      Weighted                               Weighted
                                                Average        Average                               Average
        Ranges of                Shares        Remaining       Exercise            Shares            Exercise
      Exercise Prices         In Millions    Life in Years      Price            In Millions          Price
      ---------------         -----------    -------------    ----------         -----------         ---------

          under $5.00                9             1.3         $   3.92                 9            $   3.52
        5.01 to 10.00               80             8.4             9.57                17                8.81
       10.01 to 15.00                7             4.9            12.32                 6               12.53
       15.01 to 20.00               71             8.0            17.66                28               17.11
       20.01 to 25.00               19             6.7            23.21                12               23.24
       25.01 to 30.00              107             7.6            26.53                34               26.36
          over $30.00               33             6.6            42.96                23               42.30
                             ---------         -------         --------           -------            --------
                                   326             7.5         $  21.02               129            $  22.24
                             =========         =======         ========           =======            ========

         In April 1999, Compaq's stockholders approved the Compaq Employee Stock Purchase Plan ("ESPP"), which became effective in April 2000. Most employees are eligible to participate. Employees who choose to participate are granted an option to purchase common stock at 85 percent of market value on the first or last day of the six-month purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 25 million shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. During 2001, employees purchased approximately 14 million shares for approximately $144 million under the ESPP. During 2000, employees purchased approximately 2 million shares for approximately $61 million. At December 31, 2001, there were approximately 8 million shares available for future purchases under the ESPP.

         The weighted average fair value per share of options granted during 2001, 2000 and 1999 was $5.55, $11.80 and $13.22, respectively. The weighted average fair value per share of options granted under the ESPP during 2001 and 2000 was $3.19 and $8.62, respectively. The fair value for these options was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                      STOCK OPTIONS                                  ESPP
                                           -------------------------------------           ---------------------------
  Year ended December 31                      2001           2000        1999                  2001          2000
  ----------------------                   ----------    -----------  ----------           ------------   ------------

  Expected life (in years)                    7            6             5                     0.5            0.5
  Risk-free interest rate                     5.3%         5.0%          5.5%                  1.8%           6.3%
  Volatility                                 55.2%        49.7%         39.8%                 65.0%          55.9%
  Dividend yield                              1.0%         0.4%          0.3%                  1.0%           0.4%

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

  Year ended December 31 (In millions, except per share amounts)            2001          2000        1999
  --------------------------------------------------------------         ----------    ----------   ----------
  Income (loss) before income taxes:
     As reported                                                         $     (773)   $      875   $      934
     Pro forma                                                               (1,529)          293          623
  Net income (loss):
     As reported                                                         $     (785)   $      569   $      569
     Pro forma                                                               (1,336)          191          367
  Diluted earnings (loss) per share before cumulative effect:
     As reported                                                         $    (0.34)   $     0.34   $     0.34
     Pro forma                                                                (0.87)         0.11         0.23

NOTE 9.  STOCKHOLDERS' EQUITY

         Total dividends declared in 2001, 2000 and 1999 were $169 million ($0.10 per share), $170 million ($0.10 per share) and $144 million ($0.085 per share), respectively.

         During 1998, a systematic common stock repurchase program was authorized by the Board and implemented by Compaq. Compaq repurchased approximately 10 million shares during 2000, for a cost of approximately $303 million under this program. The program was implemented to reduce the dilutive impact of common shares issued under Compaq's equity incentive plans. On December 1, 2000, the Board authorized a program for the repurchase of up to $1 billion of Compaq common shares. The systematic repurchase program initiated in 1998 has been suspended while this program is in effect. During 2001, total shares repurchased under the new plan were 9 million, for a cost of approximately $118 million. During 2000, total shares repurchased under the new plan were 22 million, for a cost of approximately $370 million. Compaq accounts for treasury stock using the cost method.

         In April 1999, Compaq redeemed the four million outstanding shares of the Digital Series A 8-7/8 percent Cumulative Preferred Stock, par value $1.00 per share. The redemption price was $400 million, plus accrued and unpaid dividends of $9 million. Compaq realized a gain of $22 million on the redemption that was recorded directly to retained earnings.

         In connection with the announced proposed merger of Compaq and HP, on September 3, 2001, the Board adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of Compaq common stock to stockholders of record as of the close of business on September 17, 2001. Each right entitles the registered holder to purchase from Compaq a unit consisting of one one-thousandth of a share of Compaq's Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $70.00 per unit, subject to adjustment. The rights expire on September 3, 2011 unless such date is extended or the rights are earlier redeemed or exchanged by Compaq.

NOTE 10.  PENSION AND OTHER BENEFIT PROGRAMS

         Compaq sponsors a number of defined benefit and other postretirement employee benefit plans ("OPEB Plans"). Benefits under the defined benefit pension plans are generally based on pay and service. In the United States, the defined benefit plan is a cash balance plan, under which the benefit is usually paid as a lump sum.

         Compaq's accumulated other comprehensive loss related to additional minimum pension liability as of December 31, 2001 and 2000 was $191 million ($124 million, net of tax) and $17 million ($11 million, net of tax), respectively, for plans where the accumulated benefit obligation exceeded the fair market value of assets.

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for which the accumulated benefit obligations exceed plan assets approximated $1.3 billion, $1.1 billion and $809 million, respectively, for the year ended December 31, 2001, and $401 million, $324 million and $154 million, respectively, for the year ended December 31, 2000. The measurement dates of the plans were October 31, 2001 and 2000.

         Information regarding Compaq's defined benefit and OPEB Plans was as follows:

                                                         Year Ended December 31, 2001           Year Ended December 31, 2000
                                                  -------------------------------------   ---------------------------------------
                                                   Defined Benefit Pension                Defined Benefit Pension
                                                           Plans                                   Plans
                                                  ------------------------   OPEB Plans   ------------------------     OPEB Plans
(In millions, except assumptions)                    U.S.        Foreign        (1)           U.S.       Foreign           (1)
---------------------------------                 ----------    ----------   ----------   -----------   ----------     ----------

Change in benefit obligation
  Benefit obligation at beginning of year         $    1,941    $    1,767   $      338    $    2,085   $    1,728     $      344
  Service cost                                            36            62            4            40           66              6
  Interest cost                                          148            96           26           147           94             25
  Plan amendments                                         --           (62)         (25)           --            3             --
  Actuarial (gain) loss                                  (69)           88           64          (127)         144            (11)
  Curtailment gain                                        --            (6)          --            --           (7)            --
  Benefits paid                                         (103)          (63)         (33)         (204)         (70)           (30)
  Currency loss                                           --           (75)          --            --         (172)            (1)
  Other                                                   --            13            6            --          (19)             5
                                                  ----------    ----------   ----------    ----------   ----------     ----------
    Projected benefit obligation at end of year        1,953         1,820          380         1,941        1,767            338
                                                  ----------    ----------   ----------    ----------   ----------     ----------
Change in plan assets
  Fair value of plan assets at beginning of year       2,344         1,834           --         2,371        1,827             --
  Actual return on plan assets                          (286)         (266)          --           174          233             --
  Employer contributions                                   3            49           27             3           28             25
  Benefits paid                                         (103)          (63)         (33)         (204)         (70)           (30)
  Currency loss                                           --           (69)          --            --         (161)            --
  Other                                                   --            10            6            --          (23)             5
                                                  ----------    ----------   ----------    ----------   ----------     ----------
    Fair value of plan assets at end of year           1,958         1,495           --         2,344        1,834             --
                                                  ----------    ----------   ----------    ----------   ----------     ----------
Funded status                                              5          (325)        (380)          403           67           (338)
Unrecognized net actuarial (gain) loss                   238           547           48          (179)          82            (22)
Unrecognized prior service cost                           --           (21)         (22)           --           50              3
                                                  ----------    ----------   ----------    ----------   ----------     ----------
  Prepaid (accrued) benefit cost                         243           201         (354)          224          199           (357)
  Contributions after measurement date                    --             8           --            --            8             --
                                                  ----------    ----------   ----------    ----------   ----------     ----------
    Prepaid (accrued) benefit cost                $      243    $      209   $     (354)   $      224   $      207     $     (357)
                                                  ==========    ==========   ==========    ==========   ==========     ==========
Amounts included in the Consolidated Balance
 Sheet are composed of:
  Prepaid benefit cost                            $      249    $      305   $       --    $      230   $      344     $       --
  Accrued benefit liability                               (6)         (308)        (354)           (6)        (170)          (357)
  Other assets                                            --            21           --            --           16             --
  Accumulated other comprehensive loss                    --           191           --            --           17             --
                                                  ----------    ----------   ----------    ----------   ----------     ----------
    Net amount recognized                         $      243    $      209   $     (354)   $      224   $      207     $     (357)
                                                  ==========    ==========   ==========    ==========   ==========     ==========
Weighted average assumptions as of October 31
  Discount rate                                         7.50%         5.55%        7.50%         8.00%        5.75%          8.00%
  Expected return on plan assets                        9.00%         7.30%         N/A          9.00%        7.35%           N/A
  Rate of compensation increase                         4.50%         3.50%         N/A          4.50%        3.60%           N/A
  Healthcare cost trend rate, current year               N/A           N/A        10.00%          N/A          N/A           5.50%
  Healthcare cost trend rate, ultimate year              N/A           N/A         5.00%          N/A          N/A           5.00%
  Trend rate decreases to the ultimate rate
   in the year                                           N/A           N/A         2006           N/A          N/A           2001
Components of net periodic benefit cost
  Service cost                                    $       36    $       62   $        4    $       40   $       66     $        6
  Interest cost                                          148            96           26           147           94             25
  Expected return on plan assets                        (201)         (123)          --          (199)        (125)            --
  Settlement/curtailment gain                             --            --           --           (17)          (3)            --
  Other                                                   --             6            1            --            9              1
                                                  ----------    ----------   ----------    ----------   ----------     ----------
    Net periodic pension cost                     $      (17)   $       41   $       31    $      (29)  $       41     $       32
                                                  ==========    ==========   ==========    ==========   ==========     ==========

(1) The OPEB Plans are consolidated to include both United States and foreign results as foreign results are not material for separate disclosure.

         Assumed healthcare cost trend rates could have an effect on the amounts reported for the healthcare plans. A one-percentage point increase in rates would result in an increase of $3 million in the total service and interest costs components and a $30 million increase in the postretirement benefit obligation. Conversely, a one-percentage point decrease in rates would result in a decrease of $3 million in total service and interest costs and a $26 million decrease in the postretirement benefit obligation.

         Compaq has defined contribution plans under which Compaq makes matching contributions based on employee contributions. These plans are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code of 1986. Contributions are invested at the direction of the employee in one or more funds, including a fund that consists of common stock of Compaq. Amounts charged to expense were $141 million, $138 million and $121 million in 2001, 2000 and 1999, respectively.

         Compaq has an incentive compensation plan for the majority of its employees. Payments under the plan are based on a uniform percentage of employees' base pay as determined by a matrix using financial performance as defined by the plan and customer satisfaction results. Payments are made semiannually. For the year ended December 31, 2001, no amount was charged to expense. Amounts charged to expense were $106 million and $26 million in 2000 and 1999, respectively.

NOTE 11.  SEGMENT DATA

         Segment results reflect changes made during 2001 in the organization of Compaq's businesses and its expense allocation methodology. Compaq has combined its commercial personal computing business with its consumer business to form the Access segment. In addition, the results of Compaq's financing business, which were previously reflected in the Other segment category, were included in the Compaq Global Services segment in 2001. Further, Compaq allocated certain shared expenses that were previously reported in unallocated corporate and shared expenses, such as information management, facilities and marketing costs, to the segments during 2001. The effect of this change in expense allocation was to lower segment operating profit by the amount of the allocated costs. Financial data for prior periods has been restated to conform to the current presentation. Compaq has three reportable segments: Enterprise Computing, Access and Compaq Global Services.

         Enterprise Computing designs, develops, manufactures and markets advanced computing and telecommunications products and solutions for enterprise customers worldwide. The Enterprise Computing segment consists of three global business units: Industry Standard Servers, Business Critical Solutions and Enterprise Storage. Industry Standard Servers designs and manufactures industry-standard ProLiant servers, which are building blocks for information technology infrastructures, and integrates these with software and services to provide information technology solutions for companies of all sizes. Business Critical Solutions provides NonStop Himalaya and high performance AlphaServer systems with Tru64 UNIX, OpenVMS and Linux operating systems for solutions that deliver the highest levels of availability, performance, scale and manageability for the telecommunications, financial services, high performance technical computing and other business-critical market segments. Enterprise Storage provides global storage solutions through the development and delivery of StorageWorks by Compaq storage area networks, automated backup solutions, network attached storage and a complete suite of SANworks by Compaq storage management solutions.

         The Access segment delivers products and solutions designed to provide home and business users with anytime, anywhere access to information, communication and entertainment. For the business customer, the Access segment offers a broad range of innovative commercial computing devices, services and solutions. These include desktop, notebook, workstation and thin client products marketed under the Evo, DeskPro, Armada and other brands, as well as a full line of Compaq branded monitor and networking products - all designed to help customers simplify their business computing environments. For the consumer customer, the Access segment offers a wide range of innovative products and technologies that all work together to help the home or home office user simplify their life, connect their world and have fun. These include Presario branded desktop and notebook Internet PCs and a line of monitors and printers sold under the Compaq brand. In addition, the Access segment offers an innovative line of personal devices and solutions marketed under the iPAQ brand, targeting the convergence of business and home computing. These include handhelds, such as the award-winning iPAQ Pocket PC, as well as personal entertainment and communications products, home networking products, desktop computers, microportable projectors and Internet access appliances. Internet access appliances are devices used to access the Internet.

         The Compaq Global Services segment consists of four global business units: Customer Support, Systems Integration, Managed Services and Financial Services. Customer Support offerings include lifecycle support services, business-critical services and high availability support services for multi-vendor, multi-technology hardware and software products. Customer
Support also manages and delivers warranty support to its customers through its own service organization, as well as through full-service resellers and independent service companies. Systems Integration offerings include end-to-end information systems consulting, technical and application design services, systems integration, Internet and network architecture, project management services and e-business solutions. Managed Services offerings include outsourcing and resource management services, as well as business continuity and recovery services. Financial Services offerings include customized enterprise financing solutions that encompass computers, networks and technology upgrades, as well as asset management services for large and multi-national business customers. Financial Services also offers an array of specialized financial services to small and medium-sized businesses and the consumer, educational and government marketplaces.

         The accounting policies of the segments are the same as those used in the preparation of Compaq's consolidated financial statements. Compaq evaluates the performance of its operating segments based on segment operating income, which includes sales and marketing expenses, research and development costs and other overhead charges directly attributable to the operating segment. Certain expenses, which are managed outside of the operating segments, are excluded. These consist primarily of corporate expenses, other income and expense items, and other non-recurring charges such as restructuring and related activities. Corporate expenses consist primarily of general and administrative expenses that are separately managed. Compaq does not include inter-segment transfers for management reporting purposes. Asset information by operating segment is not reported since Compaq does not identify assets by segment.

         Summary financial data by business segment follows:

(In millions)                                2001          2000           1999
------------                              ----------    ----------    ----------

ENTERPRISE COMPUTING
        Revenue                            $   10,699    $   14,253    $   12,947
        Operating income                          163         1,656           674
ACCESS
        Revenue                                15,193        20,624        18,128
        Operating income (loss)                  (587)          145          (437)
COMPAQ GLOBAL SERVICES
        Revenue                                 7,789         7,483         7,413
        Operating income                        1,062           884           998
SEGMENT ELIMINATIONS AND OTHER
        Revenue                                  (127)         (138)          (41)
        Operating income (loss)                     1           (43)         (289)
CONSOLIDATED SEGMENT TOTALS
        Revenue                            $   33,554    $   42,222    $   38,447
        Operating income                   $      639    $    2,642    $      946

         A reconciliation of Compaq's consolidated segment operating income to consolidated income (loss) before income taxes follows:

Year ended December 31 (In millions)                2001         2000          1999
------------------------------------            ----------    ----------    ----------

Consolidated segment operating income           $      639    $    2,642    $      946
Unallocated corporate expenses                        (160)         (350)         (298)
Restructuring and related activities                  (742)           86          (868)
Merger-related costs                                   (44)           --            --
Other income (expense), net                           (466)       (1,503)        1,154
                                                ----------    ----------    ----------
Income (loss) before income taxes               $     (773)   $      875    $      934
                                                ==========    ==========    ==========

         Geographic revenue and long-lived assets related to operations as of and for the years ended December 31 were as follows:

  (In millions)                                          2001        2000         1999
  -------------                                      ----------   ----------   ----------
  Revenue:
     United States                                   $   12,892   $   18,854   $   17,313
     Europe, Middle East and Africa                      12,189       14,142       14,396
     Other                                                8,473        9,226        6,738
                                                     ----------   ----------   ----------
                                                     $   33,554   $   42,222   $   38,447
                                                     ==========   ==========   ==========
  Long-lived assets:
     United States                                   $    2,215   $    2,229   $    2,332
     Other                                                  984        1,202          917
                                                     ----------   ----------   ----------
                                                     $    3,199   $    3,431   $    3,249
                                                     ==========   ==========   ==========

NOTE 12.  RESTRUCTURING AND RELATED ACTIVITIES

         In the first and second quarters of 2001, Compaq's management approved restructuring plans to realign its organization and reduce operating costs. Compaq combined its commercial and consumer personal computer operations into a single Access segment. Compaq also implemented significant changes in its business model and supply chain operations. These actions were designed to simplify product offerings, derive greater internal operating efficiencies, lower order cycle time, reduce channel inventory and improve account and order management. In addition, Compaq consolidated certain functions within its global business units and reduced administrative functions. Accordingly, Compaq planned to reduce associated employee positions by approximately 4,500 and 4,000 worldwide in connection with the first and second quarter plans, respectively.

         Restructuring and related charges of $249 million and $493 million were expensed during the first and second quarters of 2001, respectively. The first quarter charge was comprised of $173 million related to employee separations, $64 million of related asset impairment charges and $12 million for other exit costs. The second quarter charge was comprised of $303 million related to employee separations, $138 million of related asset impairment charges, $40 million for facility closure costs and $12 million for other exit costs. During the fourth quarter of 2001, Compaq reversed excess reserves of $68 million for employee separation costs accrued in conjunction with the first and second quarter plans and expensed an additional charge of approximately the same amount for additional reductions of 1,400 employee positions as approved by management to further achieve its objectives of realigning its organization and reducing operating costs. Employee separation benefits under each plan were similar and included severance, medical and other benefits. As of December 31, 2001, Compaq completed 9,200 of the planned 9,900 employee separations under the 2001 plans. Compaq expects to substantially complete the initiatives contemplated under the restructuring plans by March 31, 2002.

         Components of accrued restructuring costs and amounts charged against the 2001 plans as of December 31, 2001 were as follows:



                                                                          ADJUSTMENTS
                                                        BEGINNING            AND            DECEMBER 31,
 (In millions)                                          ACCRUAL          EXPENDITURES          2001
 -------------                                       ---------------   ---------------   ---------------

 Employee separations                                $           476   $           245   $           231
 Facility closure costs                                           40                15                25
 Other exit costs                                                 24                16                 8
                                                     ---------------   ---------------   ---------------
                                                     $           540   $           276   $           264
                                                     ===============   ===============   ===============

         The accrual at December 31, 2001 includes $164 million related to future cash payments to employees separated prior to December 31, 2001.

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS, CONCENTRATIONS, AND COMMITMENTS, CONTINGENCIES AND LITIGATION

Derivative Financial Instruments

         Compaq manufactures and sells its products in 200 countries and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of Compaq's foreign currency hedging activities is to manage the volatility associated with foreign currency revenues and other assets and liabilities created in the normal course of business. Compaq primarily utilizes forward exchange contracts to protect against exposure related to those assets and liabilities that affect the income statement when remeasured according to accounting principles generally accepted in the United States. In addition, Compaq utilizes forward exchange contracts to offset the effect of exchange rate fluctuations on forecasted expenses expected to be incurred in non-functional currencies. Compaq also utilizes forward exchange contracts, which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales. Compaq does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative financial instruments.

         Principal currencies hedged include the Euro, Japanese yen and British pound sterling. At December 31, 2001 such forward exchange contracts were recorded at their fair value with gains of $167 million and losses of $59 million and are reflected in leases and other accounts receivable or other current liabilities in Compaq's consolidated balance sheet. The maturity dates of the forward exchange contracts outstanding at December 31, 2001 ranged from three days to two years.

         Compaq's program to reduce currency exposure associated with the net monetary assets of Compaq's international subsidiaries includes agreements to exchange various foreign currencies for U.S. dollars. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets or liabilities being hedged and are recorded in other income and expense.

         For forward exchange contracts designated as cash flow hedges, gains and losses are recorded in other comprehensive income until the foreign currency denominated sales transactions are recognized in earnings. For the year ended December 31, 2001 net gains on derivatives of $26 million were reclassified to net revenues to match the underlying sales transactions being hedged. Forward exchange contracts are used to hedge a portion of forecasted foreign currency denominated sales for up to 6 months in the future. Hedge ineffectiveness had no material impact on earnings for the year ended December 31, 2001. No cash flow hedges were discontinued during the year ended December 31, 2001. Compaq estimates that net derivative gains of $14 million included in accumulated other comprehensive income at December 31, 2001 will be reclassified into earnings during the next twelve months.

         Compaq enters into various other types of financial instruments in the normal course of business. Fair values for certain financial instruments are based on quoted market prices. For other financial instruments, fair values are based on the appropriate pricing models using current market information. The amounts ultimately realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments. Carrying values of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities reflected in the December 31, 2001 and 2000 consolidated balance sheet approximate fair value at these dates.

Concentrations of risk

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

         Compaq depends on many third-party suppliers for key components contained in its product offerings and certain other supply chain functions. For some of these components, Compaq may only use a single source supplier. From time to time, the supply for key components in its products lags behind worldwide demand. If the supply of a key material component is delayed or curtailed, Compaq's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. In the event that the financial condition of Compaq's third-party suppliers for key components was to erode, the delay or curtailment of deliveries of key material components could occur. Further, Compaq's reliance on third-party suppliers of key material components exposes it to potential product quality issues that could affect the reliability and performance of its product set. Compaq's inability to ship its products in desired quantities and in a timely manner due to a delay or curtailment of the supply of material components, or product quality issues arising from faulty components manufactured by third-party suppliers, could adversely affect the market for its products and lead to a reduction in its revenues. Compaq's attempts to mitigate the risk of reliance on third-party suppliers by working closely on product plans, coordinated product introductions, purchases on the spot market and selected strategic purchases could also fail.

         Compaq's cash and cash equivalents, foreign currency forward exchange contracts and accounts receivable are subject to potential credit risk. Compaq's cash management, foreign currency and investment policies restrict investments to low risk, highly liquid securities and Compaq performs ongoing evaluations of the relative credit standing of the financial institutions with which it deals.

         Compaq distributes a significant portion of its sales in the Access business segment through indirect distributors and resellers and as a result, maintains individually significant accounts receivable balances from those companies. If the financial condition and operations of these companies deteriorate, Compaq's operating results could be adversely affected. One such distributor, Ingram Micro, Inc., ("Ingram") accounted for approximately 11 percent of consolidated revenue in 2001, predominantly in the Access segment and 6 percent of accounts receivable as of December 31, 2001. In 2000, Ingram accounted for approximately 14 percent of consolidated revenue and 11 percent of accounts receivable at December 31, 2000. During these periods, no other customer of Compaq accounted for 10 percent or more of consolidated revenue. Compaq generally has experienced longer accounts receivable cycles in its emerging markets, in particular Asia-Pacific and Latin America, when compared with its United States and European markets. In the event that accounts receivable cycles in these developing markets significantly deteriorate or one or more of Compaq's larger resellers in these regions fails, Compaq's operating results could be adversely affected.

         Compaq frequently utilizes forward exchange contracts to protect Compaq from the effects of foreign currency. In the event of a failure to honor one of these foreign currency forward exchange contracts by one of the banks with which Compaq has contracted, management believes any loss, which could be material, would be limited to the exchange rate differential from the time the contract was made until the time it was compensated.

Lease commitments

         Compaq leases certain manufacturing and office facilities and equipment under non-cancelable operating leases with terms from one to thirty years. Rent expense for 2001, 2000 and 1999 was $343 million, $347 million and $283 million, respectively.

         Compaq's minimum rental commitments under non-cancelable operating leases at December 31, 2001 were approximately $233 million in 2002, $185 million in 2003, $125 million in 2004, $108 million in 2005, $90 million in 2006 and $348 million thereafter.

Contingencies

         Certain of Compaq's resellers finance a portion of their inventories through third-party finance companies. Under the terms of the financing arrangements, Compaq may be required to repurchase certain products from the finance companies. These arrangements have not had a material adverse effect on Compaq's operating results in the past. Further, Compaq does not expect to incur material charges related to these arrangements in future periods, as Compaq would likely resell any repurchased product.

Litigation

         Compaq is subject to legal proceedings and claims that arise in the ordinary course of business. Compaq does not believe that the outcome of any of those matters will have a material adverse effect on Compaq's consolidated financial position, operating results or cash flows.

         Compaq and certain of its current and former officers and directors are named in two consolidated class action lawsuits pending in the United States District Court for the Southern District of Texas, Houston Division ("USDC - Houston"). One lawsuit was filed in 1998 and the other in 1999. The 1998 litigation consolidates five class action lawsuits brought by persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998. It asserts claims under Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Allegations in the 1998 lawsuit include the claim that the defendants withheld information and made misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock and further alleges that certain individual defendants sold Compaq common stock at the inflated prices. The 1999 litigation also consolidates a number of class action lawsuits. The litigation is brought on behalf of purchasers of Compaq common stock between January 27, 1999 and April 9, 1999. It asserts claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act, and Sections 11 and 15 of the Securities Act of 1933 ("Securities Act"). Allegations in the 1999 litigation include the claim that certain defendants and Compaq issued a series of materially false and misleading statements concerning Compaq's prospects in 1999 in order to inflate the market price of Compaq's common stock and further alleges that certain individual defendants sold Compaq common stock at the inflated prices. Lead counsels for the plaintiffs have been appointed in both the 1998 and 1999 litigation. The plaintiffs seek monetary damages, interest, costs and expenses in both the 1998 and 1999 litigation. In the 1998 litigation, USDC - Houston entered an order granting class certification. Compaq appealed class certification to United States Court of Appeals for the Fifth Circuit ("Fifth Circuit Appellate Court"). On July 25, 2001, Fifth Circuit Appellate Court vacated USDC - Houston's order certifying a class and appointing class representatives and remanded the case to USDC - Houston for further proceedings in accordance with its opinion. On August 8, 2001, plaintiffs' filed a petition for rehearing before Fifth Circuit Appellate Court. Compaq filed an opposition to the petition. On January 14, 2002, the Fifth Circuit Appellate Court denied plaintiffs' petition for rehearing. The case returns to USDC - Houston for further proceedings in accordance with the Fifth Circuit Appellate Court's earlier opinion. All discovery on the 1998 litigation has been stayed during the appeal. On December 12, 2000,

USDC-Houston judge dismissed the consolidated amended complaint in the 1999 litigation after finding that it failed to comply with pleading requirements under the law. The plaintiffs filed a second amended complaint on January 31, 2001. Compaq moved to dismiss the second amended complaint on March 6, 2001 and is awaiting a ruling. Compaq is vigorously defending both lawsuits.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         The table below sets forth selected unaudited financial data for each quarter of the last two years.

                                                                   1ST        2ND        3RD        4TH
(In millions, except per share amounts)                          QUARTER    QUARTER    QUARTER    QUARTER
---------------------------------------                          -------    -------    -------    -------
2001(1)
Revenue                                                          $ 9,181    $ 8,481    $ 7,436    $ 8,456
Gross margin                                                       2,076      1,846      1,445      1,745

Income (loss) before cumulative effect of accounting change(2)        91       (239)      (507)        92
  Basic earnings (loss) per common share(3)                      $  0.05    $ (0.14)   $ (0.30)   $  0.05
  Diluted earnings (loss) per common share(3)                    $  0.05    $ (0.14)   $ (0.30)   $  0.05

Net income (loss)(4)                                                (131)      (239)      (507)        92
  Basic earnings (loss) per common share(3)                      $ (0.08)   $ (0.14)   $ (0.30)   $  0.05
  Diluted earnings (loss) per common share(3)                    $ (0.08)   $ (0.14)   $ (0.30)   $  0.05

2000(1)
Revenue                                                          $ 9,475    $10,098    $11,171    $11,478
Gross margin                                                       2,154      2,351      2,637      2,663

Income (loss) before cumulative effect of accounting change(5)       322        388        557       (672)
      Basic earnings (loss) per common share(3)                  $  0.19    $  0.23    $  0.32    $ (0.39)
      Diluted earnings (loss) per common share(3)                $  0.19    $  0.22    $  0.31    $ (0.39)

Net income (loss) (4)                                                296        388        557       (672)
      Basic earnings (loss) per common share(3)                  $  0.17    $  0.23    $  0.32    $ (0.39)
      Diluted earnings (loss) per common share(3)                $  0.17    $  0.22    $  0.31    $ (0.39)

(1) Pursuant to the adoption of EITF 01-9 effective January 1, 2001, Compaq has adjusted its results for the first three quarters of 2001 and reclassified charges related to certain financing costs to conform to the new presentation for all periods shown.

(2) Includes restructuring and related charges of $249 million and $493 million in the first and second quarters of 2001, respectively, and net investment losses of $514 million in the third quarter of 2001.

(3) Earnings (loss) per common share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

(4) Includes a cumulative effect charge related to the adoption of EITF 01-9 of $222 million, net of tax, in the first quarter of 2001 and a cumulative effect charge related to the adoption of SAB 101 of $26 million, net of tax, in the first quarter of 2000.

(5) Includes an $86 million release of restructuring reserves and net investment losses of $1.7 billion in the fourth quarter of 2000.

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of Compaq Computer Corporation

We have audited the consolidated financial statements of Compaq Computer Corporation as of December 31, 2001 and 2000 and for each of the two years in the period ended December 31, 2001 and have issued our report thereon dated January 16, 2002 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule as of December 31, 2001 and 2000 and for each of the two years in the period ended December 31, 2001 listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       Ernst & Young LLP

Houston, Texas
January 16, 2002

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Compaq Computer Corporation

Our audit of the consolidated financial statements referred to in our report dated January 25, 2000 appearing in this Annual Report on Form 10-K of Compaq Computer Corporation also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K for the year ended December 31, 1999. In our opinion, the financial statement schedule for the year ended December 31, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We have not audited the consolidated financial statements or financial statement schedule of Compaq Computer Corporation for any period subsequent to December 31, 1999.



PricewaterhouseCoopers LLP
Houston, Texas
January 25, 2000

                                                                     SCHEDULE II

                           COMPAQ COMPUTER CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31 (In millions)                  2001      2000      1999
------------------------------------                  -----     -----     -----
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance, beginning of period                          $ 211     $ 222     $ 318
Additions charged to expense                             98        82        43
Deductions (Accounts receivable write-offs)             (79)      (93)     (139)
                                                      -----     -----     -----
Balance, end of period                                $ 230     $ 211     $ 222
                                                      -----     -----     -----

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are directors of Compaq Computer Corporation ("Compaq").

LAWRENCE T. BABBIO, JR., age 57, has been a director of Compaq since 1995. Mr. Babbio has served as Vice Chairman and President of Verizon Communications, Inc. (formerly Bell Atlantic Corporation ("Bell Atlantic")) since 2000. In 1997 he was elected President and Chief Operating Officer - Network Group, and Chairman
- Global Wireless Group of Bell Atlantic. In 1995, he was elected Vice Chairman of Bell Atlantic. Mr. Babbio is also a director of ARAMARK Corporation.

MICHAEL D. CAPELLAS, age 47, was elected Chairman and Chief Executive Officer of Compaq in 2000. Prior to that time he served as President and Chief Executive Officer and was appointed a director in 1999, and also served as Chief Operating Officer earlier that year. Mr. Capellas joined Compaq in 1998 as Senior Vice President, Information Management and Chief Information Officer. Prior to joining Compaq, he was Senior Vice President and General Manager of the global energy business of Oracle Corporation from 1997 through 1998, and Director of Supply Chain Management for SAP America, Inc. from 1996 through 1997. From 1981 through 1996, Mr. Capellas held several management positions at Schlumberger Limited, including serving as head of worldwide information services. Mr. Capellas also serves as a director of Dynegy, Inc.

JUDITH L. CRAVEN, age 56, has been a director of Compaq since 1998. Dr. Craven served as President of the United Way of the Texas Gulf Coast from 1992 to 1998. Prior to heading the United Way of the Texas Gulf Coast, Dr. Craven was Vice President for Multicultural Affairs at the University of Texas Health Science Center at Houston, and Dean of the School of Allied Health Sciences; Director of Public Health for the City of Houston; and Chief of Anesthesia at Riverside General Hospital. Dr. Craven serves on the Boards of Directors at Belo Corp., Valic Corporation, Luby's, Inc., SYSCO Corporation and Sun America Mutual Funds.

GEORGE H. HEILMEIER, age 65, has been a director of Compaq since 1994. Dr. Heilmeier is Chairman Emeritus of Telcordia Technologies (formerly Bell Communications Research, Inc. ("Bellcore")). He served as Chairman and Chief Executive Officer of Bellcore from 1996 to 1997 and President and Chief Executive Officer from 1991 to 1996. He was Senior Vice President and Chief Technical Officer of Texas Instruments Incorporated from 1983 to 1991. He is a member of the Defense Science Board, the President's National Security Agency Advisory Board and the National Academy of Engineering. Dr. Heilmeier is also a director of TRW, Inc., Teletech Holdings, Automatic Data Processing, and INET Technologies, Inc.

SANFORD M. LITVACK, age 65, has been a director of Compaq since 2001. Mr. Litvack is of counsel with the law firm of Dewey Ballantine LLP. Mr. Litvack served as Vice Chairman of the Board of The Walt Disney Company ("Disney") from 1999 to 2000. From 1994 until his appointment as Vice Chairman, he served as Senior Executive Vice President and Chief of Corporate Operations. Prior to joining Disney in 1991, Mr. Litvack was a member of the Executive Committee and Chairman of the Litigation Department of Dewey Ballantine LLP. Mr. Litvack is also a director of PacifiCare Health Systems, Inc. and Antigenics, Inc.

THOMAS J. PERKINS, age 70, has been a director of Compaq since 1997. Mr. Perkins has been a General Partner of Kleiner Perkins Caufield & Byers, a private investment partnership, since 1972, and has served as either a general or limited partner of numerous funds formed by Kleiner Perkins Caufield & Byers. Mr. Perkins served as Chairman of the Board of Directors of Tandem Computers Incorporated from 1974 until 1997. He is also a director of News Corporation.

LUCILLE S. SALHANY, age 55, has served as a director of Compaq since 1997. She has been Chief Executive Officer and President of LifeFX Networks, Inc. since 1999. She was President of J.H. Media Limited from 1997 to 1999. Ms. Salhany served as President and Chief Executive Officer of United Paramount Network from 1994 to 1997. From 1993 to 1994, she served as Chairman of FOX Broadcasting Company and she was a member of the Board of Directors of Fox Inc. From 1991 to 1993 she served as Chairman of Twentieth Century Fox Television. Ms. Salhany is a director of Boston Restaurant Associates, Inc., LifeFX, Inc., and iMedium.

The following persons are executive officers of Compaq.

MICHAEL D. CAPELLAS, whose biographical information is set forth above in Item
10.

PETER BLACKMORE, age 54, was elected Executive Vice President, Worldwide Sales and Services in 2000. Prior to that time, Mr. Blackmore served as Senior Vice President, Sales and Services earlier in 2000, and Senior Vice President, Sales and Marketing from 1999. Mr. Blackmore joined Compaq in 1991 as Manager, Major Accounts Marketing, Europe, and served in a number of senior sales and marketing positions.

MICHAEL J. WINKLER, age 56, was elected Executive Vice President, Global Business Units in 2000. Prior to that time, Mr. Winkler was Senior Vice President and Group General Manager, Commercial Personal Computing Group, a position to which he was elected in 1996. Mr. Winkler joined Compaq in 1995 as Senior Vice President, Portable PC Division. Prior to joining Compaq, Mr. Winkler was Vice President and General Manager of Toshiba Computer Systems.

JEFF CLARKE, age 40, was elected Senior Vice President, Finance and Administration and Chief Financial Officer in 2001. Prior to that time, Mr. Clarke was Vice President, Finance and Strategy, Worldwide Sales and Services from 1999 and Vice President, Corporate Strategy, Finance, from 1998. Mr. Clarke joined Digital Equipment Corporation ("Digital") in 1985 and served in a variety of financial management roles prior to Compaq's acquisition of Digital in 1998.

YVONNE R. JACKSON, age 52, joined Compaq in 1999 as Senior Vice President, Human Resources, Organization and Environment. Prior to joining Compaq, Ms. Jackson was Senior Vice President of Worldwide Human Resources for Burger King Corporation, a position she had held since 1993.

ROBERT V. NAPIER, age 55, was elected Senior Vice President, Global Business Solutions and Chief Information Officer in 2000. Mr. Napier joined Compaq in August 1999 as Senior Vice President, Information Management and Chief Information Officer. Prior to joining Compaq, he was Senior Vice President and Chief Information Officer of Mariner Post-Acute Network, a position he had held since 1998, and Chief Information Officer of Delphi Automotive Systems from 1997 to 1998.

SHANE V. ROBISON, age 48, joined Compaq in 2000 as Senior Vice President, Technology and Chief Technology Officer. Prior to joining Compaq, Mr. Robison was President of Internet Technology and Development at AT&T Labs, a position he had held since 1999. Prior to AT&T Labs, he was Executive Vice President, Research and Development and then President, Design Productivity Group, of Cadence Design Systems, Inc., from 1995 to 1999.

THOMAS C. SIEKMAN, age 60, was elected Senior Vice President and General Counsel in 1998 at the time of Compaq's acquisition of Digital. Mr. Siekman had been Vice President and General Counsel of Digital since 1993. Prior to 1993, he was Vice President and Deputy General Counsel of Digital.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Compaq's directors and executive officers, and holders of more than 10 percent of Compaq's common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Compaq's common stock. Compaq believes that during the fiscal year ended December 31, 2001, except for one delayed filing by Mr. Robison concerning his acquisition of Compaq stock in the Deferred Compensation Plan, its directors and executive officers complied with all of these filing requirements. In making this statement, Compaq has relied solely on a review of copies of reports filed under Section 16(a) furnished to Compaq and on the written representations of its directors and executive officers. Based on stockholder public filings with the SEC, we do not believe any other stockholders are subject to Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Tables I through III give information about the cash compensation, restricted stock, and stock options awarded to each of the named executive officers. The notes to these tables provide more specific information. Compaq's compensation policies are discussed in the Human Resources Committee Report set forth below.

TABLE I: SUMMARY COMPENSATION

                                                ANNUAL COMPENSATION(1)                          LONG-TERM COMPENSATION
                                     ---------------------------------------------   --------------------------------------------
                                                                                     RESTRICTED     SECURITIES
                                                                    OTHER ANNUAL       STOCK        UNDERLYING       ALL OTHER
         NAME                 YEAR     SALARY       BONUS(2)       COMPENSATION(3)    AWARDS(4)       OPTIONS     COMPENSATION(5)
         ----                 ----   -----------   -----------     ---------------   -----------    ----------    ---------------
Michael D. Capellas           2001   $ 1,600,000   $        --      $ 2,132,940(6)   $        --       850,000      $    96,000
Chairman and Chief            2000     1,234,641     3,806,330          139,293       24,444,000       850,000           73,431
Executive Officer             1999       850,000     1,000,000               --        4,987,500     1,800,000           76,739

Peter Blackmore               2001       640,385            --               --               --       400,000           10,200
Executive Vice President,     2000       511,885       858,139           86,506        1,916,600       475,000           10,200
Worldwide Sales and           1999       425,000       400,000               --               --       525,000           48,720
Services

Michael J. Winkler            2001       620,192            --               --               --       350,000           37,212
Executive Vice President,     2000       593,517       702,630               --        1,642,800       450,000           31,783
Global Business Units         1999       500,000       250,000               --               --       325,000          144,554

Jeff Clarke
Senior Vice President,
Finance and Administration
and Chief Financial Officer   2001       469,710            --               --               --       425,000(7)        13,769

Shane V. Robison
Senior Vice President,
Technology and                2001       500,000            --               --               --       225,000               --
Chief Technology Officer      2000        92,307     1,000,000(8)            --        1,126,000       500,000            5,538

(1) Includes cash compensation earned by the named executive officers, including amounts earned but deferred. Mr. Robison joined Compaq as an executive officer in 2000 and Mr. Clarke first became an executive officer of Compaq in 2001.

(2) Unless otherwise indicated, amounts reflected include payments under Compaq's management incentive program and profit-sharing program. No payments were made under either program for 2001 performance.

(3) Compaq believes that the value of any other benefits to any named executive officer other than Mr. Capellas in 2001 did not exceed $50,000 or fall within any other category requiring inclusion.

(4) In connection with his being named Chairman of the Board of Directors, Compaq granted Mr. Capellas 970,000 shares of restricted common stock in 2000. This restricted stock vests as follows: 500,000 shares vest only upon attainment of certain performance objectives (250,000 based upon attainment of stock price targets and 250,000 based upon relative earnings per share ("EPS") growth over three consecutive four-quarter performance periods, the first of which ended in third quarter 2001 but, because performance targets were not met, none of the restrictions lapsed); 300,000 vest in increments of 100,000 each on November 1, 2001, 2002, and 2003, respectively; and 170,000 shares vested thirty days from the date of the grant. The restricted stock granted to Mr. Capellas in 1999 vests on the fifth anniversary of his election if he is then an employee of Compaq, subject to earlier vesting as follows: 50,000 of such shares vest if the price of Compaq's common stock, $.01 par value per share, is at least $35 per share for thirty consecutive trading days, 50,000 of such shares vest if such price is at least $40 per share, and 100,000 of such shares vest if such price is at least $50 per share. The restricted stock granted to the other named officers was granted on May 15, 2000, with the exception of Mr. Robison, who was granted 40,000 shares upon hire (October 25, 2000), and vests based on the attainment of performance objectives approved by the Committee (for 2001, quarterly EPS targets were used and no restrictions lapsed in 2001 because performance criteria were not met), with full vesting in May 2004 if the shares have not vested previously as a result of performance. Per the terms of the governing Equity Incentive Plan and executive agreements, this restricted stock will vest fully upon a change in control. No dividends are paid on unvested shares of this restricted stock. The dollar value of restricted stock reported in the table was calculated by multiplying the number of shares awarded by the closing price on the date of the grants, which was $27.38 for Messrs. Blackmore and Winkler and $28.15 for Mr. Robison.

     The dollar value of restricted stock held by each executive officer as of December 31, 2001 is as follows, based on $9.76 per share, the closing price of Compaq's common stock on December 31, 2001:

                       Number of Restricted            Value of Restricted
     Executive       shares as of 12/31/2001         Shares as of 12/31/2001
     ---------       -----------------------         -----------------------
     Capellas                900,000                       $8,784,000
     Blackmore                52,500                          512,400
     Winkler                  45,000                          439,200
     Robison                  40,000                          390,400

(5) Unless otherwise stated, amounts in this column consist of contributions by Compaq to Compaq's defined contribution plan, deferred compensation plan, and/or supplemental savings plan. The amounts for 1999 include deferred unfunded bonuses, the payment of which was subject to conditions established by the Human Resources Committee, of $40,000 to Mr. Capellas, $48,720 to Mr. Blackmore, and $110,000 to Mr. Winkler.

(6) Includes value of loan forgiveness in the amount of $2,033,006, and $99,934 of imputed income associated with company-paid financial and legal services, family members' travel when accompanying Mr. Capellas on business, club dues, and gross-up for taxes imposed on certain of those amounts. The loan forgiveness occurred pursuant to Mr. Capellas' 2000 employment agreement, which provides that one-third of the balance of a $5,000,000 loan to purchase stock made to Mr. Capellas in 1999, including accrued interest on the loan, would be forgiven on November 1, 2001, with half of the remaining balance to be forgiven on November 1, 2002 and the final balance on November 1, 2003 so long as Mr. Capellas remains employed. In accordance with federal income tax requirements, Mr. Capellas was taxed on the full amount of the loan forgiveness upon entering into the employment agreement in 2000 although the conditions to the forgiveness had not yet been met.

(7) Includes a grant of 175,000 shares in March 2001 upon becoming an executive officer and a grant of 250,000 shares effective December 13, 2001 as part of annual grant program.

(8) Mr. Robison received a sign-on bonus in the amount of $1,000,000, repayable to Compaq in the event that Mr. Robison voluntarily resigns from Compaq or is discharged for cause within the first two years of his employment.


TABLE II: 2001 STOCK OPTION EXERCISES AND YEAR-END OPTION VALUES

                                                                                            VALUE OF
                                                       NUMBER OF UNEXERCISED        UNEXERCISED IN-THE-MONEY
                     2001 STOCK OPTION EXERCISES   OPTIONS AT DECEMBER 31, 2001   OPTIONS AT DECEMBER 31, 2001
                     ---------------------------   ----------------------------   ----------------------------
                     SHARES       VALUE REALIZED   EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
                     ------       --------------   -----------    -------------   -----------    -------------
Michael D. Capellas    --            $   --         1,185,843       2,514,157       $     --        $   --
Peter Blackmore        --                --           852,915       1,084,585        516,000            --
Michael J. Winkler     --                --         1,376,674       1,094,990             --            --
Jeff Clarke            --                --            96,370         555,290             --            --
Shane V. Robison       --                --           145,833         579,167             --            --

TABLE III: 2001 STOCK OPTION GRANTS

                                                                                              GAIN BASED ON
                                                                                      ASSUMED RATES OF STOCK PRICE
                                        2001 STOCK OPTIONS GRANTS                    APPRECIATION FOR OPTION TERM(1)
                                     -------------------------------                 -------------------------------
                                     PERCENT OF 2001   EXERCISE/BASE
                         OPTIONS     EMPLOYEE OPTION     PRICE PER      EXPIRATION   ASSUMED RATE      ASSUMED RATE
                        GRANTED(2)       GRANTS            SHARE           DATE            5%               10%
                        ----------   ---------------   -------------    ----------   ------------      ------------
Michael D. Capellas       850,000          1.27%          $ 9.79        12/12/2011    $5,233,391        $13,262,307

Peter Blackmore           400,000          0.60%            9.79        12/12/2011     2,462,772          6,241,086

Michael J. Winkler        350,000          0.52%            9.79        12/12/2011     2,154,926          5,460,950

Jeff Clarke               175,000          0.26%           18.50         3/14/2011     2,036,064          5,159,733
                          250,000          0.37%            9.79        12/12/2011     1,539,233          3,900,679

Shane V. Robison          225,000          0.34%            9.79        12/12/2011     1,385,309          3,510,611

ALL STOCKHOLDERS:
Approximately
1.7 billion shares
outstanding on
December 13, 2001           N/A             N/A             N/A            N/A       $10.5 billion     $26.5 billion

Named executive
officers' gains as a
percent of all
stockholders' gains                                                                        0.14%               0.14%

(1) The potential gain is calculated from the closing price of Compaq common stock on the date of grants to the named executive officers. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and Compaq common stock holdings are dependent on the future performance of Compaq common stock.

(2) Option grants vest over 48 months from the date of grant and expire upon the earlier of one year after termination of employment or ten years from the date of grant. Options granted prior to September 1, 2001 will vest upon stockholder approval of the proposed merger with Hewlett-Packard Company ("HP"), and employees who incur a severance-qualifying termination as a result of the merger within one year of the closing will have three years from the date of termination to exercise those options. Options granted after September 1, 2001 will not vest upon stockholder approval of the proposed HP merger but will vest if the employee incurs a severance-qualifying termination as a result of the merger within one year of the closing, with the employee having one year from the date of termination to exercise those options.

         Compaq entered into a new employment agreement with Mr. Capellas in October 2000 upon his appointment as Chairman of the Board. That agreement was amended effective November 1, 2001. Under this employment agreement, which has a three-year initial term and is renewable annually thereafter, Mr. Capellas receives an annual base salary of no less than $1.6 million and is eligible for a target annual cash bonus of two times his base salary. The actual amount of any such cash bonus will be based on performance. Mr. Capellas is also eligible for long-term incentives, including stock options and other performance-based rewards, on the same basis as other executive officers. The total target value of Mr. Capellas' long-term incentive opportunity, on an annual basis, is seven to ten times his base salary.

         Upon entering into the 2000 employment agreement, Mr. Capellas was granted 970,000 shares of restricted stock under Compaq's 1989 Equity Incentive Plan. This restricted stock vests partially over time and partially based only on performance. More specifically, 170,000 shares vested thirty days from the date of the grant, and another 300,000 shares vest over time, with 100,000 shares vesting on November 1, 2001 and another 200,000 shares to vest in increments of 100,000 each on November 1, 2002, and November 1, 2003. The remaining 500,000 shares will vest only upon attainment of certain performance objectives. Of those 500,000 shares, 250,000 will vest based on Compaq's stock performance. The other 250,000 shares will vest based on relative growth in EPS (compared to the average growth in EPS for International Business Machines, Inc., HP, and Dell Computer Corporation over three four-quarter performance periods. The performance objectives for vesting were not met during 2001, and, as a result, Mr. Capellas did not vest in any of these performance-based shares during 2001. If the performance objectives are not met in the periods allowed (by November 1, 2004 for stock price targets and through third quarter of 2003 for relative growth in EPS), Mr. Capellas will no longer be eligible to vest in these shares.

         The 2000 employment agreement also provides that Compaq will forgive, over a three-year retention period, the balance of a $5 million loan made to Mr. Capellas under his original employment agreement (at an interest rate of 5.67 percent per annum), which was used to purchase Compaq stock. The first third of the principal of the loan and the accrued interest (a total of $2,033,006) were forgiven on November 1, 2001, with half of the then-remaining balance to be forgiven on November 1, 2002 and the final balance on November 1, 2003. The agreement provided for payment of a special one-time cash bonus of $850,000, which was paid in 2000, and a tax-assistance loan (at an interest rate of 6.09 percent per annum) of $2.5 million to help defray the immediate tax impact of the future loan forgiveness and partial vesting of the restricted stock.

         Mr. Capellas will be eligible for severance benefits, including separation payments totaling three times his annual base salary, under certain qualifying circumstances. In particular, Mr. Capellas will be deemed to have incurred a Qualifying Termination entitling him to severance benefits if his employment is terminated without cause, if he resigns for Good Reason (which includes removal from the position of Chief Executive Officer or failure to be named Chief Executive Officer following a change in control, removal from/failure to be elected Chairman of the Board, assignment of duties inconsistent with his position, receipt of a notice of non-renewal of his employment agreement, or a material reduction in total target compensation that is not part of an across-the-board reduction for other executive officers), or if his employment is involuntarily terminated for any reason within 180 days of a change in control. In the event of a Qualifying Termination, the agreement also provides for accelerated or continued vesting in certain portions of the restricted stock granted to Mr. Capellas under both the amended 2000 and original employment agreements, continued vesting in outstanding stock options over the separation pay period (which is 24 months following termination), payment of a pro-rated annual incentive, continued health insurance, certain financial counseling and outplacement services, reimbursement of legal fees, and accelerated forgiveness of the 1999 loan. In addition, in the event of a Qualifying Termination within one year following a change in control, Mr. Capellas will be entitled to a gross-up of any excise taxes imposed under the Internal Revenue Code. If Mr. Capellas separates from employment with Compaq as a result of death or disability, he will receive a severance payment of 1.5 times the sum of his base annual salary and his target annual bonus, among other severance benefits. Mr. Capellas' employment agreement contains restrictions on competitive activities and solicitation of Compaq employees, and his receipt of severance benefits is contingent upon his execution of a release of claims.

        Compaq has also entered into severance agreements with its other executive officers, and these agreements were amended in September 2001. Under the terms of the agreements, in the event of a Qualifying Termination the executive officers will be eligible for a severance payment of two times the sum of their annual salary and target annual incentive (with the amount being increased to three times in the event of a Qualifying Termination within one year following a change in control), continued health insurance, certain financial counseling and outplacement services, and reimbursement of legal fees. In addition, in the event of a Qualifying Termination within one year following a change in control, the executives will be entitled to payment of a prorated target annual incentive and gross-up for any excise taxes imposed under the Internal Revenue Code. For purposes of these severance agreements, a Qualifying Termination includes involuntary termination without cause, involuntary termination for any reason within 180 days after a change in control, and resignation for Good Reason (defined, generally, as a material reduction in responsibilities, reduction in base annual salary of 10 percent or more that is not part of an across-the-board reduction for executive officers, failure to be named an executive officer of the surviving entity following a change in control, or receipt of a notice of non-renewal of the severance agreement). The executive officers are also eligible for a severance payment of 1.5 times the sum of their base annual salary and target annual bonus if their employment is terminated due to death or disability. These agreements also contain restrictions on competitive activities and solicitation of Compaq employees, and receipt of severance benefits is contingent upon execution of a release of claims.

         Pursuant to their amended executive severance agreements, Messrs. Blackmore, Winkler, Clarke and Robison are eligible to receive a retention payment of 1.5 times the sum of their base annual salary and target annual bonus upon completion of the proposed merger with HP and a second retention payment of
1.5 times the sum of their base annual salary and target annual bonus one year following the closing of the merger, provided they remain employed by HP. These retention payments are contingent upon completion of the merger and will be offset by any severance payments for which the employee becomes eligible during the year following completion of the merger. Mr. Capellas declined to participate in the retention program.

         Compaq's stock option plans provide for full vesting of outstanding options and restricted stock in the event of a change in control of Compaq. Pursuant to the amendments to the executive severance agreements and Mr. Capellas' employment agreement, restricted stock held by these executive officers will vest upon completion of a transaction constituting a change in control rather than on stockholder approval of such a transaction.

         Compaq's executive officers in the United States are eligible to participate in Compaq's defined contribution plan and deferred compensation and supplemental savings plan. Amounts contributed to the defined contribution plan and deferred compensation and supplemental savings plan are included in the Summary Compensation Table under the caption "Executive Compensation."

HUMAN RESOURCES COMMITTEE REPORT

         The Human Resources Committee of the Board of Directors, which is composed of independent directors, ensures that Compaq's human resource and compensation policies support and enhance its strategic objectives. The Committee reviews and advises the Board of Directors about Compaq's human resource strategies, oversees executive succession planning, adopts the policies that govern Compaq's compensation programs, sets the compensation of executive officers, and administers Compaq's cash bonus and stock equity plans.

COMPAQ'S COMPENSATION PROGRAMS. The Committee establishes compensation programs designed to attract, retain, and reward executives who will lead Compaq in achieving its business goals in a highly competitive and rapidly changing industry and ensures that management compensation is reasonable in light of Compaq's objectives, performance, and compensation for similar personnel at other companies. In 2001 the compensation mix for executive officers consisted of base salaries, potential bonuses (though none were paid for 2001 performance), and stock option awards. Much of an officer's compensation depends on Compaq's financial performance and stockholder return.

         Comparative compensation data in 2001 was derived from an analysis of independent surveys of compensation practices by Compaq and external consultants. Information from the computer and electronics industry segments is used wherever available. The Committee believes these sources provide accurate information to evaluate the pay practices of the companies with which Compaq competes to hire and retain executives.

EXECUTIVE OFFICER CASH COMPENSATION. Compaq targets executive base salary ranges at the 50th to 75th percentile of relevant market data. The Committee annually establishes each executive officer's overall targeted compensation (base salary, cash incentives, and equity interests and other long-term incentives), including the Chief Executive Officer's, based on its evaluation of the officer's performance and contribution in the previous year and on competitive pay practices. In January 2001, the Committee approved base pay increases for executive officers to reflect their individual performance in 2000 and to ensure competitive compensation practices. However, the Committee determined in January 2002 that salary increases will not be made in 2002 due to the general economic climate and overall company performance, as well as competitive data on market practices in reaction to economic and industry downturns. These same factors led the Committee to decide that no annual cash bonuses would be paid for 2001 performance.

         These decisions, however, were not based on individual performance assessments, but, rather, as a response to a challenging business environment. While the bonus program was not funded due to overall company financial performance and, therefore, individual bonuses will not be paid, the Committee recognizes the need to focus on individual contributions and reviewed executive officer performance relative to a number of criteria (focusing on financial performance, customer satisfaction, operational objectives, and people management) under Compaq's Balanced Scorecard program.

RETENTION PROGRAM. In light of the uncertainties for employees associated with the proposed merger with HP, the Committee became concerned that some of Compaq's key employees, including executive officers, would leave Compaq to pursue other employment opportunities. In particular, the Committee determined that the proposed transaction with HP could constitute a change in control for purposes of the existing executive officer agreements and that many of Compaq's executive officers could qualify for severance benefits as a result of changes associated with the merger. In order to aid in retaining these executives and other key employees, the Committee approved a retention program, which is being implemented in phases, to provide cash incentives to employees throughout Compaq who are critical to ongoing business efforts, completion of the proposed merger, and post-merger integration. As part of this retention effort, the Committee approved amendments to the existing executive officer agreements to provide that contingent upon completion of the merger, the executives would be eligible for retention payments equal to three times the sum of their base salary and target annual bonus at the time of completion of the merger, payable one-half at completion of the merger and the remaining amounts one year later, provided the individual remains employed by HP. The retention payments will be offset by any severance for which the executive becomes eligible during the year following the completion of the merger. Mr. Capellas declined to participate in the retention program.

STOCK EQUITY PLANS. The Human Resources Committee and the Board of Directors believe that management's ownership of a significant equity interest in Compaq is an important incentive in building stockholder wealth and aligning the long-term interests of management and stockholders. Therefore, the Committee grants stock options at option prices not less than the fair market value of Compaq common stock on the grant date; as a result, stock options have no value unless the share price increases over the fair market value on the date of grant. Option awards contribute to the retention of key executives since executives realize the benefits of options only as they vest based on tenure after the grant. The Committee uses competitive market data, historical option grant practices, and projected value to determine an appropriate range of awards for executive officers. The Committee establishes ranges for awards to other key employees based upon level and contribution and delegates to the Chief Executive Officer the authority to make stock option awards to these employees. The Committee made annual grants to executive officers and key employees effective December 13, 2001, at an option price of $9.79.

         The Human Resources Committee also monitors compliance with the Executive Stock Ownership Policy. The Executive Stock Ownership Policy requires the Chief Executive Officer to own 250,000 shares and requires each of the other executive officers to own 10,000 shares for each year as an executive officer. New executive officers have three years to meet this goal. Mr. Capellas' stock ownership meets the requirement and all other executive officers either meet or are making satisfactory progress toward their ownership goals.

         Compaq is subject to Internal Revenue Code Section 162(m), which could limit the deductibility of certain compensation payments to its executive officers. Compaq generally intends to comply with the requirements of Section 162(m); however, it also weighs the burdens of such compliance against the benefits to be obtained by Compaq, and pays compensation that is not fully deductible if it determines that such payments are in Compaq's best interests.

HUMAN RESOURCES COMMITTEE

         Lawrence T. Babbio, Jr., Chairman
         Judith L. Craven

DIRECTORS' COMPENSATION

         Board members who are not Compaq employees receive an annual retainer of $35,000. Directors serving on the Audit Committee receive an additional annual cash retainer of $10,000. Directors serving on the Corporate Governance Committee or the Human Resources Committee receive an additional cash annual retainer of $5,000. Each committee chair receives an additional annual cash retainer of $10,000. Non-employee directors also receive a meeting fee of $1,000 for Board or committee meetings held on a day other than the day of a regularly scheduled meeting (directors do not receive any fees for regularly scheduled meetings). Directors are reimbursed for travel and certain other expenses incurred in connection with their duties as directors.

         Compaq's stock option plans for non-employee directors authorize three different types of grants. First, each newly-appointed non-employee director receives an initial option grant for 31,250 shares of common stock; second, each non-employee director who has been serving more than one year receives an annual option grant for 25,000 shares of common stock upon re-election; and finally, prior to each annual meeting each non-employee director may elect to receive all or a portion of the following year's annual cash retainer in the form of a stock option grant, for which the number of shares and the exercise price are based upon 50 percent of the closing price of the common stock on the day of the annual meeting. The exercise price of the annual stock option grants in 2001 was $17.00 per share, and the price for the grants in lieu of cash retainer was $8.50 per share. In January 2001, Mr. Litvack received an initial option grant with an exercise price of $22.40 per share.

         As part of Compaq's charitable giving strategy, Compaq established a directors' charitable donation program funded by life insurance. Upon the death of a director who has served for at least three years, Compaq will donate $1 million to charitable organizations recommended by the director. Compaq will be reimbursed by life insurance proceeds. Individual directors derive no financial benefit from this program since Compaq makes all charitable donations. Upon completion of Compaq's merger with HP, the rights of two non-employee directors of Compaq, which are not currently vested, will become vested. At such time, Compaq will end the directors' charitable donation program and make charitable donations aggregating $12 million on behalf of all participating directors and former directors.

STOCK PERFORMANCE GRAPH

         The following graph compares Compaq's cumulative total stockholder return to the S&P 500 Index and the S&P Computers (Hardware) Index over a five-year period, beginning December 31, 1996, and ending December 31, 2001. The total stockholder return assumes $100 invested at the beginning of the period in Compaq common stock, the S&P Computers (Hardware) Index, and the S&P 500 Index. It also assumes reinvestment of all dividends. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


[GRAPH TO COME]


COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

                                  1996         1997       1998       1999       2000       2001
                                  ----        ------     ------     ------     ------     ------
Compaq                             100        190.02     283.08     183.00     102.23      66.87
S&P Computers (Hardware) Index     100        146.38     256.49     369.79     234.88     230.98
S&P 500 Index                      100        133.36     171.48     207.56     188.66     166.24

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table gives information about the ownership of Compaq common stock as of December 31, 2001, by (1) each director; (2) each of the Chief Executive Officer and the four most highly compensated other executive officers during 2001 (all such persons collectively, the "named executive officers"); and (3) all executive officers and directors (including nominees) as a group. There were no holders known to Compaq to own beneficially 5 percent or more of its outstanding common stock as of such date. Beneficial ownership of securities is defined by the SEC to mean generally the power to vote or dispose of securities, regardless of economic interest. Compaq had approximately 1.7 billion shares of common stock outstanding as of December 31, 2001.

COMMON STOCK OWNERSHIP

                                                       NUMBER OF SHARES
                                                   ------------------------       PERCENT OF
NAME OF OWNER                                      OPTIONS(1)      TOTAL(1)       OUTSTANDING
-------------                                      ----------     ---------       -----------
Michael D. Capellas                                 1,323,344     2,637,545            *
Lawrence T. Babbio, Jr                                273,594       298,594            *
Judith L. Craven                                       46,416        56,416            *
George H. Heilmeier                                   358,500       374,000            *
Sanford M. Litvack                                     31,250        39,335            *
Thomas J. Perkins                                      72,447       958,811(2)         *
Lucille S. Salhany                                    261,669       276,669            *
Peter Blackmore                                       906,039       972,575            *
Michael J. Winkler                                  1,445,007     1,548,570            *
Jeff Clarke                                           120,630       127,647            *
Shane V. Robison                                      176,040       218,031            *

All executive officers and directors (including
nominees) as a group (14 persons)                   5,850,506     8,487,856            *

*    Less than 1 percent

(1) Includes Compaq stock options that are currently exercisable or that will become exercisable by March 1, 2002.

(2)  Includes 886,364 shares of common stock held by trusts.

         On September 3, 2001, Compaq and HP announced that a definitive merger agreement was unanimously approved by both Boards of Directors, subject to, among other conditions, regulatory approval and affirmative stockholders' vote by both companies. Under the terms of the agreement dated as of September 4, 2001, Compaq stockholders will receive .06325 of a newly issued HP share for each outstanding share of Compaq common stock. Subject to regulatory and stockholder approvals, which Compaq and HP are in the process of seeking, and other customary closing conditions, the transaction is expected to close in the first half of 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships

         Compaq has business relationships with organizations with which certain of our directors are affiliated. However, none of these arrangements are material to either Compaq or any of those organizations. Compaq has not retained and does not propose to retain any law firm or investment banking firm with which a director is affiliated.

Related transactions

         In 1999, Compaq made a loan of $5,000,000 to Michael D. Capellas, Chairman and Chief Executive Officer, to purchase Compaq stock to meet Compaq's stock ownership requirements for executive officers. The interest rate on the loan was 5.67 percent, annually. Compaq entered into a new employment agreement with Mr. Capellas in 2000, wherein Compaq agreed to forgive the 1999 stock purchase loan over a period of three years, beginning on November 1, 2001, provided that Mr. Capellas remained employed by Compaq. In the 2000 employment agreement, Compaq also agreed to loan Mr. Capellas $2,500,000 at an annual interest rate of 6.09 percent to assist him with the tax obligations arising from his new agreement and the loan forgiveness in particular (which, according to federal tax requirements, was taxable to Mr. Capellas in full upon entering the agreement although the conditions for forgiveness had not yet been met). The tax assistance loan is secured by 125,000 shares of Compaq common stock owned by Mr. Capellas. Should Mr. Capellas incur a Qualifying Termination, as defined in his employment agreement, the 1999 stock purchase loan would be forgiven in full upon his separation. The tax assistance loan would remain payable in accordance with its original terms. On September 30, 2001, the point at which this indebtedness was highest and immediately before the first portion of the initial stock purchase loan was forgiven, the total indebtedness for both loans was $8,018,589. On November 1, 2001, $2,033,006 of this debt was forgiven pursuant to the terms of Mr. Capellas' employment agreement, and as of December 31, 2001, the total outstanding indebtedness was $6,010,898, including additional interest on the tax assistance loan at 6.09 percent.

Independent Auditors

Ernst & Young LLP served as Compaq's independent auditors for the audit of Compaq's financial statements for 2000 and 2001. During 2001, Compaq incurred audit fees of approximately $10 million, audit-related service fees of approximately $5 million and other non-audit service fees (primarily consisting of fees for tax services) of approximately $9 million. Compaq did not incur any fees from Ernst & Young LLP for any other services, including consulting services related to financial information system design and implementation work during 2001. Since the appointment of Ernst & Young LLP in early 2000, Compaq's policy has been to engage its independent auditors to perform only audit, accounting and tax related services and not to engage its independent auditors in the rendering of systems and other consulting services.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

         1. Financial Statements:

               Audit Reports
               Consolidated Balance Sheet at December 31, 2001 and 2000 Consolidated Statement of Income for each of the three years in the period ended December 31, 2001
               Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2001
               Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 31, 2001
               Notes to Consolidated Financial Statements

               Financial Statement Schedule:
                  Audit Reports
                  Schedule II: Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2001


               All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

         2. Exhibits.

               Exhibits identified in parentheses below, on file with the
                  Commission are incorporated by reference as exhibits.

   EXHIBIT NO.                       DESCRIPTION OF EXHIBITS
   -----------                       -----------------------
      2.1       Agreement and Plan of Reorganization dated September 4, 2001, by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation. (Exhibit 2.1 to Form 8-K dated
                September 3, 2001 as filed September 4, 2001).

      3.1 Restated Certificate of Amendment. (Exhibit 3.1 to Form 10-K for the year ended December 31, 1997).

      3.2       By-laws. (Exhibit No. 3.2 to Form 10-Q for the quarter ended
                September 30, 1997).

      3.3 Audit Committee Charter. (Appendix B to the Proxy Statement filed on Schedule 14A dated March 12, 2001).

      4.1 Indenture dated May 2, 2000 between Compaq Computer Corporation and the Bank of New York, as Trustee (Exhibit 4.1 to
                Registration Statement of Compaq Computer Corporation on Form
                S-3. (Reg. No. 333-36750)). (Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).

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

      4.3       Form of Compaq Computer Corporation 7.45% global Note Due August
                1, 2002. (Exhibit 4.3 to Form 10-Q for the quarter ended
                September 30, 2000).

      4.4       Form of Compaq Computer Corporation 7.65% Global Note Due August
                1, 2005. (Exhibit 4.4 to Form 10-Q for the quarter ended
                September 30, 2000).

      4.5       Rights Agreement dated as of September 4, 2001, between Compaq
                Computer Corporation and EquiServe Trust Company, N.A., as
                Rights Agent. (Exhibit 4.1 to Form 8-K dated September 4, 2001 as filed September 5, 2001).

     10.1 1985 Stock Option Plan, as amended. (Exhibit 10.3 to Form 10-K for the year ended December 31, 1991, Commission File No.
                1-09026).*

     10.2       Amendment to the 1985 Stock Option Plan. (Exhibit 10.3 to Form
                10-Q for the quarter ended September 30, 2001).*

     10.3       1985 Executive and Key Employees Stock Option Plan, as amended.
                (Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 1989,
                Commission File No. 1-09026).*

     10.4       Amendment to the 1985 Executive and Key Employee Stock Option
                Plan. (Exhibit 10.4 to Form 10-Q for the quarter ended September
                30, 2001).*

     10.5 1985 Nonqualified Stock Option Plan, as amended. (Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 1989, Commission
                File No. 1-09026).*

     10.6       Amendment to the 1985 Nonqualified Stock Option Plan. (Exhibit
                10.5 to Form 10-Q for the quarter ended September 30, 2001).*

     10.7 Forms of Stock Option Agreements relating to Exhibits 10.1, 10.3 and 10.5. (Exhibit 10.6 to Form 10-K for the year ended December
                31, 1987, Commission File No. 1-09026).*

     10.8       1989 Equity Incentive Plan, as amended. (Exhibit 10.6 to Form
                10-K for the year ended December 31, 1997).*

     10.9       Amendment to the 1989 Equity Incentive Plan. (Exhibit 10.6 to
                Form 10-Q for the quarter ended September 30, 2001).*

     10.10 Form of Stock Option Notice relating to Exhibit 10.8, as amended. (Exhibit 10.7 to Form 10-K for the year ended December
                31, 1996, Commission File No. 1-09026).*

     10.11      1995 Equity Incentive Plan, as amended. (Exhibit 10.8 to Form
                10-K for the year ended December 31, 1997).*

     10.12      Amendment to 1995 Equity Incentive Plan. (Exhibit 10.7 to Form
                10-Q for the quarter ended September 30, 2001).*

     10.13 Form of Stock Option Notice relating to Exhibit 10.11, as amended. (Exhibit 10.9 to Form 10-K for the year ended December
                31, 1997).*

     10.14 Bonus Incentive Plan. (Exhibit 10.11 to Form 10-K for the year ended December 31, 1995, Commission File No. 1-09026).*

     10.15      Stock Option Plan for Non-Employee Directors, as amended
                (Exhibit 10.11 to Form 10-K for the year ended December 31,
                1997).*

     10.16      Amendment to the Non-Qualified Stock Option Plan for
                Non-Employee Directors. (Exhibit 10.10 to Form 10-Q for the quarter ended September 30, 2001).*

     10.17      Forms of Stock Option Notice relating to Exhibit 10.15. (Exhibit
                10.9 to Form 10-K for the year ended December 31, 1997).*

     10.18 Form of letter agreement between Compaq and its executive officers. (Exhibit 10.16 to Form 10-K for the year ended
                December 31, 1991, Commission File No. 1-09026).*

     10.19      Deferred Compensation and Supplemental Savings Plan. (Exhibit
                4.1 to Registration Statement No. 333-42375 on Form S-8 filed
                December 16, 1997).*

     10.20      First Amendment to Deferred Compensation and Supplemental
                Savings Plan. (Exhibit 4.2 to Registration Statement No.
                333-42375 on Form S-8 filed December 16, 1997).*

     10.21 1998 Stock Option Plan. (Exhibit 10.20 to Form 10-Q for the quarter ended March 31, 1998).*

     10.22      Amendment to the 1998 Stock Option Plan. (Exhibit 10.8 to Form
                10-Q for the quarter ended September 30, 2001).*

     10.23      Form of Nonqualified Stock Option Agreement for Member of the
                Office of the Chief Executive Officer between Compaq and each of Benjamin M. Rosen, Robert Ted Enloe III and Frank P. Doyle.
                (Exhibit 10.17 to Form 10-K for the year ended December 31,
                1999).*

     10.24      2001 Stock Option Plan, as amended. (Appendix A to the Proxy
                Statement filed on Schedule 14A dated March 12, 2001).*

     10.25      Amendment to the 2001 Stock Option Plan. (Exhibit 10.9 to Form
                10-Q for the quarter ended September 30, 2001).*

     10.26      Form of Executive Severance Agreement. (Exhibit 10.11 to Form
                10-Q for the quarter ended September 30, 2001).*

     10.27 U.S. $1,750,000,000 Revolving Credit Agreement (364-Day) dated as of September 28, 2001 among Compaq Computer Corporation,
                Citibank, N.A., as sole Administrative Agent, Bank of America,
                N.A. and The Chase Manhattan Bank, as Co-Syndication Agents,
                Fleet National Bank and The Royal Bank of Scotland plc, as
                Co-Documentation Agents and the other banks party thereto.
                (Exhibit 10.1 to Form 10-Q for the quarter ended September 30,
                2001).

     10.28 $3,000,000,000 Credit Agreement dated as of September 22, 1997, among Compaq Computer Corporation, the banks signatory thereto and Bank of America National Trust and Savings Association, as
                Administrative Agent. (Exhibit 10.19 to Form 10-K for the year ended December 31, 1997).

     10.29      Amendment No. 1 to $3,000,000,000 Credit Agreement dated as of
                October 2, 1998, among Compaq Computer Corporation, the banks signatory thereto and Bank of America National Trust and Savings
                Association, as Administrative Agent. (Exhibit 10.22 to Form
                10-Q for the quarter ended September 30, 1998).

     10.30 Letter dated as of June 7, 2001, regarding Notice of the Company's Commitment Reduction to the $3,000,000,000 Credit
                Agreement among Compaq Computer Corporation, the banks signatory thereto and the Bank of America National Trust Savings
                Association, as Administrative Agent. (Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2001).

     10.31      $5,000,000 Promissory Note dated July 22, 1999, between Michael
                D. Capellas and Compaq Computer Corporation. (Exhibit 10.23 to
                Form 10-K for the year ended December 31, 1999).

     10.32 Purchase and Subscription Agreement dated June 29, 1999, by and among CMGI, Inc., and Zoom Newco, Inc., and Compaq Computer
                Corporation, Digital Equipment Corporation, and AltaVista
                Company, with Exhibits. (Exhibit 10.22 to Form 10Q for the quarter ended June 30, 1999). +

     10.33      Asset Purchase Agreement dated as of January 4, 2000 between
                Compaq Computer Corporation, ITY Corp. and InaCom Corp. with
                Exhibits. (Exhibit 10.25 to Form 10-K for the year ended
                December 31, 1999).

     10.34      First Amendment to the Asset Purchase Agreement dated as of
                February 16, 2000 between Compaq Computer Corporation, ITY Corp.
                and InaCom Corp. with Exhibits. (Exhibit 10.26 to Form 10-K for the year ended December 31, 1999).

     10.35      Revolving Credit Facility Commitment Letter dated February 16,
                2000 between Compaq Computer Corporation, ITY Corp. and InaCom
                Corp. (Exhibit 10.27 to Form 10-K for the year ended December
                31, 1999).

     10.36 Services, Supply and Sales Agreement dated February 16, 2000 between Compaq Computer Corporation, ITY Corp. and InaCom Corp.
                (Exhibit 10.28 to Form 10-K for the year ended December 31,
                1999).

     10.37      Service Level Agreement dated February 16, 2000 between Compaq
                Computer Corporation, ITY Corp. and InaCom Corp. (Exhibit 10.29 to Form 10-K for the year ended December 31, 1999).

     10.38      Retention Agreement dated September 8, 2000 between Compaq
                Computer Corporation and Michael J. Larson. (Exhibit 10.2 to
                Form 10-Q for the quarter ended September 30, 2000). *

     10.39      Employment Agreement effective as of October 20, 2000, between
                Compaq Computer Corporation and Michael D. Capellas. (Exhibit
                10.33 to Form 10-K for the year ended December 31, 2000).*

     10.40 Amendment to Employment Agreement dated December 26, 2001, between Compaq Computer Corporation and Michael D. Capellas.*

     10.41 Form of Executive Officers Severance Agreement. (Exhibit 10.33 to Form 10-K for the year ended December 31, 2000). *

     10.42      Form of Restricted Stock Grant Notice - 1989 Equity Incentive
                Plan. (Exhibit 10.34 to Form 10-K for the year ended December
                31, 2000).*

     10.43      $2,500,000 Promissory Note dated October 20, 2000 between
                Michael Capellas and Compaq Computer Corporation.

     10.44      Security Agreement dated October 20, 2000 between Michael
                Capellas and Compaq Computer Corporation.

      21        Subsidiaries.

     23.1       Consent of Ernst & Young LLP, independent auditors.

     23.2       Consent of PricewaterhouseCoopers LLP, independent accountants.

*    Indicates management contract or compensatory plan or arrangement.

+ Confidential treatment has been granted by the Commission for certain portions of this Exhibit. These portions have been redacted and marked with an [*].

(b)  Reports on Form 8-K.

     (i) Report on Form 8-K, dated October 23, 2001, containing Compaq's news release dated October 23, 2001, reporting revenue of $7.5 billion for the third quarter ended September 30, 2001.

     (ii) Report on Form 8-K dated January 7, 2002, containing Compaq's news release dated January 7, 2002, reporting that revenue for its fourth quarter ending December 31, 2001, would exceed previous market expectations.

     (iii) Report on Form 8-K dated January 16, 2002, containing Compaq's news release dated January 16, 2002, reporting revenue of $8.5 billion for the fourth quarter ended December 31, 2001.

     (iv) Report on Form 8-K, dated January 17, 2002, containing Compaq's news release dated January 17, 2002, reporting that Compaq established a record date of January 28, 2002 for a special meeting of stockholders to consider and vote on the proposal to approve and adopt the Merger Agreement between Hewlett-Packard Company and Compaq and to approve the proposed business combination with Hewlett-Packard Company.

     (v) Report on Form 8-K, dated January 25, 2002, containing Compaq's news release dated January 25, 2002, providing financial guidance for fiscal year 2002 of $0.32 earnings per share, an increase of $0.07 from previous analyst consensus of $0.25 per share.

Compaq, the Compaq logo, AlphaServer, Armada, Evo, DeskPro, Himalaya, iPAQ, NonStop, OpenVMS, Presario, ProLiant, StorageWorks, SANworks and Tru64 are trademarks of Compaq Information Technologies Group, L.P. in the United States and/or other countries. Microsoft, Outlook, Windows, Windows NT are trademarks of Microsoft Corporation in the United States and other countries. Intel, Celeron, Pentium, SpeedStep, and Itanium are trademarks of Intel Corporation in the United States and other countries. UNIX is a trademark of The Open Group in the United States and other countries. All other product names mentioned herein may be trademarks or registered trademarks of their respective companies.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of January, 2002.

                                     COMPAQ COMPUTER CORPORATION


                                     By:        /s/  MICHAEL D. CAPELLAS
                                         ---------------------------------------
                                         Michael D. Capellas, Chairman and Chief
                                                    Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                                DATE
                ---------                                      -----                                ----
                                                     Chairman and                            January 30, 2002
/s/    MICHAEL D. CAPELLAS                           Chief Executive Officer
--------------------------------------------         (principal executive officer)
           (Michael D. Capellas)

                                                     Senior Vice President,                  January 30, 2002
/s/    JEFF CLARKE                                   Finance and Administration, and
--------------------------------------------         Chief Financial Officer
              (Jeff Clarke)                          (principal financial officer and
                                                     principal accounting officer)


/s/    LAWRENCE T. BABBIO, JR.                       Director                                January 30, 2002
--------------------------------------------
        (Lawrence T. Babbio, Jr.)

/s/    JUDITH L.  CRAVEN                             Director                                January 30, 2002
--------------------------------------------
           (Judith L. Craven)

/s/    GEORGE H.  HEILMEIER                          Director                                January 30, 2002
--------------------------------------------
         (George H.  Heilmeier)

/s/    SANFORD M. LITVACK                            Director                                January 30, 2002
--------------------------------------------
          (Sanford M. Litvack)

/s/    THOMAS J. PERKINS                             Director                                January 30, 2002
--------------------------------------------
          (Thomas J.  Perkins)

/s/    LUCILLE S. SALHANY                            Director                                January 30, 2002
--------------------------------------------
          (Lucille S. Salhany)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                           DESCRIPTION OF EXHIBITS
    -------                          -----------------------
      2.1       Agreement and Plan of Reorganization dated September 4, 2001, by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation. (Exhibit 2.1 to Form 8-K dated
                September 3, 2001 as filed September 4, 2001).

      3.1 Restated Certificate of Amendment. (Exhibit 3.1 to Form 10-K for the year ended December 31, 1997).

      3.2       By-laws. (Exhibit No. 3.2 to Form 10-Q for the quarter ended
                September 30, 1997).

      3.3 Audit Committee Charter. (Appendix B to the Proxy Statement filed on Schedule 14A dated March 12, 2001).

      4.1 Indenture dated May 2, 2000 between Compaq Computer Corporation and the Bank of New York, as Trustee (Exhibit 4.1 to
                Registration Statement of Compaq Computer Corporation on Form
                S-3. (Reg. No. 333-36750)). (Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).

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

      4.3       Form of Compaq Computer Corporation 7.45% global Note Due August
                1, 2002. (Exhibit 4.3 to Form 10-Q for the quarter ended
                September 30, 2000).

      4.4       Form of Compaq Computer Corporation 7.65% Global Note Due August
                1, 2005. (Exhibit 4.4 to Form 10-Q for the quarter ended
                September 30, 2000).

      4.5       Rights Agreement dated as of September 4, 2001, between Compaq
                Computer Corporation and EquiServe Trust Company, N.A., as
                Rights Agent. (Exhibit 4.1 to Form 8-K dated September 4, 2001 as filed September 5, 2001).

     10.1 1985 Stock Option Plan, as amended. (Exhibit 10.3 to Form 10-K for the year ended December 31, 1991, Commission File No.
                1-09026).*

     10.2       Amendment to the 1985 Stock Option Plan. (Exhibit 10.3 to Form
                10-Q for the quarter ended September 30, 2001).*

     10.3       1985 Executive and Key Employees Stock Option Plan, as amended.
                (Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 1989,
                Commission File No. 1-09026).*

     10.4       Amendment to the 1985 Executive and Key Employee Stock Option
                Plan. (Exhibit 10.4 to Form 10-Q for the quarter ended September
                30, 2001).*

     10.5 1985 Nonqualified Stock Option Plan, as amended. (Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 1989, Commission
                File No. 1-09026).*

     10.6       Amendment to the 1985 Nonqualified Stock Option Plan. (Exhibit
                10.5 to Form 10-Q for the quarter ended September 30, 2001).*

     10.7 Forms of Stock Option Agreements relating to Exhibits 10.1, 10.3 and 10.5. (Exhibit 10.6 to Form 10-K for the year ended December
                31, 1987, Commission File No. 1-09026).*

     10.8       1989 Equity Incentive Plan, as amended. (Exhibit 10.6 to Form
                10-K for the year ended December 31, 1997).*

     10.9       Amendment to the 1989 Equity Incentive Plan. (Exhibit 10.6 to
                Form 10-Q for the quarter ended September 30, 2001).*

     10.10 Form of Stock Option Notice relating to Exhibit 10.8, as amended. (Exhibit 10.7 to Form 10-K for the year ended December
                31, 1996, Commission File No. 1-09026).*

     10.11      1995 Equity Incentive Plan, as amended. (Exhibit 10.8 to Form
                10-K for the year ended December 31, 1997).*

     10.12      Amendment to 1995 Equity Incentive Plan. (Exhibit 10.7 to Form
                10-Q for the quarter ended September 30, 2001).*

     10.13 Form of Stock Option Notice relating to Exhibit 10.11, as amended. (Exhibit 10.9 to Form 10-K for the year ended December
                31, 1997).*

     10.14 Bonus Incentive Plan. (Exhibit 10.11 to Form 10-K for the year ended December 31, 1995, Commission File No. 1-09026).*

     10.15      Stock Option Plan for Non-Employee Directors, as amended
                (Exhibit 10.11 to Form 10-K for the year ended December 31,
                1997).*

     10.16      Amendment to the Non-Qualified Stock Option Plan for
                Non-Employee Directors. (Exhibit 10.10 to Form 10-Q for the quarter ended September 30, 2001).*

     10.17      Forms of Stock Option Notice relating to Exhibit 10.15. (Exhibit
                10.9 to Form 10-K for the year ended December 31, 1997).*

     10.18 Form of letter agreement between Compaq and its executive officers. (Exhibit 10.16 to Form 10-K for the year ended
                December 31, 1991, Commission File No. 1-09026).*

     10.19      Deferred Compensation and Supplemental Savings Plan. (Exhibit
                4.1 to Registration Statement No. 333-42375 on Form S-8 filed
                December 16, 1997).*

     10.20      First Amendment to Deferred Compensation and Supplemental
                Savings Plan. (Exhibit 4.2 to Registration Statement No.
                333-42375 on Form S-8 filed December 16, 1997).*

     10.21 1998 Stock Option Plan. (Exhibit 10.20 to Form 10-Q for the quarter ended March 31, 1998).*

     10.22      Amendment to the 1998 Stock Option Plan. (Exhibit 10.8 to Form
                10-Q for the quarter ended September 30, 2001).*

     10.23      Form of Nonqualified Stock Option Agreement for Member of the
                Office of the Chief Executive Officer between Compaq and each of Benjamin M. Rosen, Robert Ted Enloe III and Frank P. Doyle.
                (Exhibit 10.17 to Form 10-K for the year ended December 31,
                1999).*

     10.24      2001 Stock Option Plan, as amended. (Appendix A to the Proxy
                Statement filed on Schedule 14A dated March 12, 2001).*

     10.25      Amendment to the 2001 Stock Option Plan. (Exhibit 10.9 to Form
                10-Q for the quarter ended September 30, 2001).*

     10.26      Form of Executive Severance Agreement. (Exhibit 10.11 to Form
                10-Q for the quarter ended September 30, 2001).*

     10.27 U.S. $1,750,000,000 Revolving Credit Agreement (364-Day) dated as of September 28, 2001 among Compaq Computer Corporation,
                Citibank, N.A., as sole Administrative Agent, Bank of America,
                N.A. and The Chase Manhattan Bank, as Co-Syndication Agents,
                Fleet National Bank and The Royal Bank of Scotland plc, as
                Co-Documentation Agents and the other banks party thereto.
                (Exhibit 10.1 to Form 10-Q for the quarter ended September 30,
                2001).

     10.28 $3,000,000,000 Credit Agreement dated as of September 22, 1997, among Compaq Computer Corporation, the banks signatory thereto and Bank of America National Trust and Savings Association, as
                Administrative Agent. (Exhibit 10.19 to Form 10-K for the year ended December 31, 1997).

     10.29      Amendment No. 1 to $3,000,000,000 Credit Agreement dated as of
                October 2, 1998, among Compaq Computer Corporation, the banks signatory thereto and Bank of America National Trust and Savings
                Association, as Administrative Agent. (Exhibit 10.22 to Form
                10-Q for the quarter ended September 30, 1998).

     10.30 Letter dated as of June 7, 2001, regarding Notice of the Company's Commitment Reduction to the $3,000,000,000 Credit
                Agreement among Compaq Computer Corporation, the banks signatory thereto and the Bank of America National Trust Savings
                Association, as Administrative Agent. (Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2001).

     10.31      $5,000,000 Promissory Note dated July 22, 1999, between Michael
                D. Capellas and Compaq Computer Corporation. (Exhibit 10.23 to
                Form 10-K for the year ended December 31, 1999).

     10.32 Purchase and Subscription Agreement dated June 29, 1999, by and among CMGI, Inc., and Zoom Newco, Inc., and Compaq Computer
                Corporation, Digital Equipment Corporation, and AltaVista
                Company, with Exhibits. (Exhibit 10.22 to Form 10Q for the quarter ended June 30, 1999). +

     10.33      Asset Purchase Agreement dated as of January 4, 2000 between
                Compaq Computer Corporation, ITY Corp. and InaCom Corp. with
                Exhibits. (Exhibit 10.25 to Form 10-K for the year ended
                December 31, 1999).

     10.34      First Amendment to the Asset Purchase Agreement dated as of
                February 16, 2000 between Compaq Computer Corporation, ITY Corp.
                and InaCom Corp. with Exhibits. (Exhibit 10.26 to Form 10-K for the year ended December 31, 1999).

     10.35      Revolving Credit Facility Commitment Letter dated February 16,
                2000 between Compaq Computer Corporation, ITY Corp. and InaCom
                Corp. (Exhibit 10.27 to Form 10-K for the year ended December
                31, 1999).

     10.36 Services, Supply and Sales Agreement dated February 16, 2000 between Compaq Computer Corporation, ITY Corp. and InaCom Corp.
                (Exhibit 10.28 to Form 10-K for the year ended December 31,
                1999).

     10.37      Service Level Agreement dated February 16, 2000 between Compaq
                Computer Corporation, ITY Corp. and InaCom Corp. (Exhibit 10.29 to Form 10-K for the year ended December 31, 1999).

     10.38      Retention Agreement dated September 8, 2000 between Compaq
                Computer Corporation and Michael J. Larson. (Exhibit 10.2 to
                Form 10-Q for the quarter ended September 30, 2000). *

     10.39      Employment Agreement effective as of October 20, 2000, between
                Compaq Computer Corporation and Michael D. Capellas. (Exhibit
                10.33 to Form 10-K for the year ended December 31, 2000).*

     10.40 Amendment to Employment Agreement dated December 26, 2001, between Compaq Computer Corporation and Michael D. Capellas.*

     10.41 Form of Executive Officers Severance Agreement. (Exhibit 10.33 to Form 10-K for the year ended December 31, 2000). *

     10.42      Form of Restricted Stock Grant Notice - 1989 Equity Incentive
                Plan. (Exhibit 10.34 to Form 10-K for the year ended December
                31, 2000).*

     10.43      $2,500,000 Promissory Note dated October 20, 2000 between
                Michael Capellas and Compaq Computer Corporation.

     10.44      Security Agreement dated October 20, 2000 between Michael
                Capellas and Compaq Computer Corporation.

      21        Subsidiaries.

     23.1       Consent of Ernst & Young LLP, independent auditors.

     23.2       Consent of PricewaterhouseCoopers LLP, independent accountants.

*    Indicates management contract or compensatory plan or arrangement.

+ Confidential treatment has been granted by the Commission for certain portions of this Exhibit. These portions have been redacted and marked with an [*].