Form 10-Q
period 2002-03-31
COMPAQ COMPUTER CORP
filed 2002-04-24
CIK 714154

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



                          COMMISSION FILE NUMBER 1-9026



                           COMPAQ COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)



            DELAWARE                                             76-0011617
 (State or other jurisdiction of                              (I.R. Employer
  incorporation or organization)                            Identification No.)


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

                                                  Yes [X ] No [ ]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 31, 2002, was approximately 1.7 billion.

                           COMPAQ COMPUTER CORPORATION
                                    FORM 10-Q
                        THREE MONTHS ENDED MARCH 31, 2002

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         24

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                  25

Item 4.  Submission of Matters to a Vote of Security Holders                                                25

Item 6.  Exhibits and Reports on Form 8-K                                                                   25

         Signatures                                                                                         27

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           COMPAQ COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                             MARCH 31,    DECEMBER 31,
(In millions, except par value)                                2002          2001
                                                            ----------    ------------
                                                            (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                $    3,702    $    3,874
   Trade accounts receivable, net                                4,147         4,623
   Leases and other accounts receivable                          1,957         1,881
   Inventories                                                   1,419         1,402
   Other assets                                                  1,440         1,498
                                                            ----------    ----------
     Total current assets                                       12,665        13,278

Property, plant and equipment, net                               3,171         3,199
Other assets, net                                                6,935         7,212
                                                            ----------    ----------
       Total assets                                         $   22,771    $   23,689
                                                            ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Borrowings                                               $    1,666    $    1,692
   Accounts payable                                              3,350         3,881
   Deferred income                                               1,191         1,181
   Other liabilities                                             3,984         4,379
                                                            ----------    ----------
     Total current liabilities                                  10,191        11,133
                                                            ----------    ----------

Long-term debt                                                     600           600
                                                            ----------    ----------
Postretirement and other postemployment benefits                   844           839
                                                            ----------    ----------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value
     Shares authorized:  10 million; shares issued:  none           --            --
   Common stock and capital in excess of $.01 par value
     Shares authorized:  3 billion
     Shares issued:  March 31, 2002 - 1,774 million
       December 31, 2001 - 1,766 million                         8,375         8,307
   Retained earnings                                             4,394         4,393
   Accumulated other comprehensive loss                           (182)         (132)
   Treasury stock (shares:  March 31, 2002 - 62 million
       December 31, 2001 - 62 million)                          (1,451)       (1,451)
                                                            ----------    ----------
     Total stockholders' equity                                 11,136        11,117
                                                            ----------    ----------
       Total liabilities and stockholders' equity           $   22,771    $   23,689
                                                            ==========    ==========


 See accompanying notes to interim condensed consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
(In millions, except per share amounts)                         2002            2001
--------------------------------------                       ------------    ------------
Revenue:
   Products                                                  $      6,109    $      7,480
   Services                                                         1,619           1,701
                                                             ------------    ------------
     Total revenue                                                  7,728           9,181

Cost of sales:
   Products                                                         4,969           5,893
   Services                                                         1,169           1,212
                                                             ------------    ------------
     Total cost of sales                                            6,138           7,105
                                                             ------------    ------------
Selling, general and administrative                                 1,157           1,438
Research and development                                              286             364
Restructuring and related charges                                      --             249
Merger-related costs                                                   35              --
Other (income) expense, net                                            49            (106)
                                                             ------------    ------------
                                                                    1,527           1,945
                                                             ------------    ------------

Income before income taxes                                             63             131
Provision for income taxes                                             19              40
                                                             ------------    ------------
Income before cumulative effect of accounting change                   44              91
Cumulative effect of accounting change, net of tax                     --            (222)
                                                             ------------    ------------

Net income (loss)                                            $         44    $       (131)
                                                             ============    ============

Earnings (loss) per common share:
Basic:
   Before cumulative effect of accounting change             $       0.03    $       0.05
   Cumulative effect of accounting change, net of tax                  --           (0.13)
                                                             ------------    ------------
                                                             $       0.03    $      (0.08)
                                                             ============    ============
Diluted:
   Before cumulative effect of accounting change             $       0.03    $       0.05
   Cumulative effect of accounting change, net of tax                  --           (0.13)
                                                             ------------    ------------
                                                             $       0.03    $      (0.08)
                                                             ============    ============

Shares used in computing earnings (loss) per common share:
   Basic                                                            1,705           1,685
                                                             ============    ============
   Diluted                                                          1,718           1,685
                                                             ============    ============


 See accompanying notes to interim condensed consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
(In millions)                                                        2002            2001
-------------                                                     ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                              $         44    $       (131)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Cumulative effect of accounting change, net of tax                   --             222
       Depreciation and amortization                                       320             388
       Restructuring and related charges                                    --             249
       Gain on sale of investments                                         (11)           (132)
       Deferred income taxes and other                                     118             107
       Changes in assets and liabilities                                  (493)           (204)
                                                                  ------------    ------------
           Net cash provided by (used in) operating activities             (22)            499
                                                                  ------------    ------------

Cash flows from investing activities:
   Capital expenditures, net                                              (153)           (370)
   Other, net                                                                8             112
                                                                  ------------    ------------
           Net cash used in investing activities                          (145)           (258)
                                                                  ------------    ------------

Cash flows from financing activities:
   Decrease in short-term borrowings                                       (26)            (61)
   Common stock transactions, net                                           68             (55)
   Dividends to stockholders                                               (43)            (42)
                                                                  ------------    ------------
           Net cash used in financing activities                            (1)           (158)
                                                                  ------------    ------------

Effect of exchange rate changes on cash and cash equivalents                (4)            (10)
                                                                  ------------    ------------
           Net increase (decrease) in cash and cash equivalents           (172)             73
Cash and cash equivalents at beginning of period                         3,874           2,569
                                                                  ------------    ------------

Cash and cash equivalents at end of period                        $      3,702    $      2,642
                                                                  ============    ============




 See accompanying notes to interim condensed consolidated financial statements.

                           COMPAQ COMPUTER CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying interim condensed consolidated financial statements of Compaq Computer Corporation ("Compaq") as of March 31, 2002 and December 31, 2001 and for the three month periods ended March 31, 2002 and 2001, respectively, have been prepared on substantially the same basis as Compaq's annual consolidated financial statements and should be read in conjunction with Compaq's Annual Report on Form 10-K for the year ended December 31, 2001. The interim condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year.

NOTE 2 - ACCOUNTING CHANGES

         In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. With respect to goodwill amortization, Compaq adopted FAS 142 effective January 1, 2002. The result of the application of the non-amortization provisions of FAS 142 for goodwill is not material for the three months ended March 31, 2002. At March 31, 2002, Compaq had goodwill of $248 million. Pursuant to FAS 142, Compaq will complete its test for goodwill impairment during the second quarter 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. Compaq is currently evaluating the effect that the impairment review may have on its consolidated results of operation and financial position.

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

NOTE 3 - PENDING MERGER WITH HEWLETT-PACKARD COMPANY

         On September 3, 2001, Compaq and Hewlett-Packard Company ("HP") announced that a definitive merger agreement was unanimously approved by both Boards of Directors, subject to, among other conditions, regulatory approval and affirmative stockholders' vote by both companies. Under the terms of the agreement dated as of September 4, 2001, Compaq stockholders will receive 0.6325 of a newly issued HP share for each outstanding share of Compaq common stock. The transaction will be accounted for as a purchase. During the first quarter 2002, the proposed merger received the required European and U.S. government regulatory approvals. On March 20, 2002, Compaq shareholders approved the merger. On March 28, 2002, Walter Hewlett, a director and shareholder of HP individually and as Co-Trustee of the William R. Hewlett Revocable Trust ("the Trust"), Edwin E. van Bronkhorst, as Co-Trustee of the Trust, and the Trust itself brought an action in the Court of Chancery of Delaware against HP in connection with the planned merger. A bench trial on the action commenced in the Court of Chancery on April 23, 2002 and is expected to conclude in three days. A ruling by the presiding judge is expected in the near future following the conclusion of the trial. On April 17, 2002, HP announced that the preliminary vote count from the March 19, 2002 special meeting of HP shareowners affirms that the proposed merger was approved. While the results of the HP shareholder vote are not yet official and the outcome of the litigation against HP is presently unknown, Compaq believes the planned merger will ultimately be consummated; however, the outcome is presently uncertain.

NOTE 4 - CERTAIN BALANCE SHEET COMPONENTS

         Raw materials, work-in-progress and finished goods were $265 million, $210 million and $944 million, respectively, at March 31, 2002 and $298 million, $172 million and $932 million, respectively, at December 31, 2001.

         Accumulated depreciation was $3.9 billion at both March 31, 2002 and December 31, 2001.

         At March 31, 2002 and December 31, 2001, Compaq held $265 million and $370 million of equity investments, respectively, included in other non-current assets. As of March 31, 2002, the cost basis and fair value of Compaq's available-for-sale securities were approximately $45 million and $53 million, respectively.

         Intangibles included in non-current other assets are shown below:

(in millions)                           MARCH 31,     DECEMBER 31,
                                          2002           2001
                                       ----------    -------------
Gross intangibles:
     Installed customer base           $    1,224    $       1,221
     Proven research and development          545              545
     Capitalized software                     378              338
     Other intangibles                        220              230
                                       ----------    -------------
                                            2,367            2,334

Accumulated amortization:
     Installed customer base                 (308)            (287)
     Proven research and development         (413)            (386)
     Capitalized software                    (127)            (102)
     Other intangibles                       (157)            (150)
                                       ----------    -------------
                                           (1,005)            (925)

Goodwill, net                                 248              242
                                       ----------    -------------

Total intangibles, net                 $    1,610    $       1,651
                                       ==========    =============

         Substantially all of the installed customer base intangible asset relates to the 1998 acquisition of Digital Equipment Corporation, and the asset was recorded at fair value. Estimated aggregate amortization expense based on current intangibles for the next five years is as follows: $300 million in 2002, $230 million in 2003, $150 million in 2004, $90 million in 2005 and $90 million in 2006.

         In February 2002, Compaq reduced its multi-year revolving credit facility that expires in October 2002 from $2.0 billion to $1.75 billion. Compaq also has a 364-day $1.75 billion revolving credit facility that expires in September 2002. The facilities bear interest at LIBOR plus 0.325 percent and LIBOR plus 0.625 percent, respectively. There were no borrowings outstanding under these facilities at March 31, 2002.

         At March 31, 2002, borrowings included $1.3 billion in commercial paper and $275 million in debt securities maturing August 1, 2002. At December 31, 2001, borrowings included $1.2 billion in commercial paper and $275 million in debt securities maturing August 1, 2002.

         On February 25, 2002, the Board of Directors of Compaq approved a cash dividend of $0.025 per share of common stock, or approximately $43 million, to stockholders of record as of March 6, 2002, payable on April 2, 2002. On January 26, 2001, the Board of Directors of Compaq approved a cash dividend of $0.025 per share of common stock, or approximately $42 million, to stockholders of record as of March 31, 2001, payable on April 20, 2001.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss), net of tax, are listed below:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
(In millions)                                                          2002            2001
-------------                                                       ------------    ------------
Net income (loss)                                                   $         44    $       (131)
Other comprehensive income (loss):
   Foreign currency translations                                             (22)              6
   Changes in gains  and losses on derivative instruments, net of
     reclassifications                                                        (9)             14
   Changes in unrealized gains and losses on investments, net of
     reclassifications                                                       (19)           (135)
                                                                    ------------    ------------
Comprehensive loss                                                  $         (6)   $       (246)
                                                                    ============    ============

NOTE 6 - OTHER INCOME AND EXPENSE

         Other (income) and expense consisted of the following:

                               THREE MONTHS ENDED MARCH 31,
                               ----------------------------
(In millions)                      2002            2001
-------------                  ------------    ------------
Interest and dividend income   $        (32)   $       (110)
Investment income, net                   (5)            (75)
Interest expense                         29              26
Other expense, net                       57              53
                               ------------    ------------
                               $         49    $       (106)
                               ============    ============

NOTE 7 - EARNINGS PER COMMON SHARE

         Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Stock options to purchase 231 million and 175 million shares of common stock for the three month periods ended March 31, 2002 and 2001, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares.

NOTE 8 - SEGMENT DATA

         Summary financial data by business segment follows:

                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
(In millions)                        2002            2001
----------------                 ------------    ------------
Enterprise Computing
   Revenue                       $      2,351    $      2,920
   Operating income                        18             144
Access
   Revenue                              3,545           4,346
   Operating loss                         (36)           (110)
Compaq Global Services
   Revenue                              1,882           1,935
   Operating income                       229             254
Segment Eliminations and Other
   Revenue                                (50)            (20)
   Operating income (loss)                (15)             20
Consolidated Segment Totals
   Revenue                       $      7,728    $      9,181
   Operating income              $        196    $        308

         A reconciliation of Compaq's consolidated segment operating income to consolidated income before income taxes follows:

                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
(In millions)                               2002            2001
-------------                           ------------    ------------
Consolidated segment operating income   $        196    $        308
Unallocated corporate expenses                   (49)            (34)
Restructuring and related charges                 --            (249)
Merger-related costs                             (35)             --
Other income (expense), net                      (49)            106
                                        ------------    ------------
Income before income taxes              $         63    $        131
                                        ============    ============

NOTE 9 - RESTRUCTURING AND RELATED CHARGES

         In the first and second quarters of 2001, Compaq's management approved restructuring plans to realign its organization and reduce operating costs. Compaq formed the Access segment and implemented significant changes in its business model and supply chain operations. In addition, Compaq consolidated certain functions within its global business units and reduced administrative functions.

         Restructuring and related charges of $249 million and $493 million were expensed during the first and second quarters of 2001, respectively. The first quarter charge was comprised of $173 million related to employee separations, $64 million of related asset impairment charges and $12 million for other exit costs. The second quarter charge was comprised of $303 million related to employee separations, $138 million of related asset impairment charges, $40 million for facility closure costs and $12 million for other exit costs. During the fourth quarter of 2001, Compaq reversed excess reserves of $68 million for employee separation costs accrued in conjunction with the first and second quarter plans and expensed an additional charge of approximately the same amount for additional reductions of 1,400 employee positions as approved by management to further achieve its objectives of realigning its organization and reducing operating costs. Employee separation benefits under each plan were similar and included severance, medical and other benefits. Employee separations under the 2001 plans were substantially completed as of March 31, 2002.

         Components of accrued restructuring costs and amounts charged against the 2001 plans as of March 31, 2002 were as follows:


                                          ADJUSTMENTS
                            BEGINNING         AND          DECEMBER 31,                     MARCH 31,
 (In millions)               ACCRUAL      EXPENDITURES        2001        EXPENDITURES        2002
                          -------------   -------------   -------------   -------------   -------------
 Employee separations     $         476   $         245   $         231   $         120   $         111
 Facility closure costs              40              15              25               6              19
 Other exit costs                    24              16               8               6               2
                          -------------   -------------   -------------   -------------   -------------
                          $         540   $         276   $         264   $         132   $         132
                          =============   =============   =============   =============   =============

         The accrual at March 31, 2002 consists primarily of future cash payments to employees separated prior to March 31, 2002.

NOTE 10 - LITIGATION

         Compaq is subject to legal proceedings and claims that arise in the ordinary course of business. Compaq does not believe that the outcome of any of those matters will have a material adverse effect on Compaq's consolidated financial position, operating results or cash flows.

         Compaq and certain of its current and former officers and directors were named in two consolidated class action lawsuits pending in the United States District Court for the Southern District of Texas, Houston Division ("USDC - Houston"). One lawsuit was filed in 1998 and the other in 1999.

         The 1998 litigation consolidates five class action lawsuits brought by persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998. It asserts claims under Section 19(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 promulgated thereunder and Section 29(a) of the Exchange Act. Allegations in the 1998 lawsuit include the claim that the defendants withheld information and made misleading statements about channel inventory and factoring of receivables in order to inflate the market price of Compaq's common stock and further alleges that certain individual defendants sold Compaq common stock at the inflated prices. In the 1998 litigation, USDC - Houston entered an order granting class certification. Compaq appealed class certification to United States Court of Appeals for the Fifth Circuit ("Fifth Circuit Appellate Court"). Only July 25, 2001, Fifth Circuit Appellate Court vacated USDC - Houston's order certifying a class and appointing class representatives and remanded the case to USDC - Houston for further proceedings in accordance with its opinion. A petition for rehearing before the Fifth Circuit appellate Court was denied on January 15, 2002. On February 8, 2002, USDC - Houston ordered plaintiffs to file supplemental motions on class certification by April 19, 2002. Plaintiff filed a supplemental motion renewing their motion for class certification on February 28, 2002. Compaq filed an opposition on March 19, 2002. The matter is pending before the USDC - Houston. Compaq is vigorously defending the 1998 lawsuit.

         The 1999 litigation also consolidated a number of class action lawsuits. The litigation was brought on behalf of purchasers of Compaq common stock between January 27, 1999 and April 9, 1999. It asserted claims for alleged violations of Section 19(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act; and Sections 11 and 15 of the Securities Act of 1933 ("Securities Act"). Allegations in the 1999 litigation included the claim that certain defendants and Compaq issued a series of materially false and misleading statements concerning Compaq's prospectus in 1999 in order to inflate the market price of Compaq's common stock and further alleges that certain individual defendants sold Compaq common stock at the inflated prices. On April 1, 2002, the USDC - Houston dismissed the second amended complaint in the 1999 litigation with prejudice.

         Compaq is a defendant in two consumer class action lawsuits, (LaPray v. Compaq and Sprung v. Compaq) that are part of a series of similar lawsuits filed against other major computer manufacturers, involving claims that the computer industry sold computers with allegedly defective floppy disk controllers. LaPray is pending in the District Court of Jefferson County, Texas, 60th Judicial District in Beaumont ("State District Court - Beaumont") while Sprung is pending in the United States District Court for the District of Colorado ("USDC - Colorado"). A class certification hearing was held in LaPray on June 8, 2001. State District Court - Beaumont entered an order granting class certification on July 23, 2001. Compaq has appealed the class certification order. The Sprung case has been stayed while USDC - Colorado considers Compaq's motion to dismiss. Compaq continues to provide information to the Federal government and state attorneys general in California and Illinois in response to inquiries regarding floppy disk controllers in computers sold to government entities.

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

         On September 3, 2001, Compaq and Hewlett-Packard Company ("HP") announced that a definitive merger agreement was unanimously approved by both Boards of Directors, subject to, among other conditions, regulatory approval and affirmative stockholders' vote by both companies. Under the terms of the agreement dated as of September 4, 2001, Compaq stockholders will receive 0.6325 of a newly issued HP share for each outstanding share of Compaq common stock. The transaction will be accounted for as a purchase. During the first quarter 2002, the proposed merger received the required European and U.S. government regulatory approvals. On March 20, 2002, Compaq shareholders approved the merger. On March 28, 2002, Walter Hewlett, a director and shareholder of HP individually and as Co-Trustee of the William R. Hewlett Revocable Trust ("the Trust"), Edwin E. van Bronkhorst, as Co-Trustee of the Trust, and the Trust itself brought an action in the Court of Chancery of Delaware against HP in connection with the planned merger. A bench trial on the action commenced in the Court of Chancery on April 23, 2002 and is expected to conclude in three days. A ruling by the presiding judge is expected in the near future following the conclusion of the trial. On April 17, 2002, HP announced that the preliminary vote count from the March 19, 2002 special meeting of HP shareowners affirms that the proposed merger was approved. While the results of the HP shareholder vote are not yet official and the outcome of the litigation against HP is presently unknown, Compaq believes the planned merger will ultimately be consummated; however, the outcome is presently uncertain. Despite Compaq's intent to complete the planned merger, as part of its ordinary course strategic planning, Compaq continues to consider its revenue and cost forecasts, capital resources, business units' growth and contraction and other forward looking planning as a stand-alone entity.

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

RESULTS OF OPERATIONS

         Summary financial data by business segment follows:

                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
(In millions)                        2002            2001
-------------                    ------------    ------------
Enterprise Computing
   Revenue                       $      2,351    $      2,920
   Operating income                        18             144
Access
   Revenue                              3,545           4,346
   Operating loss                         (36)           (110)
Compaq Global Services
   Revenue                              1,882           1,935
   Operating income                       229             254
Segment Eliminations and Other
   Revenue                                (50)            (20)
   Operating income (loss)                (15)             20
Consolidated Segment Totals
   Revenue                       $      7,728    $      9,181
   Operating income              $        196    $        308

         A reconciliation of Compaq's consolidated segment operating income to consolidated income before income taxes follows:

                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
(In millions)                               2002            2001
-------------                           ------------    ------------
Consolidated segment operating income   $        196    $        308
Unallocated corporate expenses                   (49)            (34)
Restructuring and related charges                 --            (249)
Merger-related costs                             (35)             --
Other income (expense), net                      (49)            106
                                        ------------    ------------
Income before income taxes              $         63    $        131
                                        ============    ============

OVERVIEW

         Compaq reported first quarter consolidated revenue of $7.7 billion, a decrease of 16 percent compared with the first quarter of 2001. Economic uncertainty and competitive pricing pressures continued into the first quarter of 2002 with revenue decreasing across all segments compared to the prior year quarter.

         Consolidated gross margin of $1.6 billion (21 percent of revenue) declined 2 percentage points for the quarter ended March 31, 2002 compared with the first quarter of 2001. The competitive pricing environment and a shift in demand to low-cost technology alternatives drove lower gross margin in all segments.

         Consolidated operating expense, excluding merger-related costs of $35 million, was $1.4 billion for the first quarter of 2002, a reduction of $359 million, or 20 percent, compared with the first quarter of 2001. As a percentage of revenue, operating expense decreased 1 point to 19 percent during the current quarter compared with the prior year period. Operating expenses declined for the fifth consecutive quarter as Compaq continued to realize cost savings related to restructuring actions implemented in 2001.

         Compaq's effective tax rate was 30 percent for the quarters ended March 31, 2002 and 2001.

         For the first quarter of 2002, Compaq's net income (excluding special items) was $65 million, or $0.04 per diluted common share, compared with $214 million, or $0.13 per diluted common share in the prior year quarter. On a reported basis, Compaq's consolidated net income was $44 million, or $0.03 per diluted common share, for the first quarter of 2002, compared with a net loss of $131 million, or $(0.08) per diluted common share, in the prior year quarter.

         Special items in the first quarter of 2002 included merger-related costs of $35 million; and net investment income of $5 million (collectively $21 million, net of tax), while special items in the first quarter of 2001 included a restructuring charge of $249 million, net investment income of $75 million (collectively $123 million, net of tax) and a cumulative effect of accounting change of $222 million, net of tax.

ENTERPRISE COMPUTING

         Enterprise Computing designs, develops, manufactures and markets advanced computing and telecommunications products and solutions for enterprise customers worldwide, including business-critical servers, industry-standard servers and storage products.

Revenue

         Enterprise Computing revenue decreased $569 million, or 19 percent, compared with the first quarter of 2001 and represented 30 percent of consolidated revenue during the quarter. The combination of weak economic conditions and a shift in mix toward lower-end products significantly reduced segment revenue. Revenue from industry-standard servers decreased as intense price competition resulted in average selling price declines of 18 percent, offsetting an increase in the number of units sold. Consistent with the overall IT market, business-critical server revenue declined as large customers such as stock exchanges and telecommunications firms reduced IT spending. Continued pricing pressures due to customer spending constraints also led to a 19 percent decline in enterprise storage product revenue compared with the prior year quarter. However, Compaq shipped 35 petabytes of storage during the first quarter of 2002 compared with 18 petabytes for the prior year quarter.

Operating Income

         Enterprise Computing operating income decreased $126 million, or 88 percent, in the first quarter of 2002 compared with the prior year period. Overall declines in revenue, resulting from intense pricing pressures as previously noted, and the shift in mix to lower-end products drove the decrease in operating income. The decrease in operating income was partially offset by continued cost reductions compared with the prior year quarter. Operating expenses within this segment decreased in whole dollars and as a percentage of revenue as benefits were realized from restructuring actions implemented in the prior year.

ACCESS

         The Access business delivers personal computing products and solutions targeting the convergence of business and home-user computing for the Internet-connected world.

Revenue

         Access revenue decreased $801 million, or 18 percent, compared with the first quarter of 2001 and represented 46 percent of consolidated revenue during the quarter. Declines in revenue from the prior year period resulted from worldwide PC market declines of six percent, continued weak economic conditions and aggressive price competition. Average selling prices for desktops and notebooks were lower by 6 percent and 18 percent, respectively, for the first quarter 2002 compared with the prior year period. Weak market conditions drove overall unit sales of desktops and notebooks lower by 15 percent compared with the first quarter of 2001. Unit sales of the Compaq iPAQ(TM) handheld grew 14 percent compared with the prior year quarter due to lessened supply constraints.

Operating Income

         The Access business incurred an operating loss of $36 million during the first quarter of 2002, an improvement of $74 million compared with the prior year period. The improvement over the prior year quarter was driven by significant continued cost reductions, as the decline in operating expense outpaced the decline in revenue. These cost reductions resulted primarily from actions related to the consolidation of Compaq's previous two personal computing businesses. Segment gross margin declined compared with the prior year quarter due to aggressive pricing and weak economic conditions. Compaq was able to partially mitigate the downward pressure on margins by increasing its direct sales mix 8 percentage points in North America.

COMPAQ GLOBAL SERVICES

         Compaq Global Services delivers worldwide infrastructure and solution design implementation, management and support services, as well as leasing and asset management services.

Revenue

         Compaq Global Services revenue decreased $53 million, or 3 percent, compared with the first quarter of 2001 and represented 24 percent of consolidated revenue during the quarter. Growth in financial services and customer support was more than offset by declines in the systems integration business. Revenue in the financial services sector increased 13 percent over the prior year quarter driven by increased asset management and growth in the leasing portfolio. Customer support revenue increased slightly compared with the prior year quarter as customers continued to seek services and solutions to increase productivity and reduce costs. While revenue benefited from customer demand for cost-efficient solutions, continued economic weakness has caused customers to delay spending on IT investment projects. General declines in the IT consulting market contributed to decreased revenue from systems integration. Pricing pressures also negatively affected revenue in the services segment due to consumer focus on cost savings in purchasing decisions.

Operating Income

         Compaq Global Services operating income decreased $25 million, or 10 percent, during the quarter compared with the first quarter of 2001. Gross margin declines in customer support and systems integration were partially offset by margin growth in financial services. The current sales mix of lower margin services and intense price competition within the systems integration market placed downward pressure on operating income during the quarter. Compaq continues to refine the service delivery fulfillment model in order to mitigate downward margin pressures of business mix changes and shifting revenue profile.

RESTRUCTURING AND RELATED CHARGES

         In the first and second quarters of 2001, Compaq's management approved restructuring plans to realign its organization and reduce operating costs. Compaq formed the Access segment and implemented significant changes in its business model and supply chain operations. In addition, Compaq consolidated certain functions within its global business units and reduced administrative functions.

         Restructuring and related charges of $249 million and $493 million were expensed during the first and second quarters of 2001, respectively. The first quarter charge was comprised of $173 million related to employee separations, $64 million of related asset impairment charges and $12 million for other exit costs. The second quarter charge was comprised of $303 million related to employee separations, $138 million of related asset impairment charges, $40 million for facility closure costs and $12 million for other exit costs. During the fourth quarter of 2001, Compaq reversed excess reserves of $68 million for employee separation costs accrued in conjunction with the first and second quarter plans and expensed an additional charge of approximately the same amount for additional reductions of 1,400 employee positions as approved by management to further achieve its objectives of realigning its organization and reducing operating costs. Employee separation benefits under each plan were similar and included severance, medical and other benefits. Employee separations under the 2001 plans were substantially completed as of March 31, 2002.

         Compaq believes that its substantially completed restructuring actions will yield annualized savings in cost of sales and operating expenses of approximately $950 million, in line with its previous target estimates.

         Components of accrued restructuring costs and amounts charged against the 2001 plans as of March 31, 2002 were as follows:

                                        ADJUSTMENTS
                          BEGINNING         AND        DECEMBER 31,                    MARCH 31,
 (In millions)             ACCRUAL      EXPENDITURES      2001        EXPENDITURES       2002
                         ------------   ------------   ------------   ------------   ------------
Employee separations     $        476   $        245   $        231   $        120   $        111
Facility closure costs             40             15             25              6             19
Other exit costs                   24             16              8              6              2
                         ------------   ------------   ------------   ------------   ------------
                         $        540   $        276   $        264   $        132   $        132
                         ============   ============   ============   ============   ============

         The accrual at March 31, 2002 consists primarily of future cash payments to employees separated prior to March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Compaq's cash and cash equivalents decreased $172 million to $3.7 billion at March 31, 2002. The decrease resulted primarily from $22 million used in operating activities and $145 million used in investing activities.

         Net cash of $22 million used in operating activities consisted primarily of net income adjusted for non-cash items of $471 million, offset by $493 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from a decrease in accounts payable, restructuring and other current liabilities, partially offset by a decrease in receivables. Days sales outstanding, inventory turns and days payable data was as follows:

                                MARCH 31,            DECEMBER 31,           MARCH 31,
                                   2002                  2001                  2001
                                ---------            ------------           ---------
Days sales outstanding              49                    50                    56
Inventory turns                     17                    19                    14
Days payable                        49                    52                    48

         Net cash of $145 million used in investing activities consisted of $153 million used for net capital expenditures partially offset by $8 million provided by other investing activities.

         Cash used in financing activities of $1 million consisted of a decrease in short-term borrowings of $26 million and dividends paid to stockholders of $43 million, offset by net common stock transactions of $68 million.

         Estimated future uses of cash in 2002 include capital expenditures for land, buildings and equipment of approximately $560 million and purchases of equipment to be leased to third parties of approximately $260 million.

         As part of its on-going business, Compaq does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

         Compaq currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. In February 2002, Compaq reduced its multi-year revolving credit facility that expires in October 2002 from $2.0 billion to $1.75 billion. Compaq also has a 364-day $1.75 billion revolving credit facility that expires in September 2002. The facilities bear interest at LIBOR plus 0.325 percent and LIBOR plus 0.625 percent, respectively. There were no borrowings outstanding under these facilities at March 31, 2002. Compaq operates two short-term commercial paper programs authorized for a total of $4.7 billion. These programs are supported by the two $1.75 billion credit facilities. Outstanding commercial paper reduces available borrowings under these credit facilities. At March 31, 2002, Compaq had $1.3 billion in commercial paper outstanding under the programs, with a weighted average interest rate of 2.3 percent. The carrying amount of the borrowings under the commercial paper programs approximates their fair value. Additionally, Compaq maintains various lines of credit, totaling $537 million, which were unused at March 31, 2002.

         In May 2000, Compaq registered $2.0 billion of debt securities. Compaq had the following debt securities outstanding under its effective registration statement as of March 31, 2002:

          DATE              AMOUNT          INTEREST RATE           INTEREST PAYABLE              MATURITY DATE
     ----------------    --------------     --------------      -----------------------          ----------------
       August 2000       $300 million           7.65%           February 1 and August 1           August 1, 2005
       August 2000       $275 million           7.45%           February 1 and August 1           August 1, 2002

         In February 2001, Compaq established under its effective registration statement a $1.4 billion medium-term notes program for issuance of debt securities due nine months or more from date of issue. Compaq had the following debt securities outstanding under its medium-term notes program as of March 31, 2002:

          DATE              AMOUNT          INTEREST RATE           INTEREST PAYABLE              MATURITY DATE
     ----------------    --------------     --------------      -----------------------          ----------------
        May 2001         $300 million           6.2%             May 15 and November 15            May 15, 2003

         The net proceeds from the sale of these senior unsecured debt securities were used for general corporate purposes including investments in Compaq's leasing operations, capital expenditures and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes). At March 31, 2002, Compaq had the capacity to issue an additional $1.1 billion under its medium-term notes program.

         Compaq's contractual obligations at March 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods have not changed materially since December 31, 2001.

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

         The delay in closing the planned merger could have an adverse effect on Compaq's revenues in the near-term if customers delay, defer, or cancel purchases pending completion of the planned merger with HP. To the extent a prolonged delay in completing the planned merger creates uncertainty among those persons and organizations contemplating purchases of products or services such that several large customers, or a significant group of small customers, delay purchase decisions pending resolution of the planned merger, this could have an adverse effect on Compaq's results of operations, and quarterly revenues could be substantially below the expectations of market analysts and could cause a reduction in stock price. Compaq has implemented customer assurance programs to address the risk of customer loss due to their uncertainty relating to the planned merger, which may result in additional obligations of Compaq that could result in higher long-term costs to Compaq.

         Continued weak global economic conditions could adversely impact Compaq's revenues and growth rate. During the past year, the information technology market weakened, first in the United States, then in Europe and Asia. Continued softness in these markets, particularly in the telecommunications and consumer sectors, and purchasers' uncertainty about the extent of the global economic downturn could result in lower demand for products and services. Compaq has observed effects of the global economic downturn in many areas of its business. For example, the downturn has contributed to reported net revenue and gross margin declines, reflecting the effect of competitive pressures. The economic downturn also has led, in part, to restructuring actions and contributed to write-downs to reflect the impairment of certain investments in Compaq's investment portfolio. While worsening economic conditions have had a negative impact on revenues to date, revenues, gross margins and earnings could further deteriorate or Compaq's growth rate could be adversely affected in the future as a result of economic conditions.

        The competitive environment in the information technology industry places pressure on revenue, gross margins and market share. Competition remains intense in the information technology industry with a large number of competitors vying for customers and market share domestically and internationally. These competitive factors have spurred more aggressive pricing tactics due to the softness in the information technology industry, which continues to put pressure on revenue, gross margins and market share. In 2002, Compaq intends to continue aggressive pricing and programs to drive demand generation in core markets and to reduce reseller inventories. Compaq cannot guarantee that programs and lower prices will generate growth in demand, or that the growth in demand will offset the relative reduction in its gross margins. Further, if its pricing and programs are not sufficiently competitive with the pricing and programs offered by its current and future competitors, Compaq may lose market share, which could adversely affect its revenues and prospects. Failure to successfully manage operating expenses, in connection with pricing programs, could adversely affect results of operations.

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

         The consolidation of Compaq's high performance servers on a single microprocessor architecture could adversely affect its revenues. In June 2001, Compaq announced a strategic alliance with Intel that, over a multi-year period, will lead to consolidation of its NonStop(TM) Himalya(TM) and AlphaServer(TM) systems onto a single microprocessor architecture. The transition to the Intel architecture could lead to the loss of potential new business for Compaq's high-end enterprise products with different microprocessor architecture and service business associated with such products and, more significantly, the loss of current customers to high-end enterprise hardware competitors in this sector. Compaq believes it has successfully communicated its product transition strategy to its customers and while Compaq has not observed a significant loss of existing customers or new business in the period since the announced strategic alliance with Intel, such a loss of business or current customers in the high-end performance enterprise server market could adversely affect Compaq's revenues.

         Compaq's failure to timely and successfully implement changes in its delivery models could negatively affect its revenues. Compaq uses a variety of delivery models to sell its broad array of products and services. Compaq sells directly to end-users in all market sectors, but the largest proportion of its direct hardware sales is in large United States enterprise accounts. Some of Compaq's computing hardware products are sold to the commercial market through third-party resellers while some consumer personal computing products are sold through retail outlets. Compaq has established a variety of programs designed to achieve improved operational capabilities for all of its delivery models by simplifying its product set and pricing model, re-engineering its channel delivery model and more rapidly expanding its e-commerce capabilities for large, medium and small businesses. Should Compaq fail to implement the most advantageous delivery model for each of its products and services, Compaq could lose market opportunities which could result in an adverse impact on its revenues.

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

         Compaq's failure to successfully align its service practices with the trend toward industry-standard products could adversely affect its business. Compaq's Global Services business has traditionally provided services that included the design and implementation of both high-end proprietary systems and industry-standard products. As the trend for design and implementation of systems continues to move from proprietary environments to industry-standard products, Compaq will need to continue to accelerate retraining and rebalancing its services workforce to compete in the new environment. Compaq's failure to successfully continue rebalancing, training, and attracting the necessary personnel to achieve this transition as Compaq adapts its service practices to changing conditions could adversely affect its business.

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

         The risks of doing business in developing countries and economically volatile areas could adversely affect Compaq's operations and earnings. Compaq's operations in developing countries, such as Brazil and India, and the expansion of sales into economically volatile areas, such as Asia-Pacific, Latin America and other emerging markets, subject Compaq to a number of economic and other risks. Such risks include financial instability among customers in these regions, the volatility of economic conditions in countries dependent on exports from the United States and European markets, and political instability and potential conflicts among developing nations. Compaq generally has experienced longer accounts receivable cycles in emerging markets, in particular Latin American markets, when compared with the United States and European markets. Compaq is also subject to any political and financial instability in the countries in which it operates, including inflation, recession, trade protection measures, local labor conditions, and unexpected changes in regulatory requirements, currency devaluation and interest rate fluctuations. Compaq's failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect its business.

         Compaq's reliance on third-party suppliers could curtail production. Compaq depends on many third-party suppliers, such as Original Equipment Manufacturers (OEMs) and Electronic Manufacturing Services (EMS) companies, for key components contained in its product offerings and certain other supply chain functions. For some of these components, Compaq may only use a single source supplier. From time to time, the supply for key components in its products lags behind worldwide demand. If the supply of a key material component is delayed or curtailed, Compaq's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. For example, in 2001 Compaq experienced shortages in microprocessors and printed circuit assemblies, which constrained production. In the event that the financial condition of Compaq's third-party suppliers for key components were to erode, the delay or curtailment of deliveries of key material components could occur. Further, Compaq's reliance on third-party suppliers of key material components exposes it to potential product quality issues that could affect the reliability and performance of its product set. Compaq's inability to ship its products in desired quantities and in a timely manner due to a delay or curtailment of the supply of material components, or product quality issues arising from faulty components manufactured by third-party suppliers, could adversely affect the market for its products and lead to a reduction in its revenues. Compaq's attempts to mitigate the risk of reliance on third-party suppliers by working closely on product plans, coordinated product introductions, purchases on the spot market and selected strategic purchases could also fail.

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

        Compaq's stock price, like that of other technology companies, can be volatile. Some of the factors that could affect Compaq's stock price are Compaq's, or a competitor's, announcement of new products, services or technological innovations, quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, and speculation in the press or investment community about Compaq's financial condition or results of operations. General market conditions and domestic or international economic factors unrelated to Compaq's performance may also affect its stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.
         Because of the foregoing factors (Factors That May Affect Financial Condition and Future Results), as well as other variables affecting Compaq's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For quantitative and qualitative disclosures about market risks affecting Compaq, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" of Compaq's Annual Report on Form 10-K for the year ended December 31, 2001. Compaq's exposure to market risks has not changed materially since December 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 10 to unaudited interim condensed consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the special meeting of stockholders of Compaq on March 20, 2002, the stockholders voted on the proposal to approve and adopt the Agreement and Plan of Reorganization among Hewlett-Packard Company, Heloise Merger Corporation and Compaq, and to approve the merger contemplated by the agreement and Plan of Merger. The results of the vote were:

      NUMBER OF SHARES            NUMBER OF SHARES                                   NUMBER OF SHARES
         VOTED FOR                 VOTED AGAINST               ABSTENTIONS           BROKER NON-VOTES
     1,059,041,372.740            105,182,599.644             6,791,066.094                    0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit No.       Description

(a)

         10.1 Letter dated December 4, 2001, regarding Notice of Compaq Computer Corporation's ("Compaq") Commitment Reduction to the $3,000,000,000 Credit Agreement among Compaq, the banks signatory thereto and the Bank of America National Trust Savings Association, as Administrative Agent.

         10.2 Letter dated January 31, 2002, regarding Notice of Compaq's Commitment Reduction to the $3,000,000,000 Credit Agreement among Compaq, the banks signatory thereto and the Bank of America National Trust Savings Association, as Administrative Agent.

(b)      Reports on Form 8-K

     (i) Report on Form 8-K, dated January 31, 2002, containing Compaq Computer Corporation's ("Compaq") news release dated January 31, 2002, reporting that the European Commission gave formal clearance to the proposed merger between Hewlett-Packard Company ("HP") and Compaq.

     (ii) Report on Form 8-K, dated February 5, 2002, containing Compaq's news release dated February 5, 2002, reporting that a special meeting of shareholders will be held on March 20, 2002, to vote on the proposed merger with HP.

     (iii) Report on Form 8-K, dated March 6, 2002, containing Compaq's news release dated March 6, 2002, reporting that the U.S. Federal Trade Commission closed its investigation of the proposed merger between HP and Compaq.

     (iv) Report on Form 8-K, dated March 20, 2002, containing Compaq's news release dated March 20, 2002, reporting that a majority of the holders of the common stock of Compaq approved the proposed merger between HP and Compaq at a special shareholders meeting held on March 20, 2002.

     (v) Report on Form 8-K, dated April 8, 2002, containing Compaq's news release dated April 8, 2002, reporting that, based on preliminary financial data, revenue for the first quarter ended March 31, 2002, is expected to be approximately $7.7 billion, which would meet or exceed current analyst expectations.

     (vi) Report on Form 8-K, dated April 18, 2002, containing Compaq's news release dated April 18, 2002, announcing its earnings release for the first quarter of 2002 and attaching the financial discussion document from Compaq's website supplementing the information in the news releases for the first quarter of 2002.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


April 24, 2002                                COMPAQ COMPUTER CORPORATION



                                                    /s/ Jeff Clarke
                                                    ----------------------------

                                                    Jeff Clarke
                                                    Senior Vice President,
                                                    Finance and Administration
                                                    and Chief Financial Officer
                                                    (as authorized officer and
                                                    as principal financial
                                                    officer)

                                 EXHIBIT NUMBER

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------
         10.1     Letter dated December 4, 2001, regarding Notice of Compaq
                  Computer Corporation's ("Compaq") Commitment Reduction to the
                  $3,000,000,000 Credit Agreement among Compaq, the banks
                  signatory thereto and the Bank of America National Trust
                  Savings Association, as Administrative Agent.

         10.2     Letter dated January 31, 2002, regarding Notice of Compaq's
                  Commitment Reduction to the $3,000,000,000 Credit Agreement among Compaq, the banks signatory thereto and the Bank of America National Trust Savings Association, as Administrative
                  Agent.